Form 10-Q
period 1995-09-30
HARLEYSVILLE GROUP INC
filed 1995-11-07
CIK 792013

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1995  .
                               ----------------------
                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                            ------------    --------------

Commission file number   0-14697
                     ---------------

                       HARLEYSVILLE GROUP INC.
            -----------------------------------------------------
        (Exact name of registrant as specified in its charter)

          DELAWARE                                    51-0241172
-------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

       355 MAPLE AVENUE,  HARLEYSVILLE, PENNSYLVANIA  19438-2297
       --------------------------------------------------------
     (Address of principal executive offices, including zip code)

                           (215) 256-5000
             ---------------------------------------------------
         (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  .  No      .
    -----     -----

     At October 30, 1995, 13,649,674 shares of common stock of Harleysville Group Inc. were outstanding.

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

                                   INDEX

                                                        Page Number
                                                        -----------
Part I - Financial Information

  Consolidated Balance Sheets - September 30, 1995
     and December 31, 1994                                    3

  Consolidated Statements of Income - For the three
     months ended September 30, 1995 and 1994                 4

  Consolidated Statements of Income - For the nine
     months ended September 30, 1995 and 1994                 5

  Consolidated Statement of Stockholders' Equity -
     For the nine months ended September 30, 1995             6

  Consolidated Statements of Cash Flows - For the
     nine months ended September 30, 1995 and 1994            7

  Notes to Consolidated Financial Statements                  8

  Management's Discussion and Analysis of Results
     of Operations and Financial Condition                    9

Part II - Other Information                                  11

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                     (in thousands, except share data)

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     1995              1994
                                                 -------------     -----------
                   ASSETS
                   ------
Investments:
  Fixed maturities:
    Held to maturity, at amortized
      cost (fair value $571,697
      and $535,114)                             $  548,672         $  557,486
    Available for sale, at fair value
      (amortized cost $433,054
      and $384,691)                                447,213            374,322
  Equity securities, at fair value
    (cost $30,235 and $14,999)                      34,351             14,184
  Short-term investments, at cost,
    which approximates fair value                   10,664             10,324
                                                ----------         ----------
      Total investments                          1,040,900            956,316

Cash                                                 2,108              1,584
Receivables:
  Premiums                                          58,536             50,308
  Reinsurance                                       70,648             69,190
  Accrued investment income                         17,318             16,359
  Due from affiliate                                 5,365
                                                ----------         ----------
      Total receivables                            151,867            135,857

Deferred policy acquisition costs                   58,801             52,490
Prepaid reinsurance premiums                         7,862              7,630
Property and equipment, net                         22,398             21,849
Deferred income taxes                               28,817             39,292
Other assets                                        27,681             26,054
                                                ----------         ----------

      Total assets                              $1,340,434         $1,241,072
                                                ==========         ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Liabilities:
  Unpaid losses and loss settlement
    expenses                                    $  636,526         $  603,088
  Unearned premiums                                236,585            209,570
  Accounts payable and accrued expenses             44,684             42,576
  Debt and capitalized lease obligations            97,965            100,195
  Due to affiliate                                                      8,719
                                                ----------         ----------
      Total liabilities                          1,015,760            964,148
                                                ----------         ----------

Stockholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    23,000,000 shares; issued and
    outstanding 13,648,774 and
    13,364,062 shares                               13,649             13,364
  Additional paid-in capital                       109,693            103,851
  Net unrealized investment gains (losses),
    net of deferred income taxes                    11,879             (7,276)
  Retained earnings                                189,453            166,985
                                                ----------         ----------

      Total stockholders' equity                   324,674            276,924
                                                ----------         ----------

      Total liabilities and
        stockholders' equity                    $1,340,434         $1,241,072
                                                ==========         ==========

See accompanying notes to consolidated financial statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                  (dollars in thousands, except per share data)

                                                   1995             1994*
                                                 ---------        --------

Revenues:

  Premiums earned                                $120,785         $112,794
  Investment income, net of
    investment expenses                            17,185           16,044
  Realized investment gains                            56               32
  Other income                                      2,762            2,505
                                                 --------         --------
      Total revenues                              140,788          131,375
                                                 --------         --------
Losses and expenses:

  Losses and loss settlement expenses              83,395           79,253
  Amortization of deferred policy
    acquisition costs                              31,065           29,343
  Other underwriting expenses                      10,546            9,333
  Interest expense                                  1,662            1,652
  Other expenses                                      600              783
                                                 --------         --------
      Total expenses                              127,268          120,364
                                                 --------         --------
      Income before income taxes                   13,520           11,011

Income taxes                                        3,053            1,956
                                                 --------         --------
      Net income                                 $ 10,467         $  9,055
                                                 ========         ========
Weighted average number of shares
  outstanding                                  13,583,071       13,245,088

Earnings per common share                        $    .77         $    .68
                                                 ========         ========
Cash dividends per common share                  $    .19         $    .17
                                                 ========         ========

*Reclassified
 See accompanying notes to consolidated financial statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                  (dollars in thousands, except per share data)

                                                   1995            1994*
                                                 ---------       --------
Revenues:

  Premiums earned                                $353,046       $335,436
  Investment income, net of
    investment expenses                            50,916         47,954
  Realized investment gains                           566          3,169
  Other income                                      8,165          7,603
                                                 --------       --------
      Total revenues                              412,693        394,162
                                                 --------       --------
Losses and expenses:

  Losses and loss settlement expenses             249,237        268,532
  Amortization of deferred policy
    acquisition costs                              91,273         87,069
  Other underwriting expenses                      27,699         25,973
  Interest expense                                  5,151          4,811
  Other expenses                                    2,156          2,676
                                                 --------       --------
      Total expenses                              375,516        389,061
                                                 --------       --------
      Income before income taxes                   37,177          5,101

Income taxes (benefit)                              7,555         (3,894)
                                                 --------       --------
      Net income                                 $ 29,622       $  8,995
                                                 ========       ========
Weighted average number of shares
  outstanding                                  13,491,078     13,161,647

  Earnings per common share                      $   2.20       $    .68
                                                 ========       ========

  Cash dividends per common share                $    .53       $    .49
                                                 ========       ========

*Reclassified
 See accompanying notes to consolidated financial statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                             (dollars in thousands)

                                                   NET
                                                UNREALIZED
                    COMMON STOCK    ADDITIONAL  INVESTMENT
                                      PAID-IN      GAINS    RETAINED
                  SHARES    AMOUNT    CAPITAL    (LOSSES)   EARNINGS    TOTAL
                ---------  -------  ----------  -----------------------------
Balance,
 December 31,
 1994           13,364,062 $13,364  $103,851    $(7,276)  $166,985  $276,924


Net income                                                  29,622    29,622

Issuance of
 common stock      284,712     285    5,842                            6,127

Cash dividends
 paid                                                       (7,154)   (7,154)

Change in
 unrealized
 investment
 gains (losses),
 net                                            19,155                19,155
                ---------- -------  --------  --------    --------  --------
Balance,
 September 30,
 1995           13,648,774 $13,649  $109,693  $ 11,879    $189,453  $324,674
                ========== =======  ========  ========    ========  ========

See accompanying notes to consolidated financial statements.

                      HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (in thousands)


                                                     1995            1994
                                                  ----------      ----------

Cash flows from operating activities:
   Net income                                     $  29,622       $   8,995
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Change in receivables, unearned
           premiums, prepaid reinsurance
           and due to affiliate                       2,054          (6,446)
        Increase in unpaid losses and
          loss settlement expenses                   33,438          39,694
        Deferred income taxes                           161          (2,858)
        Increase in deferred policy
          acquisition costs                          (6,311)         (2,178)
        Amortization and depreciation                   795           1,082
        Gain on sale of investments                    (566)         (3,169)
        Other, net                                     (121)         (1,901)
                                                  ---------       ---------
          Net cash provided by operating
            activities                               59,072          33,219
                                                  ---------       ---------

Cash flows from investing activities:
   Fixed maturity investments:
     Purchases                                     (116,628)       (120,686)
     Sales or maturities                             78,617          96,946
   Equity securities:
     Purchases                                      (19,907)        (15,228)
     Sales                                            4,456
   Net (purchases) sales of short-term
     investments                                       (340)          6,447
   Purchase of property and equipment                (1,489)           (681)
                                                  ---------       ---------
          Net cash used by investing
            activities                              (55,291)        (33,202)
                                                  ---------       ---------
Cash flows from financing activities:
   Issuance of common stock                           6,127           5,246
   Payment of debt and lease
     obligations                                     (2,230)           (212)
   Dividends paid                                    (7,154)         (6,452)
                                                  ---------       ---------
          Net cash used by
            financing activities                     (3,257)         (1,418)
                                                  ---------       ---------
Increase (decrease) in cash                             524          (1,401)

   Cash at beginning of period                        1,584           2,589
                                                  ---------       ---------
   Cash at end of period                          $   2,108       $   1,188
                                                  =========       =========

See accompanying notes to consolidated financial statements.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                              (UNAUDITED)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - Basis of Presentation

     The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

     These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1994 included in the Company's 1994 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

2 - Earnings Per Share

     Net income per common share is based on the weighted average number of shares outstanding during each of the respective periods. Additional shares arising from the assumed exercise of stock options, which are considered common stock equivalents, were not included in the computations because the assumed additional dilutive effect was not material.

3 -  Reinsurance

     Premiums earned are net of amounts ceded to unrelated insurers of $10,570,000 and $28,945,000 for the three and nine months ended September 30, 1995, respectively, and $11,235,000 and $32,283,000 for the three and nine months ended September 30, 1994, respectively. Losses and loss settlement expenses are net of amounts ceded to unrelated insurers of $3,916,000 and $13,685,000 for the three and nine months ended September 30, 1995, respectively, and $3,999,000 and $17,860,000 for the three and nine months ended September 30, 1994, respectively.

4 - Cash Flows

     Net cash tax payments of $8,750,000 and $1,042,000 were made in the first nine months of 1995 and 1994, respectively. Cash interest payments of $3,771,000 and $3,374,000 were made in the first nine months of 1995 and 1994, respectively.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     Premiums earned increased $8.0 million and $17.6 million for the three and nine months ended September 30, 1995 primarily due to an increase in commercial lines business.

     Investment income increased $1.1 million and $3.0 million for the three and nine months ended September 30, 1995, primarily resulting from an increase in invested assets. The 1995 third quarter average yield was 6.8% as compared to 6.9% for the third quarter of 1994.

     Realized investment gains declined $2.6 million for the nine months ended September 30, 1995 due to a decrease in the amount of bonds called by their issuers at a premium to amortized cost. Realized investment gains were not significantly different for the three months ended September 30, 1995 and 1994.

     Other income increased by $0.3 million and $0.6 million for the three and nine months ended September 30, 1995, primarily due to an increase in the management fee income received under an agreement whereby Harleysville Group provides management services to affiliates.

     Income before income taxes increased $2.5 million and $32.1 million for the three and nine months ended September 30, 1995 primarily due to improved underwriting results and the higher investment income partially offset by the lower realized investment gains. Harleysville Group's statutory combined ratio decreased to 102.5% for the three months ended September 30, 1995 from 104.1% for the three months ended September 30, 1994 and to 103.6% for the nine months ended September 30, 1995 from 113.7% for the nine months ended September 30, 1994.

     The 1994 results were adversely affected by prolonged severe winter weather. During the first three months of 1994, there were claims from seven industry-designated catastrophes and a large number of additional property claims that occurred on dates other than the designated catastrophe dates that related to the prolonged severe winter weather. These winter weather claims adversely affected Harleysville Group's income before income taxes by $28.4 million ($1.41 per share after taxes) for the nine months ended September 30, 1994.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                              (Continued)

     The income tax expense for the three and nine months ended September 30, 1995 includes the tax benefit of $1.7 million and $5.2 million, compared to $1.9 million and $5.7 million in the same prior year periods, associated with tax-exempt investment income.

     Subject to regulatory approval, effective January 1, 1996, Harleysville Group's intercompany pooling arrangement with Harleysville Mutual Insurance Company (Mutual's) will be amended to include Mutual's wholly-owned subsidiary Pennland Insurance Company (Pennland) and to change the participation percentages. Under the amended arrangement, Harleysville Group's participation will increase from 60% to 65% and Mutual and its wholly owned subsidiaries participation will decline from 40% to 35%. Pennland writes personal automobile insurance in Pennsylvania.

Liquidity and Capital Resources

     Net cash provided by operating activities was $59.1 million and $33.2 million for the nine months ended September 30, 1995 and 1994. The lower net cash provided by operating activities in 1994 primarily reflects a higher level of claim payments due to losses from the winter weather.

     Net cash used by investing activities was $55.3 million and $33.2 million for the nine months ended September 30, 1995 and 1994. The increase primarily is due to the higher amount of cash provided by operating activities.

     Net cash used by financing activities was $1.8 million higher for the nine months ended September 30, 1995 primarily due to the prepayment of a $2.0 million capitalized lease obligation.

     Harleysville Group Inc. maintained $16.8 million of cash and marketable investments at the holding company level at September 30, 1995 which is available for general corporate business purposes including dividends, debt service, capital contributions to subsidiaries and acquisitions. In March 1995, Harleysville Group Inc. contributed $5.0 million of capital to Lake States Insurance Company. The Company has no material commitments for capital expenditures as of September 30, 1995.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

                      PART II.  OTHER INFORMATION


ITEM 1.
        Legal Proceedings - None

ITEM 2.
        Changes in Securities - None

ITEM 3.
        Defaults Upon Senior Securities - None

ITEM 4.
        Submission of Matters to a Vote of Security Holders - None

ITEM 5.
        Other Information - None



                               SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        HARLEYSVILLE GROUP INC.





Date: November 7, 1995                       BRUCE J. MAGEE
    ------------------              --------------------------------
                                             Bruce J. Magee
                                       Senior Vice President and
                                        Chief Financial Officer
                                     (principal financial officer and
                                       principal accounting officer)