Form 10-K405
period 1995-12-31
HARLEYSVILLE GROUP INC
filed 1996-03-27
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C.  20549
                                             FORM 10-K

[X]                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995.
                                                OR

[ ]                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to
                               ------------------    -------------------

Commission file number 0-14697

                                 HARLEYSVILLE GROUP INC.
                 ------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

           Delaware                                     51-0241172
-------------------------------                      --------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

   355 Maple Avenue, Harleysville, PA                      19438-2297
----------------------------------------               ------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (215) 256-5000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $1 par value
                        --------------------------
                            (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X  .  No       .
                                                    -----      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

On March 8, 1996, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $168,526,808.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 13,769,602 shares of Common Stock outstanding on March 8, 1996.


                               DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's annual report to stockholders for the fiscal year ended December 31, 1995 are incorporated by reference in Parts I, II and IV of this report.

2. Portions of the Registrant's proxy statement relating to the annual meeting of stockholders to be held April 24, 1996 are incorporated by reference in Parts I and III of this report.

                               HARLEYSVILLE GROUP INC.
                             ANNUAL REPORT ON FORM 10-K
                                  DECEMBER 31, 1995


           PART I                                             PAGE
           ------                                             ----
ITEM   1.  BUSINESS                                             3
ITEM   2.  PROPERTIES                                          26
ITEM   3.  LEGAL PROCEEDINGS                                   26
ITEM   4.  SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS                                 26

           PART II
           -------
ITEM   5.  MARKET FOR REGISTRANT'S COMMON STOCK
           AND RELATED STOCKHOLDER MATTERS                     29
ITEM   6.  SELECTED FINANCIAL DATA                             29
ITEM   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS                                       29
ITEM   8.  FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA                                  29
ITEM   9.  CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE                                29

           PART III
           --------
ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS
           OF THE REGISTRANT                                   29
ITEM  11.  EXECUTIVE COMPENSATION                              30
ITEM  12.  SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT                    30
ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS                                        30

           PART IV
           -------
ITEM  14.  EXHIBITS, FINANCIAL STATEMENT
           SCHEDULES AND REPORTS ON FORM 8-K                   31

                                       PART I

ITEM 1.  BUSINESS.
-------  ---------

(a)  GENERAL DEVELOPMENT OF BUSINESS.

      Harleysville Group Inc. (the "Company") is a regional insurance holding company headquartered in Pennsylvania which engages, through its subsidiaries, in the property and casualty insurance business. As used herein, "Harleysville Group" refers to Harleysville Group Inc. and its subsidiaries. Harleysville Group is approximately 56% owned by Harleysville Mutual Insurance Company (the "Mutual Company").

      Harleysville Group and the Mutual Company operate together as a network of regional insurance companies that underwrite a broad line of personal and commercial coverages. These insurance coverages are marketed primarily in the eastern half of the United States through approximately 13,700 independent insurance agents associated with approximately 2,300 insurance agencies. Regional offices are maintained in Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee and Virginia. The Company's property and casualty insurance subsidiaries are: Great Oaks Insurance Company ("Great Oaks"), Harleysville-Atlantic Insurance Company ("Atlantic"), Harleysville Insurance Company of New Jersey ("HNJ"), Huron Insurance Company ("Huron"), Lake States Insurance Company ("Lake States"), Mid-America Insurance Company ("Mid-America"), New York Casualty Insurance Company ("New York Casualty") and Worcester Insurance Company ("Worcester").

      The Company is pursuing a strategy of building a national network of regional insurance companies. Management believes that the Company's regional organization permits each regional operation to benefit from economies of scale provided by centralized support while encouraging local marketing autonomy and managerial entrepreneurship. Services which directly involve the insured or the agent (i.e., underwriting, claims and marketing) generally are performed locally in accordance with Company-wide standards to promote high quality service, while actuarial, investment, legal, data processing and similar services are performed centrally. The Company's network of regional insurance companies has expanded significantly in the last thirteen years. In 1983, the Company acquired Worcester, a property and casualty insurer which has conducted business in New England since 1823. In 1984, HNJ was formed by the Company and began underwriting property and casualty insurance in New Jersey. In 1987, the Company acquired Atlantic, a property and casualty insurer which has conducted business in the southeastern United States since 1905. In 1991, the Company acquired Mid-America, (formerly named Connecticut Union Insurance Company) which conducted business in Connecticut, and New York Casualty, which conducts business in upstate New York. In 1993, the Company acquired Lake States, which primarily conducts business in Michigan. In 1994, the Company formed Great Oaks which began underwriting property and casualty insurance in Ohio.

      The Company's property and casualty subsidiaries other than Lake States participate in an intercompany pooling arrangement whereby these subsidiaries cede to the Mutual Company all of their net premiums written and assume from the Mutual Company a portion of the pooled business, which included all of the Mutual Company's property and casualty insurance business except for new and renewal Pennsylvania personal automobile insurance insured after January 1, 1991 by a subsidiary of the Mutual Company, Pennland Insurance Company ("Pennland") and new and renewal New Jersey personal automobile insurance insured after January 1, 1992 by another subsidiary of the Mutual Company, Harleysville-Garden State Insurance Company ("Garden State"). Beginning January 1, 1996, Harleysville Group's participation in the pooling arrangement increased from 60% to 65% and Pennland became a participant in the pooling arrangement. See "Business - Narrative Description of Business - Pooling Arrangement."

      The Company is a Delaware corporation formed in 1979 as a wholly-owned subsidiary of the Mutual Company. In May 1986, the Company completed an initial public offering of its Common Stock, reducing the percentage of outstanding shares owned by the Mutual Company to approximately 70%. In April 1992, the Mutual Company completed a secondary public offering further reducing the percentage of outstanding shares owned by the Mutual Company to approximately 55%.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

      The Company is of the opinion that all of its operations are within one industry segment and that no information as to industry segments is required pursuant to Statement of Financial Accounting Standards No. 14 or Regulation S-K.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

PROPERTY AND CASUALTY UNDERWRITING

      Harleysville Group and the Mutual Company together underwrite a broad line of personal and commercial property and casualty coverages, including automobile, homeowners, commercial multi-peril and workers compensation. The Mutual Company and the Company's insurance subsidiaries other than Lake States participate in an intercompany pooling arrangement under which such subsidiaries and the Mutual Company combine their property and casualty business. Pennland and Garden State have not participated in the pooling arrangement. Beginning January 1, 1996, Pennland participates in the pooling arrangement and Harleysville Group's participation increased to 65%.

      Harleysville Group (except for Lake States) and the Mutual Company have maintained a pooled rating of "A+" (superior) by A.M. Best Company, Inc. ("Best's") based upon 1994 statutory results and operating performance. Lake States' Best's rating is "A-" (excellent). Best's ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Management believes that the Best's rating is an important factor in marketing Harleysville Group's products to its agents and customers.

      The following table sets forth the premiums earned, by line of insurance, for Harleysville Group for the periods indicated:

                          HARLEYSVILLE GROUP BUSINESS ONLY

                                        YEAR ENDED DECEMBER 31,
                                   --------------------------------

                                     1995        1994       1993
                                   --------    --------   --------
                                            (in thousands)
PREMIUMS EARNED
---------------
  Commercial:
    Automobile                    $ 85,210     $ 81,052    $ 74,011
    Workers compensation           103,794       91,684      83,285
    Commercial multi-peril         100,375       90,303      73,174
    Other                           24,767       23,021      21,105
                                  --------     --------    --------
        Total commercial           314,146      286,060     251,575
                                  --------     --------    --------
  Personal:
    Automobile                      92,315       92,631      73,802
    Homeowners                      62,599       61,197      55,324
    Other                            7,982        7,843       7,840
                                  --------     --------    --------
        Total personal             162,896      161,671     136,966
                                  --------     --------    --------

Total Harleysville Group Business $477,042     $447,731    $388,541
                                  ========     ========    ========

      The following table sets forth ratios for the Company's property and casualty subsidiaries, prepared in accordance with generally accepted accounting principles ("GAAP") and with statutory accounting practices ("SAP") prescribed or permitted by state insurance authorities. The statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (i) the ratio of incurred losses and loss settlement expenses to net earned premium ("loss ratio"); (ii) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium ("expense ratio"); and (iii) the ratio of dividends to policyholders to net earned premium ("dividend ratio"). The GAAP combined ratio is calculated in the same manner except that it is based on GAAP amounts and the denominator for each component is net earned premium. When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. Harleysville Group's operating income is a function of both underwriting results and investment income.

                          HARLEYSVILLE GROUP BUSINESS ONLY

                                               YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1995       1994        1993
                                           ------     ------      ------

GAAP combined ratio                        104.0%     111.5%      106.7%
                                           =====      =====       =====
Statutory operating ratios:
    Loss ratio                              70.3%      77.9%       72.9%
    Expense and dividend ratios             33.1%      33.5%       33.8%
                                           -----      -----       -----
    Statutory combined ratio               103.4%     111.4%      106.7%
                                           =====      =====       =====
Industry statutory combined
      ratio<F1>                            107.2%     108.5%      106.9%
                                           =====      =====       =====

------------------
[FN]
<F1>  Source:  Best's Insurance Management Reports, Property/Casualty
      Supplement, January 3, 1996.


POOLING ARRANGEMENT

      The Company's property and casualty subsidiaries other than Lake States participate in an intercompany pooling arrangement with the Mutual Company. The underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for all companies in the pool than they would experience individually and to reduce the risk of loss of any of the pool participants by spreading the risk among all the participants. Each company participating in the pool has at its disposal the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own capital and surplus. The additional capacity exists because such policy exposures are spread among all the pool participants which each have their own capital and surplus. Regulation is applied to the individual companies rather than to the pool.

      Pursuant to the terms of the pooling agreement with the Mutual Company, each of the Company's subsidiary participants cedes premiums, losses and expenses on all of their business to the Mutual Company which, in turn, retrocedes to such subsidiaries a specified portion of premiums, losses and expenses of the Mutual Company and such subsidiaries. Under the terms of the intercompany pooling agreement which became effective January 1, 1986, Huron and HNJ ceded to the Mutual Company all of their insurance business written on or after January 1, 1986. All of the Mutual Company's property and casualty insurance business written or in force on or after January 1, 1986, was also included in the pooled business. The pooling agreement provides, however, that Harleysville Group is not liable for any losses occurring prior to January 1, 1986. The pooling agreement does not legally discharge Harleysville Group from its primary liability for the full amount of the policies ceded. However, it makes the Mutual Company liable to Harleysville Group to the extent of the business ceded.

      The following table sets forth a chronology of the changes that have occurred in the pooling agreement since it became effective on January 1, 1986.

                     CHRONOLOGY OF CHANGES IN POOLING AGREEMENT

                HARLEYSVILLE   MUTUAL
                   GROUP       COMPANY
     DATE        PERCENTAGE   PERCENTAGE              EVENT
    ------      ------------  ----------  ----------------------------------

January 1, 1986      30%        70%     Current pooling agreement began with
                                          Huron and HNJ as participants with
                                          the Mutual Company.

July 1, 1987         35%        65%      Atlantic acquired and included in
                                          the pool.

January 1, 1989      50%        50%      Worcester included in the pool.

January 1, 1991      60%        40%      New York Casualty and Mid-America
                                           acquired and included in the pool
                                           and the Mutual Company formed
                                           Pennland (not a pool participant)
                                           to write Pennslyvania personal
                                           automobile business.

January 1, 1996      65%        35%      Pennland included in the pool.


      Effective as of January 1, 1992, Garden State began insuring new and renewal New Jersey personal automobile insurance policies that had been included in the pooling arrangement.

      When pool participation percentages increased as described above, cash and investments equal to the net increase in liabilities assumed less a ceding commission related to the net increase in the liability for unearned premiums, was transferred from the Mutual Company to Harleysville Group. See Note 3(a) of the Notes to Consolidated Financial Statements.

      All premiums, losses, loss settlement expenses and other underwriting expenses are prorated among the parties to the pooling arrangement on the basis of their participation in the pool. The method of establishing reserves is set forth under "Business - Reserves." The pooling agreement may be amended or terminated by agreement of the parties. Termination may occur only at the end of a calendar year. The Company and the Mutual Company maintain a coordinating committee which reviews and evaluates the pooling arrangements between the Company and the Mutual Company. See "Business-Relationship with the Mutual Company." In evaluating pool participation changes, the coordinating committee considers current and proposed acquisitions, the relative capital positions and revenue contributions of the pool participants, and growth prospects and ability to access capital markets to support that growth. Harleysville Group does not intend to terminate its participation in the pooling agreement.

      The following table sets forth the net written premiums and combined ratios by line of insurance for the total pooled business after elimination of management fees, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for the periods indicated.

                                TOTAL POOLED BUSINESS

                                             YEAR ENDED DECEMBER 31,
                                   ---------------------------------------
                                     1995            1994           1993
                                   --------       ---------      ---------
                                             (dollars in thousands)

PREMIUMS WRITTEN
----------------
 Commercial:
   Automobile                      $136,197        $122,807       $121,342
   Workers compensation             154,812         125,881        138,981
   Commercial multi-peril           144,742         122,964        119,763
   Other                             39,703          36,007         35,393
                                   --------        --------       --------
     Total commercial               475,454         407,659        415,479
                                   --------        --------       --------

 Personal:
   Automobile                       113,440         110,900        121,806
   Homeowners                        93,141          88,864         91,501
   Other                             13,751          13,088         12,610
                                   --------        --------       --------
     Total personal                 220,332         212,852        225,917
                                   --------        --------       --------

       Total pooled business       $695,786        $620,511       $641,396
                                   ========        ========       ========

COMBINED RATIOS<F1>
---------------
 Commercial:
   Automobile                         107.5%          105.2%         103.8%
   Workers compensation                87.5%          110.6%         114.6%
   Commercial multi-peril             111.3%          110.3%         101.5%
   Other                              110.6%          109.7%          87.9%
     Total commercial                 102.4%          109.0%         105.4%

 Personal:
   Automobile                         112.2%          107.6%         107.1%
   Homeowners                         104.8%          140.2%         113.7%
   Other                               88.6%          108.1%         115.6%
     Total personal                   107.7%          121.0%         110.2%

       Total pooled business          104.1%          113.2%         107.1%


-----------------
[FN]
<F1>  See the definition of combined ratio in "Business-Property and
      Casualty Underwriting".

      The following table sets forth the net written premiums and statutory combined ratios by line of insurance for Lake States for 1995 and for 1994, the first full year after being acquired by the Company.


                                     LAKE STATES

                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                            1995           1994
                                          --------       --------
                                           (dollars in thousands)

PREMIUMS WRITTEN
----------------
 Commercial:
  Automobile                               $ 8,024       $ 7,622
  Workers compensation                      21,381        16,157
  Commercial multi-peril                    21,799        18,744
  Other                                      2,785         1,365
                                           -------       -------
     Total commercial                       53,989        43,888
                                           -------       -------

 Personal:
  Automobile                                26,030        24,642
  Homeowners                                 7,985         8,521
                                           -------       -------
     Total personal                         34,015        33,163
                                           -------       -------

       Total Lake States                   $88,004       $77,051
                                           =======       =======


COMBINED RATIOS<F1>
------------------
 Commercial:
  Automobile                                 145.4%        107.8%
  Workers compensation                        81.0%        100.9%
  Commercial multi-peril                     101.9%         95.6%
  Other                                       43.2%         52.1%
     Total commercial                         97.6%         97.0%

 Personal:
  Automobile                                 112.7%        105.5%
  Homeowners                                 102.4%        136.7%
     Total personal                          110.1%        113.2%

    Total Lake States                        102.7%        104.0%


----------------
[FN]
<F1>  See the definition of combined ratio in "Business-Property and
      Casualty Underwriting".

     RESERVES. Loss reserves are estimates at a given point in time of what the insurer expects to pay to claimants for claims occurring on or before such point in time, including claims which have not yet been reported to the insurer. These are estimates, and it can be expected that the ultimate liability will exceed or be less than such estimates. During the loss settlement period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to refine and adjust the estimates of liability.

      Harleysville Group maintains reserves for the eventual payment of losses and loss settlement expenses with respect to both reported and unreported claims. Loss settlement expense reserves are intended to cover the ultimate costs of settling all claims, including investigation and litigation costs relating to such claims. The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the type of risk involved and knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for unreported claims and loss settlement expense reserves are determined on the basis of historical information by line of insurance as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results. Reserves are closely monitored and are recomputed periodically by Harleysville Group and the Mutual Company using new information on reported claims and a variety of statistical techniques. With the exception of reserves relating to some workers compensation long-term disability cases, loss reserves are not discounted.

      The following table sets forth a reconciliation of beginning and ending net reserves for unpaid losses and loss settlement expenses for the years indicated for the total pooled business on a statutory basis.

                                TOTAL POOLED BUSINESS

                                            YEAR ENDED DECEMBER 31,
                                     -----------------------------------
                                        1995         1994         1993
                                     ---------    ---------    ---------
                                                (in thousands)
Reserves for losses and loss
  settlement expenses,
  beginning of the year              $855,305      $825,028     $784,514
                                     --------      --------     --------
Incurred losses and loss
  settlement expenses:
    Provision for insured events
      of the current year             483,560       497,983      464,399
    Decrease in provision for
      insured events of prior
      years                           (18,050)       (5,534)      (2,767)
                                     --------      --------     --------
         Total incurred losses
          and loss settlement
          expenses                    465,510       492,449      461,632
                                     --------      --------     --------
Payments:
    Losses and loss settlement
      expenses attributable to
      insured events of the
      current year                    173,544       207,094      176,908
    Losses and loss settlement
      expenses attributable to
      insured events of prior
      years                           246,935       255,078      244,210
                                     --------      --------     --------
         Total payments               420,479       462,172      421,118
                                     --------      --------     --------

Reserves for losses and loss
  settlement expenses,
  end of the year                    $900,336      $855,305     $825,028
                                     ========      ========     ========

      The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses from 1985 through 1995 for the pooled business of the Mutual Company and Harleysville Group. "Reserve for losses and loss settlement expenses" sets forth the estimated liability for unpaid losses and loss settlement expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss settlement expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported.

      The "Reserves reestimated as a percent of initial reserves" portion of the table shows the reestimated amount (expressed as a percentage of the initial reserve) of the previously recorded liability based on experience of each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. For example, the 1990 liability has developed a deficiency after five years, in that reestimated losses and loss settlement expenses are expected to exceed the initial estimated liability established in 1990 of $676.5 million by 0.3%.

      The "Cumulative paid as a percent of current reserves" portion of the table shows the cumulative losses and loss settlement expense payments (expressed as a percentage of current reserves) made in succeeding years for losses incurred prior to the balance sheet date. For example, the 1990 column indicates that as of December 31, 1995, payments equal to 83.1% of the currently reestimated ultimate liability for losses and loss settlement expenses had been made.

      The "Redundancy (deficiency) expressed as a percentage of year end reserves" shows the cumulative redundancy or deficiency at December 31, 1995 of the reserve estimate shown on the top line of the corresponding column. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss settlement expenses or were reevaluated at less than the original reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss settlement expenses or were reevaluated at more than the originally reserved amount.

      The following table includes all 1995 pool participants as if they had participated in the pooling arrangement in all years indicated except for acquired pool participant companies, which are included from their date of acquisition. Under the terms of the pooling arrangement, Harleysville Group is not responsible for losses on the pooled business occurring prior to January 1, 1986.

                                                                  TOTAL POOLED BUSINESS

                                                                  YEAR ENDED DECEMBER 31,
             --------------------------------------------------------------------------------------------------------------------


                1985       1986      1987        1988        1989      1990        1991      1992      1993      1994      1995
              --------   --------  ---------   ---------   ---------  -------   --------   --------  --------  --------  --------
                                                              (dollars in thousands)
Reserve for losses
 and loss
 settlement
 expenses     $309,985   $353,516   $425,880   $517,426   $610,128   $676,526   $742,989   $784,514  $825,028  $855,305  $900,336
Reserves
 reestimated
 as a percent
 of initial
 reserves:
One year
 later         106.9%       101.4%     100.3%      98.8%      98.0%      97.8%      99.5%      99.6%     99.3%     97.9%
Two years
 later         108.3        103.7      101.5       97.6       98.1       98.8       99.4       99.2      97.2
Three years
 later         110.3        105.3      101.6       98.9       99.7       99.5       99.2       98.7
Four years
 later         112.5        105.9      103.4      100.5      100.4       99.9       99.1
Five years
 later         113.4        107.1      104.7      101.1      101.1      100.3
Six years
 later         114.7        108.6      104.8      101.8      101.7
Seven years
 later         115.6        108.9      105.6      102.8
Eight years
 later         115.9        109.3      106.5
Nine years
 later         116.5        110.4
Ten years
 later         117.6

Cumulative
 paid as a
 percent of
 current
 reserves:
One year
 later          34.2%        32.4%     30.1%       29.8%     32.3%      32.5%    32.2%     31.5%     31.8%     29.5%
Two years
 later          53.5         49.9      48.0        49.6      52.6       53.5     52.1      52.0      50.3
Three years
 later          64.5         62.4      62.3        64.0      67.4       67.7     65.9      65.0
Four years
 later          72.5         71.2      72.2        74.5      76.5       77.4     74.7
Five years
 later          77.6         77.6      79.7        80.7      82.8       83.1
Six years
 later          82.0         82.7      83.6        84.9      86.6
Seven years
 later          85.2         85.3      86.4        87.6
Eight years
 later          86.9         87.3      88.4
Nine years
 later          88.4         88.8
Ten years
 later          89.8
Redundancy
 (deficiency)
 expressed as
 a percent of
 year end
 reserves      (17.6)%      (10.4)%    (6.5)%     (2.8)%    (1.7)%     (0.3)%     0.9%     1.3%     2.8%     2.1%


     Harleysville Group's reserves are derived from those established for the total pooled business. The terms of the pooling agreement provide that Harleysville Group is responsible only for pooled losses incurred on or after the effective date, January 1, 1986. The GAAP loss reserve experience of Harleysville Group, as reflected in its financial statements, is shown in the following table which sets forth a reconciliation of beginning and ending net reserves for unpaid losses and loss settlement expenses for the years indicated for the business of Harleysville Group only.

                                         HARLEYSVILLE GROUP BUSINESS ONLY

                                              YEAR ENDED DECEMBER 31,
                                      ------------------------------------
                                         1995         1994         1993
                                       ---------    ---------    ---------
                                                (in thousands)
Reserves for losses and loss
   settlement expenses,
   beginning of the year               $535,452     $499,272     $437,883
                                       --------     --------     --------
Reserves of acquired companies                                     32,293
                                       --------     --------     --------
Incurred losses and loss
   settlement expenses:
      Provision for insured
        events of the current
        year                            346,383      352,085      283,526
      Increase (decrease) in
        provision for insured
        events of prior years           (10,887)      (3,215)         252
                                       --------     --------     --------
           Total incurred losses
             and loss settlement
             expenses                   335,496      348,870      283,778
                                       --------     --------     --------
Payments:
      Losses and loss settlement
        expenses attributable to
        insured events of the
        current year                    129,446      151,133      110,217
      Losses and loss settlement
        expenses attributable to
        insured events of prior
        years                           164,849      161,557      144,465
                                       --------     --------     --------
           Total payments               294,295      312,690      254,682
                                       --------     --------     --------
Reserves for losses and loss
   settlement expenses, end
   of the year                         $576,653     $535,452     $499,272
                                       ========     ========     ========

      Harleysville Group recognized a decrease in the provision for insured events of prior years (favorable development) of $10.9 and $3.2 million in 1995 and 1994, respectively. The favorable development primarily related to lower than expected claim severity in workers compensation. The development in 1993 was not significant.

      The following table is a reconciliation of reserves for losses and loss settlement expenses based on GAAP to those based on SAP.

                                              YEAR ENDED DECEMBER 31,
                                       -----------------------------------
                                         1995          1994         1993
                                       --------      --------     --------
                                                  (in thousands)
   Gross reserves for losses and
      loss settlement expenses,
      based on GAAP                    $645,941      $603,088     $560,811

   Reinsurance recoverable               69,288        67,636       61,539
                                       --------      --------     --------
   Net reserves for losses and
      loss settlement expenses,
      based on GAAP                     576,653       535,452      499,272

   Salvage and subrogation
      recoverable on property
      lines                                                          3,474
                                       --------      --------     --------
   Reserves for losses and loss
      settlement expenses, based
      on SAP                           $576,653      $535,452     $502,746
                                       ========      ========     ========

     The following table sets forth the development of the 1994, 1993 and 1992 net reserves for losses and loss settlement expenses, reinsurance recoverable and gross reserves for losses and loss settlement expenses as of December 31, 1995:

                                        1994           1993        1992
                                      ---------     ---------   ---------
                                                 (in thousands)

   Gross re-estimated reserve          $594,625      $551,080    $477,960
   Re-estimated recoverable              70,060        67,445      47,232
                                       --------      --------    --------

   Net re-estimated reserve            $524,565      $483,635    $430,728
                                       ========      ========    ========

   Net cumulative redundancy           $(10,887)     $(15,637)   $ (7,155)
                                       ========      ========    ========


     The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses for Harleysville Group from 1986, the year of the Company's initial public offering and the commencement of the pooling arrangement, to 1995. The effect of changes to the pooling agreement participation is reflected in this table. For example, the January 1, 1989 increase in Harleysville Group's pooling participation from 35% to 50% is reflected in the first line of the 1989 column. Amounts of assets equal to increases in net liabilities was transferred to Harleysville Group from the Mutual Company in conjunction with each respective pooling change. The amount of the assets transferred has been netted against and has reduced the cumulative amounts paid for years prior to the pooling changes. For example, the 1988 column of the "Cumulative paid as a percent of current reserves" portion of the table reflects the assets transferred in conjunction with the 1989 increase in the pooling percentage from 35% to 50% as a decrease netted in the "one year later" line.

                                                              HARLEYSVILLE GROUP BUSINESS

                                                             YEAR ENDED DECEMBER 31,
             ---------------------------------------------------------------------------------------------------------
               1986      1987       1988       1989       1990       1991       1992       1993       1994       1995
             --------  --------   --------   ---------  --------   --------   --------   -------    --------   -------
                                                             (dollars in thousands)

Reserve for
 losses and
 loss
 settlement
 expenses    $56,082   $117,058   $166,994   $259,522   $300,197   $406,619   $437,883   $499,272   $535,452   $576,653

Reserves
 reestimated as
 a percent
 of initial
 reserves:
One year
 later         99.2%      98.3%      96.1%      97.1%      97.1%      99.8%      100.1%      99.4%      98.0%
Two years
 later        100.4       97.6       93.4       96.3       98.1       99.6        99.3       96.9
Three years
 later         99.1       96.6       94.4       98.0       98.7       99.2        98.4
Four years
 later         98.7       98.5       96.3       98.7       99.0       98.5
Five years
 later         99.0       99.9       97.0       99.3       98.8
Six years
 later        101.3       99.6       97.7       99.3
Seven years
 later        101.3      100.5       98.3
Eight years
 later        101.4      100.5
Nine years
 later        101.7


Cumulative paid
 as a percent
 current
 reserves:
One year
 later         25.9%      35.2%      17.7%      35.3%      22.8%      33.7%      33.5%     33.4%      31.4%
Two years
 later         47.2       43.4       44.1       49.1       49.2       54.7       54.6      52.7
Three years
 later         56.2       63.0       56.6       67.8       67.4       69.0       67.9
Four years
 later         69.8       71.5       72.8       79.6       79.5       78.0
Five years
 later         75.5       82.8       82.6       87.2       86.3
Six years
 later         84.2       88.7       88.8       91.6
Seven years
 later         88.4       92.5       92.0
Eight years
 later         90.9       94.4
Nine years
 later         91.5


Redundancy
 (deficiency)
 expressed as
 a percent of
 year end
 reserves     (1.7)%     (0.5)%       1.7%       0.7%      1.2%      1.5%    1.6%     3.1%    2.0%


    REINSURANCE. Harleysville Group follows the customary industry practice of reinsuring a portion of its exposures and paying to the reinsurers a portion of the premiums received on all policies. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, although it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. Therefore, a ceding company is subject to credit risk with respect to its reinsurers.

    The reinsurance described below is maintained for the participants in the pooling arrangement with the Mutual Company. Reinsurance premiums and recoveries are allocated according to pooling percentages.

    Reinsurance for property and auto physical damage losses is currently maintained under a per risk excess of loss treaty affording recovery to $4,250,000, above a retention paid by the pool participants of $750,000. In addition, the Company's subsidiaries (other than Lake States) and the Mutual Company and its wholly-owned subsidiaries are reinsured under a catastrophe reinsurance treaty effective for one year from July 1, 1995 which provides coverage for 85% of up to $127 million in excess of a retention of $20 million for any given catastrophe. Accordingly, pursuant to the terms of the treaty, the Company's maximum recovery would be $108 million for any catastrophe involving an insured loss equal to or greater than $147 million. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Harleysville Group has not purchased funded catastrophe covers.

    Casualty reinsurance (including liability and workers compensation) is currently maintained under an excess of loss treaty affording recovery to $19,000,000 above a retention of $1,000,000 each loss occurrence.
In addition, there is reinsurance to protect Harleysville Group from large workers compensation losses. For umbrella liability coverages, reinsurance protection up to $4,000,000 is provided over a retention of $1,000,000.

    Effective January 1, 1996, Lake States reinsurance for property, casualty and umbrella liability coverages are under the same treaties described above. Furthermore, Lake States has purchased a lower layer of reinsurance from the Mutual Company on each of these coverages with retentions of $300,000, $250,000 and $250,000, respectively. Effective January 1, 1996,
Lake States has purchased property catastrophe reinsurance from the Mutual Company affording recovery of 95% of $19,000,000 in excess of $1,000,000. Since the premiums and recoveries for such reinsurance would be subject to the pooling arrangement, Harleysville Group's participation is eliminated in consolidation.

    The terms and charges for reinsurance coverage are typically negotiated annually. The reinsurance market is subject to conditions which are similar to those in the direct property and casualty insurance market, and there can be no assurance that reinsurance will remain available to the Company to the same extent and at the same cost currently maintained by the Company.

    The Company considers numerous factors in choosing reinsurers, the most important of which is the financial stability of the reinsurer. The Company has not experienced any material collectibility problems for its reinsurance recoverables.

    COMPETITION. The property and casualty insurance industry is highly competitive on the basis of both price and service. There are numerous companies competing for this business in the geographic areas where the Harleysville Group operates, many of which are substantially larger and have considerably greater financial resources than Harleysville Group.
In addition, because the insurance products of Harleysville Group and the Mutual Company are marketed exclusively through independent insurance agencies, most of which represent more than one company, Harleysville Group faces competition within each agency.

INVESTMENTS

    An important element of the financial results of Harleysville Group is the return on invested assets. Harleysville Group's investment objective is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. Its objective also is to provide adequate funds to pay claims without forced sales of investments. During 1995 and 1994, Harleysville Group invested $30 million in equity securities with the objective of capital appreciation and expects to gradually increase this investment to $48 million in the next few years. At December 31, 1995, the investment portfolio did not contain any securities that were rated at less than investment grade, and it did not contain any real estate or mortgage loans.

    Harleysville Group has adopted and follows an investment philosophy which precludes the purchase of non-investment grade securities. However, due to uncertainties in the economic environment, it is possible that the quality of investments held in Harleysville Group's portfolio may change.

    The following table shows the composition of Harleysville Group's fixed maturity investment portfolio at amortized cost, excluding short-term investments, by rating as of December 31, 1995:

                                                      DECEMBER 31, 1995
                                                   ---------------------
                                                    AMOUNT       PERCENT
                                                   --------      -------
                RATING<F1>                         (dollars in thousands)
                ---------

U.S. Treasury and U.S. agency bonds<F2>             $234,273        23.9%
Aaa                                                  171,967        17.6%
Aa                                                   314,763        32.2%
A                                                    250,319        25.6%
Baa                                                    6,730          .7%
                                                    --------       -----
      Total                                         $978,052       100.0%
                                                    ========       =====
----------------
[FN]
<F1>  Ratings assigned by Moody's Investors Services, Inc.
<F2>  Includes GNMA pass-through obligations and collateralized mortgage obligations.

      Harleysville Group invests in both taxable and tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds made up approximately 37%, 42% and 44% of the total investment portfolio at December 31, 1995, 1994 and 1993, respectively.

      The following table shows the composition of Harleysville
Group's investment portfolio at carrying value, excluding short-term investments, by type of security as of December 31, 1995:

                                                      DECEMBER 31, 1995
                                                    ---------------------
                                                     AMOUNT       PERCENT
                                                    --------      -------
                                                    (dollars in thousands)
Fixed maturities:
 U.S. Treasury obligations                        $   55,662         5.3%
 U.S. agency obligations                              75,464         7.3%
 GNMA pass-through obligations                         3,025          .3%
 Collateralized mortgage obligations                 115,790        11.1%
 Obligations of states and political
    subdivisions                                     383,026        36.8%
 Corporate securities                                373,474        35.9%
                                                  ----------       -----
     Total fixed maturities                        1,006,441        96.7%
                                                  ----------       -----
Equity securities                                     34,584         3.3%
                                                  ----------       -----
    Total                                         $1,041,025       100.0%
                                                  ==========       =====

      Investment results of Harleysville Group's fixed maturity investment portfolio for the three years ended December 31, 1995 are shown in the following table:


                                       YEAR ENDED DECEMBER 31,
                               ---------------------------------------
                                  1995          1994          1993
                               ---------      ---------     ---------
                                        (dollars in thousands)

Invested assets<F1>             $960,114       $917,368      $796,266
Investment income<F2>           $ 67,428       $ 63,293      $ 59,143
Average yield                        7.0%           6.9%          7.4%

---------------
[FN]
<F1> Average of the aggregate invested amounts at amortized cost at the beginning and end of the period, adjusted for the 1993 Lake States acquisition and proceeds from the related public note offering.

<F2> Investment income does not include investment expenses, realized investment gains or losses or provision for income taxes.

      The following table indicates the composition of Harleysville Group's fixed maturity investment portfolio at carrying value, excluding short-term investments, by time to maturity as of December 31, 1995:

                                                DECEMBER 31, 1995
                                              ---------------------
                                               AMOUNT       PERCENT
                                              --------      -------
                                              (dollars in thousands)
             DUE IN<F1>
             ---------
1 year or less                              $   46,041         4.6%
Over 1 year through 5 years                    206,711        20.5%
Over 5 years through 10 years                  357,976        35.6%
Over 10 years                                  276,898        27.5%
                                            ----------       -----
                                               887,626        88.2%
Mortgage-backed securities                     118,815        11.8%
                                            ----------       -----
     Total                                  $1,006,441       100.0%
                                            ==========       =====

----------------
[FN]
<F1> Based on stated maturity dates with no prepayment assumptions.
     Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The average life of Harleysville Group's investment portfolio as of December 31, 1995 was approximately 7 years.

REGULATION

      Insurance companies are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments includes the establishment of standards of solvency which must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of and limitations on investments, premium rates for property and casualty insurance, the provisions which insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders and the approval of policy forms. Such insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

      All of the states in which Harleysville Group and the Mutual Company do business have guaranty fund laws under which insurers doing business in such states can be assessed up to 2% of annual written premiums earned by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder and third party claims against insolvent insurers. Since the likelihood and amount of any particular assessment cannot be determined until an insolvency has occurred, potential liabilities for assessments are not reflected in the reserves of insurers. During the five years ended December 31, 1995, the amount of such insolvency assessments paid by Harleysville Group and the Mutual Company was not material.

      State laws also require Harleysville Group to participate in involuntary insurance programs for automobile insurance, as well as other property and casualty lines, in states in which Harleysville Group operates. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements ("FAIR") plans, reinsurance facilities and wind storm plans. These state laws generally require all companies that write lines covered by these programs to provide coverage (either directly or through reinsurance) for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct written premiums or the number of automobiles insured. Generally, state law requires participation in such programs as a condition to doing business. The loss ratio on insurance written under involuntary programs generally has been greater than the loss ratio on insurance in the voluntary market.

      State insurance holding company acts regulate insurance holding company systems. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish certain information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurer within the system. Such laws further require disclosure of material transactions including the payment of "extraordinary dividends" from the insurance subsidiaries to the Company.

      Insurance holding company acts require that all transactions within the holding company system affecting the Mutual Company and the Company's insurance subsidiaries must be fair and equitable. Further, approval of the applicable insurance commissioner is required prior to the consummation of transactions affecting the control of an insurer.

      The property and casualty insurance industry has been subject to significant public scrutiny and comment primarily due to concerns regarding solvency issues, rising insurance costs, and the industry's methods of operations. Accordingly, new regulations and legislation are being proposed to bring the insurance industry under federal control; to strengthen state oversight, particularly in the field of solvency and investments; to further restrict an insurer's ability to underwrite and price risks; and to impose new taxes and assessments. It is not possible to predict whether, in what form or in what jurisdictions any of these proposals might be adopted or the effect, if any, on the Company.

      The Company's insurance subsidiaries are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to the Company without the prior approval of the respective state regulatory authorities.
Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary's statutory surplus as of a certain date, or adjusted net income of the subsidiary, for the preceding year. Applying current regulatory restrictions as of December 31, 1995, the Company's insurance subsidiaries would have been able to pay, without prior regulatory approval, approximately $37.6 million in dividends to the Company. The Company's insurance subsidiaries have not paid any dividends to Harleysville Group Inc. in 1995, 1994 or 1993.

      The National Association of Insurance Commissioners (NAIC) has adopted risk-based capital (RBC) standards that require insurance companies to calculate and report statutory capital and surplus needs based on a formula measuring underwriting, investment and other business risks inherent in an individual company's operations. These RBC standards have not affected the operations of Harleysville Group since each of the Company's insurance subsidiaries have statutory capital and surplus in excess of RBC requirements.

      Harleysville Group is required to file financial statements for its subsidiaries, prepared by using statutory accounting practices, with state regulatory authorities. SAP differs from GAAP primarily in the recognition of revenue and expense. The adjustments necessary to reconcile net income and stockholders' equity determined by using SAP to net income and stockholders' equity determined in accordance with GAAP are as follows:

                           NET INCOME                  STOCKHOLDERS' EQUITY
                      YEAR ENDED DECEMBER 31                DECEMBER 31,
                 --------------------------------      ----------------------
                   1995        1994        1993           1995         1994
                 --------    --------    --------      ---------    ---------
                            (in thousands)
SAP amounts      $36,063     $16,674     $26,103       $303,675     $262,841
Adjustments:
 Deferred
  policy
  acquisition
  costs           6,619         143       1,820         59,109       52,490
 Deferred
  income
  taxes            (502)      5,647       2,949         23,875       38,767
 Unrealized
  investment
  gains
 (losses)                                               27,834       (8,215)
 Other, net        (608)     (4,579)        (28)         8,322        3,527
Holding
 company<F1>       (241)        569       1,096        (77,806)     (72,486)
                -------     -------     -------       --------     --------
GAAP amounts    $41,331     $18,454     $31,940       $345,009     $276,924
                =======     =======     =======       ========     ========
[FN]
<F1> Represents the GAAP income and equity amounts for Harleysville
     Group Inc., excluding the earnings of and investment in subsidiaries.


RELATIONSHIP WITH THE MUTUAL COMPANY

      Harleysville Group's operations are interrelated with the operations of the Mutual Company due to the pooling arrangement and other factors. The Mutual Company owns approximately 56% of Harleysville Group. Harleysville Group employees provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. The cost of facilities and employees required to conduct the business of both companies is charged on a cost-allocated basis. Harleysville Group also manages the operations of the Mutual Company and its wholly owned subsidiaries pursuant to a management agreement which commenced January 1, 1993 under which Harleysville Group receives a management fee. Harleysville Group also manages the operations of Berkshire Mutual Insurance Company, a small property and casualty insurance company, pursuant to a management services agreement. Harleysville Group received $6.9 million, $6.6 million and $4.7 million for the years ended December 31, 1995, and 1994 and 1993 for all such management services.

      All of the Company's officers are officers of the Mutual Company, and six of the Company's nine directors are directors of the Mutual Company. A coordinating committee exists to review and evaluate the pooling agreement and is responsible for matters involving actual or potential conflicts of interest between the two companies. The decisions of the coordinating committee are binding on the two companies. No intercompany transaction can be authorized by the coordinating committee unless the Company's committee members conclude that such transaction is fair and equitable to Harleysville Group. The coordinating committee consists of seven non-employee directors, three from Harleysville Group Inc. and three from the Mutual Company all of whom are not members of both Boards and one, the Chairman, who is a member of both Boards. For information concerning the members of the coordinating committee, see "The Board of Directors and its Committees" section on pages 5 to 6 of the Company's proxy statement relating to the annual meeting of the stockholders to be held April 24, 1996 which is incorporated by reference in this Form 10-K Report.

      The Mutual Company leases the home office from Harleysville Group with which it shares most of the facility. Rental income under the lease was $2,750,000, $2,668,000 and $2,569,000 for 1995,
1994 and 1993, respectively. Harleysville Group believes that the lease terms are no less favorable to it than if the property were leased to a non-affiliate.

        In connection with the acquisition of Lake States, the Company borrowed $44 million from the Mutual Company on a short-term basis. It was repaid with the proceeds of a public note offering. In connection with the acquisition of Mid-America and New York Casualty, the Company borrowed approximately $18.5 million from the Mutual Company. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources" and Notes 2 and 8 of the Notes to Consolidated Financial Statements. For additional information with respect to transactions with the Mutual Company, see Note 3 of the Notes to Consolidated Financial Statements.


EMPLOYEES

      All employees are paid by Harleysville Group and, accordingly, are considered to be employees of Harleysville Group. As of December 31, 1995, there were 2,508 employees. They provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. See "Business-Relationship with the Mutual Company" and Note 3(c) of the Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES.
------- -----------

      The buildings which house the headquarters of Harleysville Group and the Mutual Company are leased by the Mutual Company from a subsidiary of Harleysville Group. See "Business-Relationship with the Mutual Company." The Mutual Company charges Harleysville Group for an appropriate portion of the rent under an intercompany allocation agreement. The buildings containing the headquarters of Harleysville Group and the Mutual Company have approximately 220,000 square feet of office space. Harleysville Group also rents office facilities in certain of the states in which it does business.


ITEM 3. LEGAL PROCEEDINGS.
------- ------------------

      Harleysville Group is a party to numerous lawsuits arising in the ordinary course of its insurance business. Harleysville Group believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------- ----------------------------------------------------

      No matter was submitted during the fourth quarter of 1995 to a vote of holders of the Company's Common Stock.

EXECUTIVE OFFICERS OF THE COMPANY

      All of the persons listed below are executive officers of Harleysville Group or its affiliates. There are no family relationships between any of the Company's executive officers and directors, and there are no arrangements or understandings between any of these officers and any other person pursuant to which the officer was selected as an officer.

         Name                   Age                  Position
---------------------           ---      ----------------------------------
Walter R. Bateman, II            48      President, Chief Executive Officer
                                            and Director
Thomas E. Roden                  60      Executive Vice President
Mark R. Cummins                  39      Senior Vice President, Chief
                                            Investment Officer and Treasurer
Bruce J. Magee                   41      Senior Vice President and
                                            Chief Financial Officer
Spencer M. Roman                 47      Senior Vice President
Robert G. Whitlock, Jr.          39      Senior Vice President and Chief
                                            Actuary
Roger J. Beekley                 53      Vice President and Controller
Roger A. Brown                   47      Vice President, Secretary and
                                            General Counsel


      Walter R. Bateman, II has been Chief Executive Officer since January 1, 1994 and has been President, Chief Operating Officer and Director of Harleysville Group and the Mutual Company since 1992. Mr. Bateman was Executive Vice President of Harleysville Group and the Mutual Company responsible for all insurance operations from 1991 to 1992.

      Thomas E. Roden is Executive Vice President of Harleysville
Group and the Mutual Company. He is in charge of insurance operations for both companies and was previously in charge of underwriting for both companies since 1983.

      Mark R. Cummins has been Senior Vice President, Chief
Investment Officer and Treasurer of Harleysville Group and the
Mutual Company since 1992. Since January 1, 1996, he also has been in charge of various administrative areas. Mr. Cummins was employed at Selective Insurance Company from 1982 to 1992, most recently as Vice President in the investment and treasury department.

      Bruce J. Magee has been Senior Vice President and Chief
Financial Officer of Harleysville Group and the Mutual Company since January 1, 1994. From 1986 to 1993 he was Vice President and Controller of Harleysville Group.

      Spencer M. Roman has been Senior Vice President since 1993. Since January 1, 1996, he has been in charge of marketing, claims, underwriting and policy and information services. He was in charge of marketing for the three preceding years. From 1970 to 1993 he was employed by General Accident Insurance Company, most recently as Vice President of Marketing/Planning.

      Robert G. Whitlock, Jr. has been Senior Vice President and Chief Actuary of Harleysville Group and the Mutual Company since February 1995. He was Vice President and Actuary before assuming his present position and was in charge of various actuarial functions since 1991.

      Roger J. Beekley has been Vice President and Controller of
Harleysville Group since January 1, 1994 and is Vice President and Controller of the Mutual Company, a position he has held since
1982.

      Roger A. Brown has been Vice President, Secretary and General Counsel of Harleysville Group and the Mutual Company since April
1995. He was Assistant General Counsel from 1986 until assuming his present position.

                                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
------- ----------------------------------------------------
STOCKHOLDER MATTERS.
-------------------

      The "Market for Common Stock and Related Security Holder
Matters" section from the Company's annual report to stockholders for the year ended December 31, 1995, which is included as Exhibit
(13)(D) to this Form 10-K Report, is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA.
------- ------------------------

      The "Selected Consolidated Financial Data" section from the
Company's annual report to stockholders for the year ended December 31, 1995, which is included as Exhibit (13)(A) to this Form 10-K
Report, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------- -----------------------------------------------------------
AND RESULTS OF OPERATIONS.
--------------------------

      The "Management's Discussion and Analysis of Results of Operations and Financial Condition" section from the Company's annual report to stockholders for the year ended December 31, 1995, which is included as Exhibit (13)(B) to this Form 10-K Report, is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------- --------------------------------------------

      The consolidated financial statements from the Company's annual report to stockholders for the year ended December 31, 1995, which is included as Exhibit (13)(C) to this Form 10-K Report, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------- -----------------------------------------------------------
AND FINANCIAL DISCLOSURE.
-------------------------
      None.

                                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------- ---------------------------------------------------

      The "Election of Directors" section, which provides information regarding the Company's directors, on pages 3 to 5 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 24, 1996, is incorporated herein by reference.

      The information concerning executive officers called for by
Item 10 of Form 10-K is set forth in Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.
-------- -----------------------

      The "Executive Compensation and Other Information" section on pages 8 to 13 and the "Compensation of Directors" section on pages 6 to 7 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 24, 1996, are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------- ---------------------------------------------------
MANAGEMENT.
-----------

      The "Beneficial Ownership of Common Stock" section on pages 2 to 3 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 24, 1996, are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------- -----------------------------------------------

      The "Certain Transactions" section on pages 21 to 22 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 24, 1996, is incorporated herein by reference.

                                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-------- ------------------------------------------------------
FORM 8-K.
---------

(a)   (1)  The following consolidated financial statements are filed as a part of this report:

     Consolidated Financial Statements                             PAGE
                                                                  ------
         Consolidated Balance Sheets as of
           December 31, 1995 and 1994                               29*
         Consolidated Statements of Income for
           Each of the Years in the Three-year
           Period Ended December 31, 1995                           30*
         Consolidated Statements of Stockholders'
           Equity for Each of the Years in the Three-
           year Period Ended December 31, 1995                      31*
         Consolidated Statements of Cash Flows
           for Each of the Years in the Three-year
           Period Ended December 31, 1995                           32*
         Notes to Consolidated Financial Statements                 33*
      Independent Auditors' Report                                  42*

      (2) The following consolidated financial statement schedules for the years 1995, 1994 and 1993 are submitted herewith:

      Financial Statement Schedules
         Schedule I.        Summary of Investments - Other
                            Than Investments in Related
                            Parties                                 38
         Schedule III.      Condensed Financial Information
                            of Parent Company                       39
         Schedule V.        Supplementary Insurance
                            Information                             42
         Schedule VI.       Reinsurance                             43
         Schedule X. Supplemental Insurance Information Concerning Property and Casualty
                            Subsidiaries                            44
      Independent Auditors' Consent and Report on Schedules
        (filed as Exhibit 23)

      All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

--------------------
      *Refers to the respective page of Harleysville Group Inc.'s 1995 Annual Report to Stockholders. The Consolidated Financial Statements and Independent Auditors' Report, which are included as Exhibit (13)(C), are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

      (3)  Exhibits

 EXHIBIT
   NO.                  DESCRIPTION OF EXHIBITS
--------    -------------------------------------------------
 ( 3)(A)    Amended and restated Certificate of Incor-
            poration of Registrant - incorporated herein by reference to Exhibit 3(A) to the Registrant's 10-Q filed May 10, 1994.

 ( 3)(B) Amended and Restated By-laws of Registrant - incorporated herein by reference to Exhibit
            4(B) to the Post-Effective Amendment No. 12 of
            Registrant's Form S-3 Registration Statement
            No. 33-90810 filed October 10, 1995.

 ( 4)       Indenture between the Registrant and CoreStates
            Bank, N.A., dated as of November 15, 1993 - incorporated herein by reference to Exhibit (4) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

*(10)(A)    Deferred Compensation Plan, as amended, for
            Directors of Harleysville Mutual Insurance
            Company, Harleysville Group Inc. and
            Harleysville Life Insurance Company -
           incorporated herein by reference to Exhibit
           10(A) to the Registrant's Form S-3 Registration
           Statement No. 33-28948 filed May 25, 1989.

*(10)(B)    Harleysville Insurance Companies Director
            Deferred Compensation Plan Approved by the
            Board of Directors November 25, 1987 -
            incorporated herein by reference to Exhibit
            10(B) to the Registrant's Form S-3 Registration
            Statement No. 33-28948 filed May 25, 1989.

*(10)(C)    Harleysville Group Inc. Non-qualified Deferred
            Compensation Plan - incorporated herein by reference to Exhibit 10(C) to the Registrant's
            Annual Report on Form 10-K for the year ended
            December 31, 1993.

*(10)(D)    Pension Plan of Harleysville Group Inc. and
            Associated Employers dated December 1, 1994 and amendment dated February 6, 1995 - incorporated herein by reference to Exhibit 10(D) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

*(10)(E)    Harleysville Insurance Companies Senior
            Executive Supplemental Retirement Plan dated
            May 25, 1982 - incorporated herein by reference to Exhibit 10(E) to the Registrant's Form S-1
            Registration Statement No. 33-4885 declared effective May 23, 1986.

 EXHIBIT
   NO.                  DESCRIPTION OF EXHIBITS
--------    -----------------------------------------------

*(10)(F)    Harleysville Mutual Insurance Company/
            Harleysville Group Inc. Senior Management
            Incentive Bonus Plan As Amended and Restated
            December 22, 1993 - incorporated herein by reference to Exhibit 10(F) to the Registrant's
            Annual Report on Form 10-K for the year ended
            December 31, 1993.

 (10)(G) Proportional Reinsurance Agreement effective as of January 1, 1986 among Harleysville Mutual
            Insurance Company, Huron Insurance Company and
            Harleysville Insurance Company of New Jersey - incorporated herein by reference to Exhibit
            10(N) to the Registrant's Form S-1 Registration
            Statement No. 33-4885 declared effective May
            23, 1986.

*(10)(H)    Equity Incentive Plan of Registrant, as amended
            - incorporated herein by reference to Exhibit
            (10)(I) to the Registrant's Annual Report on
            Form 10-K for the year ended December 31, 1990.

 (10)(I)    Tax Allocation Agreement dated December 24,
            1986 among Harleysville Insurance Company of
            New Jersey, Huron Insurance Company, Worcester
            Insurance Company, McAlear Associates, Inc. and the Registrant - incorporated herein by reference to Exhibit 10(Q) to the Registrant's
            Annual Report on Form 10-K for the year ended
            December 31, 1986.

 (10)(J)    Amended and Restated Financial Tax Sharing
            Agreement dated March 20, 1995 among Huron
            Insurance Company, Harleysville Insurance
            Company of New Jersey, Worcester Insurance
            Company, Harleysville-Atlantic Insurance
            Company, New York Casualty Insurance Company,
            Connecticut Union Insurance Company, Great Oaks
            Insurance Company, Lakes States Insurance
            Company and the Registrant - incorporated herein by reference to Exhibit (10)(L) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

 (10)(K)    Amendment, effective July 1, 1987, to the
            Proportional Reinsurance Agreement effective
            January 1, 1986 among Harleysville Mutual
            Insurance Company, Huron Insurance Company,
            Harleysville Insurance Company of New Jersey and Atlantic Insurance Company of Savannah - incorporated herein by reference to the Registrant's Form 8-K Report dated July 1,
            1987.

 EXHIBIT
   NO.                  DESCRIPTION OF EXHIBITS
--------    -----------------------------------------------

 (10)(L)    Amendment, effective January 1, 1989, to the
            Proportional Reinsurance Agreement effective
            January 1, 1986 among Harleysville Mutual
            Insurance Company, Huron Insurance Company,
            Harleysville Insurance Company of New Jersey,
            Atlantic Insurance Company of Savannah and
            Worcester Insurance Company - incorporated herein by reference to Exhibit 10(U) to the Registrant's Annual Report on Form 10-K for the year ended December 31,
            1988.

 (10)(M)    Amendment, effective January 1, 1991, to the
            Proportional Reinsurance Agreement effective
            January 1, 1986 among Harleysville Mutual
            Insurance Company, Huron Insurance Company,
            Harleysville Insurance Company of New Jersey,
            Atlantic Insurance Company of Savannah,
            Worcester Insurance Company, Phoenix General
            Insurance Company and New York Casualty
            Insurance Company - incorporated herein by reference to Exhibit (10)(O) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

 (10)(N) Amendments, effective January 1, 1995 and 1993, respectively, to the Proportional Reinsurance
            Agreement effective January 1, 1986 among
            Harleysville Mutual Insurance Company, Huron
            Insurance Company, Harleysville Insurance
            Company of New Jersey, Harleysville-Atlantic
            Insurance Company, Worcester Insurance Company,
            Connecticut Union Insurance Company, New York
            Casualty Insurance Company and Great Oaks
            Insurance Company - incorporated herein by reference to Exhibit (10)(P) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

 (10)(0)    Amendment, effective January 1, 1996 to the
            Proportional Reinsurance Agreement effective
            January 1, 1986 among Harleysville Mutual
            Insurance Company, Huron Insurance Company,
            Harleysville Insurance Company of New Jersey,
            Harleysville-Atlantic Insurance Company,
            Worcester Insurance Company, Connecticut Union
            Insurance Company, New York Casualty Insurance
            Company, Great Oaks Insurance Company and
            Pennland Insurance Company.

 EXHIBIT
   NO.                  DESCRIPTION OF EXHIBITS
--------    -----------------------------------------------

*(10)(P) Long-Term Incentive Plan for senior officers of Harleysville Mutual Insurance Company and
            Registrant - incorporated herein by reference to Exhibit 10(V) to the Registrant's Annual
            Report on Form 10-K for the year ended December
            31, 1988.

 (10)(Q) Lease effective January 1, 1995 between Harleys-ville, Ltd. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit (10)(R) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

*(10)(R)    1990 Directors' Stock Option Program of
            Registrant - incorporated herein by reference to Exhibit (10)(R) to the Registrant's Annual
            Report on Form 10-K for the year ended December
            31, 1990.

*(10)(S)    1995 Directors' Stock Option Program of
            Registrant - incorporated herein by reference to Exhibit (10)(S) to the Registrant's Annual
            Report on Form 10-K for the year ended December
            31, 1993.

 (10)(T) Loan Agreement dated as of March 19, 1991 by and between Harleysville Group Inc. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit
            10.5 to the Registrant's Form S-3 Registration
            Statement No. 33-41845 filed September 17,
            1991.

 (10)(U)    Form of Management Agreements dated January 1,
            1994 between Harleysville Group Inc. and
            Harleysville Mutual Insurance Company,
            Harleysville-Garden State Insurance Company,
            Pennland Insurance Company, Berkshire Mutual
            Insurance Company and Harleysville Life
            Insurance Company - incorporated herein by reference to Exhibit (10)(U) to the Registrant's Annual Statement on Form 10-K for the year ended December 31, 1993.

 EXHIBIT
   NO.                   DESCRIPTION OF EXHIBITS
--------     -----------------------------------------------

 (10)(V) Form of Salary Allocation Agreements dated January 1, 1993 between Harleysville Group Inc. and Harleysville Mutual Insurance Company, Harleysville-Garden State Insurance Company, Pennland Insurance Company, Berkshire Mutual Insurance Company and Harleysville Life Insurance Company - incorporated herein by reference to Exhibit (10)(U) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 (10)(W) Equipment and Supplies Allocation Agreement dated January 1, 1993 between Harleysville Mutual Insurance Company and Harleysville Group Inc. - incorporated herein by reference to Exhibit (10)(V) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

*(10)(X) 1992 Incentive Stock Option Plan for Employees Amended and Restated August 26, 1992 - incorporated herein by reference to Exhibit
             (10)(W) to the Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1992.

*(10)(Y)     Harleysville Group Inc. Supplemental Pension
             Plan dated May 25, 1994 - incorporated herein by reference to Exhibit (10)(AA) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

 (13)(A)     Selected Consolidated Financial Data from the
             Company's 1995 annual report to stockholders.

 (13)(B) Management's Discussion and Analysis of Results of Operations and Financial Condition from the Company's 1995 annual report to stockholders.

 (13)(C) Consolidated financial statements from the Company's 1995 annual report to stockholders.

 (13)(D)     Market for Common Stock and Related Security
             Holder Matters from the Company's 1995 annual report to stockholders.

 (21)        Subsidiaries of Registrant.

 (23)        Independent Auditors' Consent and Report on
             Schedules.

 EXHIBIT
   NO.                  DESCRIPTION OF EXHIBITS
--------    -----------------------------------------------

 (28)       Statement re Registrant.

P(28)(A) Schedule P, of the 1995 statutory annual statement, for the total pooled business of Harleysville Mutual Insurance Company and the pool participant property and casualty insur-ance subsidiaries of Harleysville Group Inc.

P(28)(B) Schedule P, of the 1995 statutory annual statement of Lake States Insurance Company.

 (99)       Form 11-K Annual Report for the Harleysville
            Group Inc. Employee Stock Purchase Plan for the year ended December 31, 1995.


----------------
* Management contract or compensatory plan, contract or arrangement filed pursuant to Item 14(c) of this report.
P - Filed in paper format pursuant to Rule 311, paragraph (c).

(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                       HARLEYSVILLE GROUP
                              SCHEDULE I - SUMMARY OF INVESTMENTS -
                            OTHER THAN INVESTMENTS IN RELATED PARTIES
                                        DECEMBER 31, 1995
                                         (in thousands)

                                                                   AMOUNT
                                                                  AT WHICH
                                                                  SHOWN IN
                                                                THE BALANCE
    TYPE OF INVESTMENT            COST             VALUE           SHEET
-------------------------      ----------       ----------      -----------
Fixed maturities:

    United States
      government and
      government agencies
      and authorities          $  124,822      $  131,998        $  131,126

    States, municipalities
      and political
      subdivisions                372,727         396,263           383,026

    Mortgage-backed
      securities                  111,646         118,815           118,815

    All other corporate
      bonds                       368,857         392,414           373,474
                               ----------      ----------        ----------
      Total fixed
        maturities                978,052       1,039,490         1,006,441
                               ----------      ----------        ----------
Equity securities:

    Common stocks
      Public utilities                993           1,323             1,323
      Banks, trust and
       insurance companies          4,053           4,998             4,998
      Industrial,
       miscellaneous and
       all other                   25,301          28,263            28,263
                               ----------      ----------        ----------
      Total equities               30,347          34,584            34,584
                               ----------      ----------        ----------
Short-term
  investments                      44,126                            44,126
                               ----------                        ----------
      Total investments        $1,052,525                        $1,085,151
                               ==========                        ==========

                            HARLEYSVILLE GROUP INC.
        SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                   DECEMBER 31,
                                            ------------------------
                                              1995            1994
                                            ---------      ---------

                     ASSETS
Cash                                         $    525
Short-term investments                          1,860      $    464
Fixed maturities:
  Available for sale, at fair
   value (cost $12,299 and $22,608)            12,780        20,383
Investments in common
  stock of subsidiaries
  (equity method)                             422,815       349,410
Accrued investment income                         165           333
Due from affiliate                              3,109         2,826
Other assets                                    3,128         2,299
                                             --------      --------
  Total assets                               $444,382      $375,715
                                             ========      ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                         $ 93,500      $ 93,500
Accounts payable and
  accrued expenses                              4,419         3,901
Federal income taxes payable                    1,454         1,390
                                              --------     --------
  Total liabilities                            99,373        98,791
                                             --------      --------
Shareholders' equity:
  Preferred stock, $1 par value;
   authorized 1,000,000 shares,
   none issued
  Common stock, $1 par value;
   authorized 23,000,000 shares;
   shares issued and outstanding
   1995, 13,718,086 and 1994, 13,364,062      13,718         13,364
  Additional paid-in capital                 111,519        103,851
  Net unrealized investment gains
   (losses), net of deferred income
   taxes                                      21,207         (7,276)
  Retained earnings                          198,565        166,985
                                            --------       --------
  Total shareholders' equity                 345,009        276,924
                                            --------       --------
  Total liabilities and
   shareholders' equity                     $444,382       $375,715
                                            ========       ========

                           HARLEYSVILLE GROUP INC.
       SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                        CONDENSED STATEMENTS OF INCOME
                                (in thousands)

                                             YEAR ENDED DECEMBER 31,
                                     ------------------------------------
                                       1995          1994          1993
                                     --------      --------      --------
Revenues                             $ 7,528        $ 8,491       $ 5,630
Expenses:
  Interest                             6,526          6,143         1,657
  Expenses other than interest         1,386          1,472         1,478
                                     -------        -------       -------
                                        (384)           876         2,495
Income tax expense (benefit)            (143)           307           888
                                     -------        -------       -------
Income (loss) before equity in
  undistributed net income of
  subsidiaries and cumulative
  effect of accounting changes          (241)           569         1,607

Equity in undistributed income
  of subsidiaries before
  cumulative effect of
  accounting changes                  41,572         17,885        30,614
                                     -------        -------       -------
Income before cumulative effect
  of accounting changes, net
  of income taxes                     41,331         18,454        32,221

Cumulative effect of accounting
  changes, net of income taxes
  (Harleysville Group Inc.,
  ($511))                                                            (281)
                                   -------          -------       -------

Net income                         $41,331          $18,454       $31,940
                                   =======          =======       =======

                           HARLEYSVILLE GROUP INC.
       SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                             YEAR ENDED DECEMBER 31,
                                    ----------------------------------------
                                      1995           1994            1993
                                    ---------      ---------       ---------
Cash flows from operating
  activities:
Net income                          $ 41,331       $ 18,454        $ 31,940
Adjustments to reconcile
  net income to net cash
  provided (used) by operating
  activities:
     Equity in undistributed
       earnings of subsidiaries      (41,572)       (17,885)        (30,844)
     Increase (decrease) in accrued
       investment income                 168             88            (189)
     Increase (decrease) in
       accrued income taxes             (883)         1,260           2,365
     (Gain) loss on sale of
       investments                       667            (70)             21
     Other, net                         (737)        (1,236)           (800)
                                     -------       --------        --------
       Net cash provided (used)
         by operating activities      (1,026)           611           2,493
                                     -------       --------        --------
  Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                         (5,964)          (499)        (22,717)
    Sales                             15,616          7,937           1,479
  Net sales (purchases) or
    maturities of short-term
    investments                       (1,396)           (70)           (392)
  Acquisition                                                       (44,300)
  Contributions to subsidiaries       (5,000)        (6,000)        (10,008)
                                    --------       --------        --------
       Net cash provided (used)
         by investing activities       3,256          1,368         (75,938)
                                    --------       --------        --------
Cash flows from financing activities:
  Issuance of common stock             8,022          6,712           6,172
  Debt proceeds                                                     119,000
  Debt repayment                                                    (44,000)
  Dividends from subsidiaries             24             24              24
  Dividends paid                      (9,751)        (8,715)         (7,751)
                                    --------       --------        --------
       Net cash provided (used)
         by financing activities      (1,705)        (1,979)         73,445
                                    --------       --------        --------
  Change in cash                         525           -               -

    Cash at beginning of year           -              -               -
                                    --------       --------        --------

    Cash at end of year             $    525       $   -           $   -
                                    ========       ========        ========

                                               HARLEYSVILLE GROUP
                                SCHEDULE V - SUPPLEMENTARY INSURANCE INFORMATION
                                  YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
                                                 (in thousands)



                        LIABILITY
                        FOR UNPAID                                                   AMORTIZATION
           DEFERRED     LOSSES AND                                        LOSSES     OF DEFERRED
            POLICY         LOSS                               NET        AND LOSS      POLICY          OTHER
          ACQUISITION   SETTLEMENT   UNEARNED    EARNED    INVESTMENT   SETTLEMENT   ACQUISITION   UNDERWRITING   PREMIUMS
             COSTS       EXPENSES    PREMIUMS   PREMIUMS     INCOME      EXPENSES       COSTS        EXPENSES     WRITTEN
          -----------   ----------   --------   --------   ----------   ----------   -----------   ------------   --------

Year Ended:

December 31,
 1995        $59,109    $645,941     $238,710   $477,042     $68,445     $335,496      $123,019       $37,764     $505,478
             =======    ========     ========   ========     =======     ========      ========       =======     ========


December 31,
 1994       $52,490     $603,088     $209,570   $447,731     $64,366     $348,870      $116,398       $33,909     $449,357
            =======     ========     ========   ========     =======     ========      ========       =======     ========


December 31,
 1993       $52,347     $560,811     $208,923   $388,541     $59,198     $283,778      $103,601       $27,352     $395,163
            =======     ========     ========   ========     =======      =======      ========       =======     ========

                                     HARLEYSVILLE GROUP
                                  SCHEDULE VI - REINSURANCE

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                        (in thousands)

                                           ASSUMED                PERCENTAGE
                               CEDED         FROM                  OF AMOUNT
                  GROSS       TO OTHER      OTHER         NET       ASSUMED
                 AMOUNT      COMPANIES    COMPANIES     AMOUNT      TO NET
                --------     ---------    ---------    --------   ----------
Year ended
 December 31, 1995
 Property and
 casualty
 premiums       $426,486     $388,950     $439,506     $477,042      92.1%
                ========     ========     ========     ========     ======

Year ended
 December 31, 1994
 Property and
 casualty
 premiums       $401,495     $373,778     $420,014     $447,731      93.8%
                ========     ========     ========     ========     ======

Year ended
 December 31, 1993
 Property and
 casualty
 premiums       $324,285     $360,727     $424,983     $388,541     109.4%
                ========     ========     ========     ========     ======


Note: The amounts ceded and assumed include the amounts ceded and assumed under the terms of the pooling arrangement.

                                       HARLEYSVILLE GROUP
                   SCHEDULE X - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
                               PROPERTY AND CASUALTY SUBSIDIARIES

                          YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                         (in thousands)


                                            LOSSES AND LOSS
                LIABILITY                 SETTLEMENT EXPENSES
                FOR UNPAID    DISCOUNT,   (BENEFITS) INCURRED
                LOSSES AND     IF ANY,         RELATED TO       PAID LOSSES
                                          -------------------
                   LOSS       DEDUCTED                            AND LOSS
                SETTLEMENT      FROM       CURRENT     PRIOR     SETTLEMENT
                 EXPENSES     RESERVES      YEAR       YEARS      EXPENSES
                ----------    --------    --------    -------   -----------
Year ended:


December 31,
  1995           $645,941      $5,271     $346,383   $(10,887)   $294,295
                 ========      ======     ========   ========    ========

December 31,
  1994           $603,088      $5,464     $352,085   $ (3,215)   $312,690
                 ========      ======     ========   ========    ========

December 31,
  1993           $560,811      $5,243     $283,526   $    252    $254,682
                 ========      ======     ========   ========    ========



Notes: (1)  The amount of discount relates to certain long-term disability workers' compensation cases. A discount rate of 3.5% (5% on New Jersey cases) was used.

       (2) Information required by remaining columns is contained in Schedule V.

                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HARLEYSVILLE GROUP INC.

Date:  March 27, 1996                By:    /s/WALTER R. BATEMAN
                                        --------------------------------
                                               Walter R. Bateman
                                                 President and
                                            Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


      SIGNATURE                       TITLE                     DATE
-----------------------      -------------------------      ---------------

                                Chairman of the Board
/s/BRADFORD W. MITCHELL            and a Director           March 27, 1996
-----------------------
   Bradford W. Mitchell


                                     President,
                              Chief Executive Officer
/s/WALTER R. BATEMAN              and a Director            March 27, 1996
----------------------
   Walter R. Bateman


                               Senior Vice President
                                and Chief Financial
                            Officer (principal financial
                               officer and principal
 /s/BRUCE J. MAGEE              accounting officer)         March 27, 1996
----------------------
    Bruce J. Magee

                                   SIGNATURES
                                   (Continued)

     SIGNATURE                        TITLE                     DATE
-----------------------      -------------------------      --------------

/s/MICHAEL L. BROWNE                 Director               March 27, 1996
----------------------
   Michael L. Browne


                                     Director               March   , 1996
----------------------
   Robert D. Buzzell


                                     Director               March   , 1996
----------------------
   Gerard G. Johnson


                                     Director               March   , 1996
----------------------
    H. Bryce Jordan



 /s/JOHN J. KEENAN                   Director               March 27, 1996
----------------------
    John J. Keenan


  /s/FRANK E. REED                   Director               March 27, 1996
----------------------
     Frank E. Reed


/s/WILLIAM E. STRASBURG              Director               March 27, 1996
-----------------------
   William E. Strasburg

                          EXHIBIT INDEX

 EXHIBIT
   NO.                 DESCRIPTION OF EXHIBITS
 -------    -----------------------------------------------

 (10)(O) Amendment, effective January 1, 1996 to the proportional Reinsurance Agreement effective
            January 1, 1986 among Harleysville Mutual
            Insurance Company, Huron Insurance Company,
            Harleysville Insurance Company of New
            Jersey, Harleysville-Atlantic Insurance
            Company, Worcester Insurance Company,
            Connecticut Union Insurance Company, New
            York Casualty Insurance Company, Great Oaks
            Insurance Company and Pennland Insurance
            Company.

 (13)(A) Selected Consolidated Financial Data from the Company's 1995 annual report to stockholders.

 (13)(B)    Management's Discussion and Analysis of
            Results of Operations and Financial
            Condition from the Company's 1995 annual report to stockholders.

 (13)(C) Consolidated financial statements from the Company's 1995 annual report to stockholders.

 (13)(D)    Market for Common Stock and Related Security
            Holder Matters from the Company's 1995
            annual report to stockholders.

 (21)       Subsidiaries of Registrant.

 (23)       Independent Auditors' Consent and Report on
            Schedules.

 (28)       Statement re Registrant

 (99)       Form 11-K Annual Report for the Harleysville
            Group Inc. Employee Stock Purchase Plan for the year ended December 31, 1995.