Form 10-Q
period 1996-03-31
HARLEYSVILLE GROUP INC
filed 1996-05-13
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1996    .
                                  ----------------------
                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------

Commission file number     0-14697
                       ---------------

                       Harleysville Group Inc.
         -----------------------------------------------------
        (Exact name of registrant as specified in its charter)

          Delaware                                   51-0241172
- -------------------------------                 -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

       355 Maple Avenue,  Harleysville, Pennsylvania  19438-2297
     ------------------------------------------------------------
     (Address of principal executive offices, including zip code)

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

     At May 1, 1996, 13,842,989 shares of common stock of Harleysville Group Inc. were outstanding.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                 INDEX

                                                        Page Number
                                                        -----------
Part I - Financial Information

  Consolidated Balance Sheets - March 31, 1996 and
     December 31, 1995                                          3

  Consolidated Statements of Income - For the
     three months ended March 31, 1996 and 1995                 4

  Consolidated Statement of Shareholders' Equity -
     For the three months ended March 31, 1996                  5

  Consolidated Statements of Cash Flows -
     For the three months ended March 31, 1996
     and 1995                                                   6

  Notes to Consolidated Financial Statements                    7

  Management's Discussion and Analysis of Results
     of Operations and Financial Condition                      8


Part II - Other Information                                    10

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share data)
                              (Unaudited)

                                                  MARCH 31,   DECEMBER 31,
                                                     1996         1995
                                                  ---------   ------------
                   ASSETS
                   ------
Investments:
  Fixed maturities:
    Held to maturity, at amortized
      cost (fair value $593,862
      and $542,895)                             $  578,765     $  509,846
    Available for sale, at fair value
      (amortized cost $550,719 and
      $468,206)                                    563,791        496,595
  Equity securities, at fair value
      (cost $40,027 and $30,347)                    44,422         34,584
  Short-term investments, at cost,
    which approximates fair value                   18,635         44,126
                                                ----------     ----------
      Total investments                          1,205,613      1,085,151

Cash                                                 2,107          3,256
Receivables:
  Premiums                                          64,140         62,233
  Reinsurance                                       75,057         70,366
  Accrued investment income                         19,532         16,496
                                                ----------     ----------
      Total receivables                            158,729        149,095
Deferred policy acquisition costs                   66,839         59,109
Prepaid reinsurance premiums                         6,856          8,334
Property and equipment, net                         22,477         22,578
Deferred income taxes                               34,417         23,109
Other assets                                        27,006         27,709
                                                ----------     ----------
      Total assets                              $1,524,044     $1,378,341
                                                ==========     ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Liabilities:
  Unpaid losses and loss
    settlement expenses                         $  768,514     $  645,941
  Unearned premiums                                272,681        238,710
  Accounts payable and accrued expenses             42,503         48,478
  Debt and capitalized lease obligations            97,965         97,965
  Due to affiliate                                   6,041          2,238
                                                ----------     ----------
      Total liabilities                          1,187,704      1,033,332
                                                ----------     ----------
Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    23,000,000 shares; issued and
    outstanding 13,839,802 and
    13,718,086 shares                               13,840         13,718
  Additional paid-in capital                       114,325        111,519
  Net unrealized investment gains,
    net of deferred income taxes                    11,353         21,207
  Retained earnings                                196,822        198,565
                                                ----------     ----------
      Total shareholders' equity                   336,340        345,009
                                                ----------     ----------
      Total liabilities and
        shareholders' equity                    $1,524,044     $1,378,341
                                                ==========     ==========

See accompanying notes to consolidated financial statements.

Page 4
                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                  (dollars in thousands, except per share data)

                                                    1996            1995
                                                 ---------       ---------
Revenues:

  Premiums earned                                $148,019        $114,926
  Investment income, net of
    investment expense                             19,232          16,681
  Realized investment gains                         2,199             251
  Other income                                      2,781           2,752
                                                 --------        --------
      Total revenues                              172,231         134,610
                                                 --------        --------
Losses and expenses:

  Losses and loss settlement expenses             124,225          83,519
  Amortization of deferred policy
    acquisition costs                              37,488          29,837
  Other underwriting expenses                       9,579           8,276
  Interest expense                                  1,636           1,746
  Other expenses                                      649             719
                                                 --------        --------
      Total expenses                              173,577         124,097
                                                 --------        --------
      Income (loss) before income taxes            (1,346)         10,513

Income taxes (benefit)                             (2,219)          1,886
                                                 --------        --------
      Net income                                 $    873        $  8,627
                                                 ========        ========

Weighted average number of shares
  outstanding                                  13,763,239      13,393,168

Earnings per common share                        $    .06        $    .64
                                                 ========        ========
Cash dividend per common share                   $    .19        $    .17
                                                 ========        ========


See accompanying notes to consolidated financial statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                             (dollars in thousands)
                                                        NET
                                               UNREALIZED
                  COMMON STOCK     ADDITIONAL  INVESTMENT
                                     PAID-IN     GAINS     RETAINED
                SHARES     AMOUNT    CAPITAL    (LOSSES)   EARNINGS   TOTAL
              ---------   -------  ----------  ----------  --------  --------

Balance,
 December 31,
  1995        13,718,086  $13,718   $111,519    $21,207    $198,565  $345,009

Net income                                                      873       873

Issuance of
 common stock    121,716      122      2,806                            2,928

Cash dividend
 paid                                                        (2,616)   (2,616)

Change in
 unrealized
 investment
 gains (losses),
 net                                            (9,854)                (9,854)
             ----------  -------   --------    -------     --------  --------
Balance,
 March 31,
 1996        13,839,802  $13,840   $114,325    $11,353     $196,822  $336,340
             ==========  =======   ========    =======     ========  ========


See accompanying notes to consolidated financial statements.

Page 6
                     HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (in thousands)

                                                      1996            1995
                                                   -----------     ----------
Cash flows from operating activities:
 Net income                                        $     873       $   8,627
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Change in receivables, unearned
        premiums, prepaid reinsurance
        and due to affiliate                           1,648          (3,002)
      Increase in unpaid losses and
        loss settlement expenses                      28,608          12,955
      Deferred income taxes                           (6,002)           (102)
      Increase in deferred policy
        acquisition costs                             (7,730)         (1,299)
      Amortization and depreciation                      370             222
      Gain on sale of investments                     (2,199)           (251)
      Other, net                                      (1,323)         (7,159)
                                                   ---------       ---------
                                                      14,245           9,991
      Cash provided from the change in the
        pooling agreement participation              117,800
                                                   ---------       ---------
        Net cash provided by operating
          activities                                 132,045           9,991
                                                   ---------       ---------
Cash flows from investing activities:
 Fixed maturity investments:
   Purchases                                        (156,146)        (34,103)
   Sales or maturities                                 4,966          26,477
 Equity securities:
   Purchases                                         (23,550)         (1,067)
   Sales                                              16,023             835
 Net sales (purchases) of short-term
   investments                                        25,491          (1,064)
 Purchase of property and equipment                     (290)           (145)
                                                   ---------       ---------
        Net cash used by investing
          activities                                (133,506)         (9,067)
                                                   ---------       ---------
Cash flows from financing activities:
 Issuance of common stock                              2,928           1,932
 Dividend paid                                        (2,616)         (2,278)
                                                   ---------       ---------
        Net cash provided (used) by
          financing activities                           312            (346)
                                                   ---------       ---------
Increase (decrease) in cash                           (1,149)            578

 Cash at beginning of period                           3,256           1,584
                                                   ---------       ---------
 Cash at end of period                             $   2,107       $   2,162
                                                   =========       =========

See accompanying notes to consolidated financial statements.

Page 7
               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                              (Unaudited)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - Basis of Presentation

     The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

     These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1995 included in the Company's 1995 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

2 - Earnings Per Share

     Net income per common share is based on the weighted average number of shares outstanding during each of the respective periods. Additional shares arising from the assumed exercise of stock options, which are considered common stock equivalents, were not included in the computations because they were either antidilutive or the assumed additional dilutive effect was not material.

3 - Reinsurance

     Premiums earned are net of amounts ceded to unrelated insurers of $9,498,000 and $8,291,000 for the three months ended March 31, 1996 and 1995, respectively. Losses and loss settlement expenses are net of amounts ceded to unrelated insurers of $8,741,000 and $3,341,000 for the three months ended March 31, 1996 and 1995, respectively.

4 - Cash Flows

     There were cash tax payments of $500,000 and $2,000,000 in the first quarter of 1996 and 1995, respectively. Cash interest payments of $304,000 and $359,000 were made in the first quarter of 1996 and 1995, respectively.

Page 8
               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     Effective January 1, 1996 Harleysville Group's pooling agreement with Harleysville Mutual Insurance Company (Mutual) was amended to include Pennland Insurance Company (Pennland), a wholly-owned subsidiary of Mutual that writes Pennsylvania personal automobile insurance policies. In addition, Harleysville Group's participation increased from 60% to 65%.

     Premiums earned increased $33.1 million during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Of such increase, $19.1 million is due to the increased pooling participation. Excluding the effect of this change, the premiums earned from pooled business increased $9.1 million due to an increase in commercial lines business. The remaining increase of $4.9 million, is due to growth in Lake States' premiums earned from $18.6 million to $23.5 million primarily due to an increase in commercial lines business and expansion into the neighboring states of Indiana, Illinois and Wisconsin.

     Investment income increased $2.6 million for the three months ended March 31, 1996 resulting from an increase in invested assets. Such increase was primarily provided by a $117.8 million cash transfer received for various insurance liabilities assumed January 1, 1996 in connection with the increase in Harleysville Group's pool participation.

     Realized investment gains were $1.9 million higher for the three months ended March 31, 1996 compared to the same prior year quarter primarily resulting from sales of equity securities.

     Income (loss) before income taxes decreased $11.9 million for the three months ended March 31, 1996, primarily due to the impact of a blizzard and related storms that occurred in January 1996, partially offset by the higher investment income and realized gains. The blizzard and related January 1996 storms resulted in losses of $15.0 million, or $9.7 million after-tax ($.71 per share). Harleysville Group's statutory combined ratio increased to 114.1% for the three months ended March 31, 1996 from 105.8% for the three months ended March 31, 1995. Of the increase, 10.1 points was due to the blizzard and related January 1996 storms partially offset by expenses that increased at a lower rate than premiums earned. The lower growth in expenses is primarily due to the inclusion of Pennland in the pooling agreement, as Pennland has lower expenses relative to its premium than the other pool participants.

     The income tax expense for each of the three month periods ended March 31, 1996 and 1995 includes the tax benefit of tax-exempt investment income of $1.8 million.

Page 9
               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                              (Continued)

Liquidity and Capital Resources

     Net cash provided by operating activities for the first quarter was $132.0 million and $10.0 million in 1996 and 1995, respectively. The increase primarily reflects the effect of the January 1, 1996 amendment to the pooling agreement with Mutual. A $117.8 million cash transfer was received by Harleysville Group related to the various liabilities assumed in connection with such amendment.

     Net cash used by investing activities was $133.5 million and $9.1 million for the three months ended March 31, 1996 and 1995, respectively. The increase is primarily due to the higher amount of cash provided by operating activities.

     Net cash from financing activities did not change significantly.

     Harleysville Group Inc. maintained $15.7 million of cash and investments at the holding company level at March 31, 1996 which are available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries and acquisitions. The Company has no material commitments for capital expenditures as of March 31, 1996.

Page 10
               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                      PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of Harleysville Group
         Inc. was held on April 24, 1996 (the ("Annual Meeting" or "Meeting"), with the following result:

         The total number of shares represented at the Annual
         Meeting in person or by proxy was 11,778,633 of the 13,770,310 shares of common stock outstanding and entitled to vote at the Meeting.

         On the resolution to elect Walter R. Bateman, Gerard G. Johnson and William E. Strasburg as class "C" Directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for Director received the number of votes set forth opposite their respective names:
                                     Number of Votes
                                 -----------------------
                                     For        Withheld
                                 ----------     --------
         Walter R. Bateman       11,471,319      307,314
         Gerard G. Johnson       11,471,619      307,014
         William E. Strasburg    11,471,026      307,607


         There were no abstentions or broker non-votes recorded.
         On the basis of the above vote,  Walter R. Bateman, Gerard
         G. Johnson and William E. Strasburg were elected as class "C" Directors to serve until the expiration of their respective terms and until their successors are duly elected.

         On the resolution to approve the adoption of Harleysville Group's 1996 Directors' Stock Purchase Plan, there were 11,598,185 votes for, 93,718 votes against, 83,727 abstentions and 3,003 broker non-votes. On the basis of the vote, the adoption of Harleysville Group's 1996 Directors' Stock Purchase Plan was approved.

Page 11
               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                      PART II.  OTHER INFORMATION
                              (Continued)

         On the resolution to approve an amendment of Harleysville Group's Certificate of Incorporation to increase the authorized number of shares of common stock from 23,000,000 shares to 80,000,000 shares, there were 10,741,506 votes for, 1,019,734 votes against, 17,393 abstentions and no broker non-votes. On the basis of the vote, the amendment of Harleysville Group's Certificate of Incorporation was approved.



ITEM 5.  Other Information - None

ITEM 6.  a.  Exhibits - None
         b.  Reports on Form 8-K - None






                               SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HARLEYSVILLE GROUP INC.

Date:   May 13, 1996                        /s/BRUCE J. MAGEE
      ----------------                --------------------------------
                                               Bruce J. Magee
                                         Senior Vice President and
                                          Chief Financial Officer
                                      (principal financial officer and
                                        principal accounting officer)