Form 10-Q
period 1996-06-30
HARLEYSVILLE GROUP INC
filed 1996-08-08
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 1996  .
                                  -----------------
                                  OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------

Commission file number     0-14697
                        -------------

                       HARLEYSVILLE GROUP INC.
         -----------------------------------------------------
        (Exact name of registrant as specified in its charter)


          DELAWARE                                   51-0241172
- -------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


       355 MAPLE AVENUE,  HARLEYSVILLE, PENNSYLVANIA  19438-2297
       ----------------------------------------------------------
     (Address of principal executive offices, including zip code)


                           (215) 256-5000
         ----------------------------------------------------
         (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  .  No      .
    -----      -----

      At July 31, 1996, 13,970,210 shares of common stock of Harleysville Group Inc. were outstanding.

Page 2
               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                      INDEX
                                                             Page Number
                                                             -----------
Part I - Financial Information

     Consolidated Balance Sheets - June 30, 1996 and
        December 31, 1995                                           3

     Consolidated Statements of Income - For the three
        months ended June 30, 1996 and 1995                         4

     Consolidated Statements of Income - For the six
        months ended June 30, 1996 and 1995                         5

     Consolidated Statement of Shareholders' Equity -
        For the six months ended June 30, 1996                      6

     Consolidated Statements of Cash Flows -
        For the six months ended June 30, 1996
        and 1995                                                    7

     Notes to Consolidated Financial Statements                     8

     Management's Discussion and Analysis of Results
        of Operations and Financial Condition                       9


Part II - Other Information                                        12

Page 3
                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)

                                                   JUNE 30,    DECEMBER 31,
                                                     1996          1995
                                                 -----------   ------------
                   ASSETS
                   ------
Investments:
  Fixed maturities:
    Held to maturity, at amortized
      cost (fair value $585,764
      and $542,895)                               $  577,722     $  509,846
    Available for sale, at fair value
      (amortized cost $568,007 and
       $468,206)                                     574,774        496,595
  Equity securities, at fair value
    (cost $46,825 and $30,347)                        53,358         34,584
  Short-term investments, at cost,
    which approximates fair value                     12,625         44,126
                                                  ----------     ----------
      Total investments                            1,218,479      1,085,151

Cash                                                   1,604          3,256
Receivables:
  Premiums                                            70,447         62,233
  Reinsurance                                         80,803         70,366
  Accrued investment income                           19,051         16,496
                                                  ----------     ----------
      Total receivables                              170,301        149,095

Deferred policy acquisition costs                     69,864         59,109
Prepaid reinsurance premiums                           6,160          8,334
Property and equipment, net                           22,579         22,578
Deferred income taxes                                 35,228         23,109
Other assets                                          25,226         27,709
                                                  ----------     ----------
      Total assets                                $1,549,441     $1,378,341
                                                  ==========     ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

Liabilities:
  Unpaid losses and loss settlement
    expenses                                      $  774,060     $  645,941
  Unearned premiums                                  284,757        238,710
  Accounts payable and accrued expenses               46,049         48,478
  Debt and capitalized lease obligations              97,715         97,965
  Due to affiliate                                     2,323          2,238
                                                  ----------     ----------
      Total liabilities                            1,204,904      1,033,332
                                                  ----------     ----------
Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued and
    outstanding 13,920,070 and
    13,718,086 shares                                 13,920         13,718
  Additional paid-in capital                         116,049        111,519
  Net unrealized investment gains,
    net of deferred income taxes                       8,645         21,207
  Retained earnings                                  205,923        198,565
                                                  ----------     ----------
      Total shareholders' equity                     344,537        345,009
                                                  ----------     ----------
      Total liabilities and
        shareholders' equity                      $1,549,441     $1,378,341
                                                  ==========     ==========

See accompanying notes to consolidated financial statements.

Page 4
                  HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

              FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                (dollars in thousands, except per share data)

                                                   1996           1995
                                                 ---------      ---------
Revenues:
  Premiums earned                                $151,838       $117,335
  Investment income, net of
    investment expenses                            19,315         17,050
  Realized investment gains                           327            259
  Other income                                      2,816          2,651
                                                 --------       --------
      Total revenues                              174,296        137,295
                                                 --------       --------
Losses and expenses:
  Losses and loss settlement expenses             106,859         82,323
  Amortization of deferred policy
    acquisition costs                              38,176         30,371
  Other underwriting expenses                      11,964          8,877
  Interest expense                                  1,632          1,743
  Other expenses                                      743            837
                                                 --------       --------
      Total expenses                              159,374        124,151
                                                 --------       --------

      Income before income taxes                   14,922         13,144

Income taxes                                        3,187          2,616
                                                 --------       --------
      Net income                                 $ 11,735       $ 10,528
                                                 ========       ========

Weighted average number of shares
  outstanding                                  13,855,536     13,494,904


Earnings per common share                        $    .85       $    .78
                                                 ========       ========
Cash dividend per common share                   $    .19       $    .17
                                                 ========       ========

See accompanying notes to consolidated financial statements.

Page 5
                  HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                (dollars in thousands, except per share data)


                                                    1996          1995
                                                 ---------      ---------
Revenues:
  Premiums earned                                $299,857       $232,261
  Investment income, net of
    investment expenses                            38,547         33,731
  Realized investment gains                         2,526            510
  Other income                                      5,597          5,403
                                                 --------       --------
      Total revenues                              346,527        271,905
                                                 --------       --------
Losses and expenses:

  Losses and loss settlement expenses             231,084        165,842
  Amortization of deferred policy
    acquisition costs                              75,664         60,208
  Other underwriting expenses                      21,543         17,153
  Interest expense                                  3,268          3,489
  Other expenses                                    1,392          1,556
                                                 --------       --------
      Total expenses                              332,951        248,248
                                                 --------       --------

      Income before income taxes                   13,576         23,657

Income taxes                                          968          4,502
                                                 --------       --------
      Net income                                 $ 12,608       $ 19,155
                                                 ========       ========

Weighted average number of shares
  outstanding                                  13,809,388     13,444,318

Earnings per common share                        $    .91       $   1.42
                                                 ========       ========

Cash dividends per common share                  $    .38       $    .34
                                                 ========       ========

See accompanying notes to consolidated financial statements.

Page 6
                  HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (Unaudited)

                   FOR THE SIX MONTHS ENDED JUNE 30, 1996
                           (dollars in thousands)


                                                    NET
                                                UNREALIZED
                    COMMON STOCK    ADDITIONAL  INVESTMENT
                                     PAID-IN      GAINS     RETAINED
                  SHARES    AMOUNT   CAPITAL     (LOSSES)   EARNINGS   TOTAL
                ---------  -------  ----------  ---------- --------- ---------

Balance,
 December 31,
 1995          13,718,086  $13,718   $111,519    $ 21,207  $198,565  $345,009

Net income                                                   12,608    12,608

Issuance of
 common stock     201,984      202       4,530                          4,732

Cash dividends
 paid                                                        (5,250)   (5,250)

Change in
 unrealized
 investment
 gains
 (losses),
 net                                              (12,562)            (12,562)
                ---------  -------  ----------  ---------- --------- ---------
Balance,
 June 30,
 1996          13,920,070  $13,920    $116,049   $  8,645  $205,923  $344,537
               ==========  =======    ========   ========  ========  ========

See accompanying notes to consolidated financial statements.

Page 7
                      HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (in thousands)

                                                       1996           1995
                                                     ---------     ----------
Cash flows from operating activities:
   Net income                                        $  12,608      $ 19,155
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Change in receivables, unearned
         premiums, prepaid reinsurance
         and due to affiliate                            (869)           612
       Increase in unpaid losses and
         loss settlement expenses                      34,153         24,694
       Deferred income taxes                           (5,354)          (256)
       Increase in deferred policy
         acquisition costs                            (10,755)        (4,217)
       Amortization and depreciation                      754            483
       Gain on sale of investments                     (2,526)          (510)
       Other, net                                       3,820         (6,683)
                                                    ---------      ---------
                                                       31,831         33,278
       Cash provided from the change in
         the pooling agreement participation          117,800
                                                    ---------      ---------
         Net cash provided by operating
            activities                                149,631         33,278
                                                    ---------      ---------
Cash flows from investing activities:
   Fixed maturity investments:
     Purchases                                       (218,346)       (92,054)
     Sales or maturities                               51,188         67,697
   Equity securities:
     Purchases                                        (31,230)        (8,086)
     Sales                                             17,166          1,779
   Net sales of short-term
     investments                                       31,501            966
   Purchases of property and equipment                   (794)          (473)
                                                    ---------      ---------
         Net cash used by investing
           activities                                (150,515)       (30,171)
                                                    ---------      ---------

Cash flows from financing activities:
   Issuance of common stock                             4,732          4,030
   Payment of debt and lease
     obligations                                         (250)        (2,230)
   Dividends paid                                      (5,250)        (4,573)
                                                    ---------      ---------
         Net cash used by
            financing activities                         (768)        (2,773)
                                                    ---------      ---------
Increase (decrease) in cash                            (1,652)           334

   Cash at beginning of period                          3,256          1,584
                                                    ---------      ---------

   Cash at end of period                            $   1,604      $   1,918
                                                    =========      =========

See accompanying notes to consolidated financial statements.

Page 8
               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                              (Unaudited)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - Basis of Presentation

      The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

3 - Reinsurance

      Premiums earned are net of amounts ceded to unrelated insurers of $10,387,000 and $19,885,000 for the three and six months ended June 30, 1996, respectively, and $10,084,000 and $18,375,000 for the three and six months ended June 30, 1995, respectively. Losses and loss settlement expenses are net of amounts ceded to unrelated insurers of $10,090,000 and $18,831,000 for the three and six months ended June 30, 1996, respectively, and $6,338,000 and $9,769,000 for the three and six months ended June 30, 1995, respectively.

4 - Cash Flows

      There were cash tax payments of $7,000,000 and $6,550,000 and cash interest payments of $3,223,000 and $3,447,000 in the first six months of 1996 and 1995, respectively.

Page 9
               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

      Effective January 1, 1996, Harleysville Group's pooling agreement with Harleysville Mutual Insurance Company (Mutual) was amended to include Pennland Insurance Company (Pennland), a wholly-owned subsidiary of Mutual that writes Pennsylvania personal automobile insurance policies. In addition, Harleysville Group's participation increased from 60% to 65%.

      Premiums earned increased $34.5 million and $67.6 million during the three and six months ended June 30, 1996. Of such increases, $19.1 million and $38.2 million are due to the increased pooling participation. Excluding the effect of this change, the premiums earned from pooled business increased $8.7 million and $17.8 million for the three and six months ended June 30, 1996 due to an increase in commercial lines business. The remaining increases of $6.7 million and $11.6 million is due to growth in Lake States', primarily from its expansion into the neighboring states of Indiana, Illinois and Wisconsin.

      Investment income increased $2.3 million and $4.8 million for the three and six months ended June 30, 1996 resulting from an increase in invested assets. Such increase was primarily provided by a $117.8 million cash transfer received for various insurance liabilities assumed January 1, 1996 in connection with the increase in Harleysville Group's pool participation.

      Realized investment gains increased $2.0 million for the six months ended June 30, 1996 primarily resulting from sales of equity securities. Realized investment gains were not significantly different for the three months ended June 30, 1996 and 1995.

      Income before income taxes increased $1.8 million for the three months ended June 30, 1996 primarily due to the higher investment income. Harleysville Group's statutory combined ratio improved to 102.3% for the three months ended June 30, 1996 from 102.7% for the three months ended June 30, 1995 primarily due to expenses that increased at a lower rate than premiums earned. The lower growth in expenses is primarily due to the inclusion of Pennland in the pooling agreement, as Pennland has lower expenses relative to its premium than the other pool participants.

      Income before income taxes decreased $10.1 million for the six months ended June 30, 1996 primarily due to the impact of a blizzard and related storms that occurred in January 1996 partially offset by the higher investment income and realized gains. The blizzard and related January 1996 storms resulted in losses of

Page 10
               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                              (Continued)


$15.1 million, or $9.8 million after-tax ($.71 per share). Harleysville Group's statutory combined ratio increased to 108.1% for the six months ended June 30, 1996 from 104.2% for the six months ended June 30, 1995. Of the increase, 5.0 points was due to the blizzard and related January 1996 storms partially offset by the lower growth in expenses related to the inclusion of Pennland in the pool.

      The income tax expense for the three and six months ended June 30, 1996 includes the tax benefit of $2.1 million and $3.9 million associated with tax-exempt interest compared to $1.7 million and $3.5 million in the same prior year periods.

      In July 1996, Hurricane Bertha impacted the eastern United
States. Harleysville Group has received claims totalling approximately $0.7 million after-tax. Based on experience with other windstorms, it is likely that this amount will double or triple by the time all claims are known and settled.

      Effective for one year from July 1, 1996, the Company's subsidiaries (other than Lake States) and the Mutual Company and its wholly-owned subsidiaries renewed its catastrophe reinsurance treaty which provides coverage for 85% of up to $127 million in excess of a retention of $20 million for any given catastrophe. Accordingly, pursuant to the terms of the treaty, the maximum recovery would be $108 million for any catastrophe involving an insured loss equal to or greater than $147 million. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring.

Liquidity and Capital Resources

      Net cash provided by operating activities was $149.6 million and $33.3 million for the six months ended June 30, 1996 and 1995. The increase primarily reflects the effect of the January 1, 1996 amendment to the pooling agreement with Mutual. A $117.8 million cash transfer was received by Harleysville Group related to the various liabilities assumed in connection with such amendment.

Page 11
               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                              (Continued)


      Net cash used by investing activities was $150.5 million and $30.2 million for the six months ended June 30, 1996 and 1995. The increase is primarily due to the higher amount of cash provided by operating activities.

      Net cash used by financing activities was $2.0 million lower for the six months ended June 30, 1996 primarily due to the prepayment of a $2.0 million capitalized lease obligation during the first six months of 1995.

      Harleysville Group Inc. maintained $14.1 million of cash and marketable investments at the holding company level at June 30, 1996 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries and acquisitions. The Company has no material commitments for capital expenditures as of June 30, 1996.

Page 12
               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                      PART II.  OTHER INFORMATION


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






                                           HARLEYSVILLE GROUP INC.


Date:    August 8, 1996                      /s/BRUCE J. MAGEE
      --------------------             ---------------------------------
                                                Bruce J. Magee
                                          Senior Vice President and
                                           Chief Financial Officer
                                       (principal financial officer and
                                         principal accounting officer)