Form 10-Q
period 1996-09-30
HARLEYSVILLE GROUP INC
filed 1996-11-13
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1996  .
                                  ------------------------

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

     At October 31, 1996, 14,075,399 shares of common stock of Harleysville Group Inc. were outstanding.

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                   INDEX

                                                            PAGE NUMBER
                                                            -----------

Part I - Financial Information

  Consolidated Balance Sheets - September 30, 1996
     and December 31, 1995                                         3

  Consolidated Statements of Income - For the three
     months ended September 30, 1996 and 1995                      4

  Consolidated Statements of Income - For the nine
     months ended September 30, 1996 and 1995                      5

  Consolidated Statement of Shareholders' Equity -
     For the nine months ended September 30, 1996                  6

  Consolidated Statements of Cash Flows - For the
     nine months ended September 30, 1996 and 1995                 7

  Notes to Consolidated Financial Statements                       8

  Management's Discussion and Analysis of Results
     of Operations and Financial Condition                        10



Part II - Other Information                                       12

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                     (in thousands, except share data)


                                              SEPTEMBER 30,     DECEMBER 31,
                                                  1996              1995
                                              -------------     ------------

                   ASSETS
                   ------
Investments:
  Fixed maturities:
    Held to maturity, at amortized
      cost (fair value $593,683
      and $542,895)                             $  581,892      $  509,846
    Available for sale, at fair value
      (amortized cost $578,415
      and $468,206)                                586,641         496,595
  Equity securities, at fair value
    (cost $50,455 and $30,347)                      60,691          34,584
  Short-term investments, at cost,
    which approximates fair value                   24,094           4,126
                                                ----------      ----------
      Total investments                          1,253,318       1,085,151

Cash                                                 2,956           3,256
Receivables:
  Premiums                                          73,496          62,233
  Reinsurance                                       80,291          70,366
  Accrued investment income                         19,613          16,496
                                                ----------      ----------
      Total receivables                            173,400         149,095

Deferred policy acquisition costs                   70,989          59,109
Prepaid reinsurance premiums                         5,943           8,334
Property and equipment, net                         22,224          22,578
Deferred income taxes                               34,502          23,109
Due from affiliate                                   1,013
Other assets                                        29,546          27,709
                                                ----------      ----------
      Total assets                              $1,593,891      $1,378,341
                                                ==========      ==========


      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

Liabilities:
  Unpaid losses and loss settlement
    expenses                                    $  799,581      $  645,941
  Unearned premiums                                289,014         238,710
  Accounts payable and accrued expenses             55,437          48,478
  Debt and capitalized lease obligations            97,715          97,965
  Due to affiliate                                                   2,238
                                                ----------      ----------
      Total liabilities                          1,241,747       1,033,332
                                                ----------      ----------

Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued and
    outstanding 14,070,517 and
    13,718,086 shares                               14,071          13,718
  Additional paid-in capital                       119,580         111,519
  Net unrealized investment gains,
    net of deferred income taxes                    12,000          21,207
  Retained earnings                                206,493         198,565
                                                ----------      ----------
      Total shareholders' equity                   352,144         345,009
                                                ----------      ----------
      Total liabilities and
        shareholders' equity                    $1,593,891      $1,378,341
                                                ==========      ==========

See accompanying notes to consolidated financial statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                  (dollars in thousands, except per share data)

                                                  1996             1995
                                               ----------       ---------

Revenues:

  Premiums earned                               $157,707         $120,785
  Investment income, net of
    investment expenses                           19,580           17,185
  Realized investment gains                          218               56
  Other income                                     2,802            2,762
                                                --------         --------

      Total revenues                             180,307          140,788
                                                --------         --------

Losses and expenses:

  Losses and loss settlement expenses            125,209           83,395
  Amortization of deferred policy
    acquisition costs                             39,459           31,065
  Other underwriting expenses                     11,341           10,546
  Interest expense                                 1,634            1,662
  Other expenses                                     636              600
                                                --------         --------

      Total expenses                             178,279          127,268
                                                --------         --------

      Income before income taxes                   2,028           13,520

Income taxes (benefit)                            (1,480)           3,053
                                                --------         --------

      Net income                                $  3,508         $ 10,467
                                                ========         ========

Weighted average number of shares
  outstanding                                 13,974,261       13,583,071

Earnings per common share                       $    .25         $    .77
                                                ========         ========

Cash dividends per common share                 $    .21         $    .19
                                                ========         ========

See accompanying notes to consolidated financial statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                  (dollars in thousands, except per share data)

                                                  1996             1995
                                               ----------       ---------
Revenues:

  Premiums earned                               $457,564        $353,046
  Investment income, net of
    investment expenses                           58,127          50,916
  Realized investment gains                        2,744             566
  Other income                                     8,399           8,165
                                                --------        --------

      Total revenues                             526,834         412,693
                                                --------        --------

Losses and expenses:

  Losses and loss settlement expenses            356,293         249,237
  Amortization of deferred policy
    acquisition costs                            115,123          91,273
  Other underwriting expenses                     32,884          27,699
  Interest expense                                 4,902           5,151
  Other expenses                                   2,028           2,156
                                                --------        --------

      Total expenses                             511,230         375,516
                                                --------        --------

      Income before income taxes                  15,604          37,177

Income taxes (benefit)                              (512)          7,555
                                                --------        --------

      Net income                                $ 16,116        $ 29,622
                                                ========        ========

Weighted average number of shares
  outstanding                                 13,864,748      13,491,078

  Earnings per common share                     $   1.16        $   2.20
                                                ========        ========

  Cash dividends per common share               $    .59        $    .53
                                                ========        ========

See accompanying notes to consolidated financial statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                             (dollars in thousands)


                                                NET
                                                UNREALIZED
                    COMMON STOCK     ADDITIONAL INVESTMENT
                                     PAID-IN    GAINS     RETAINED
                  SHARES    AMOUNT   CAPITAL    (LOSSES)  EARNINGS   TOTAL
                ---------  -------  --------- ----------  -------- --------

Balance,
 December 31,
 1995          13,718,086  $13,718   $111,519   $21,207  $198,565  $345,009

Net income                                                 16,116    16,116

Issuance of
 common stock     352,431     353       8,061                         8,414

Cash dividends
 paid                                                      (8,188)   (8,188)

Change in
 unrealized
 investment
 gains (losses),
 net                                             (9,207)             (9,207)
              ----------   -------    --------  -------  --------  --------

Balance,
 September 30,
 1996         14,070,517   $14,071    $119,580  $12,000  $206,493  $352,144
              ==========   =======    ========  =======  ========  ========


See accompanying notes to consolidated financial statements.

                      HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (in thousands)

                                                      1996          1995
                                                   ----------    ----------

Cash flows from operating activities:
   Net income                                      $  16,116     $  29,622
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Change in receivables, unearned
           premiums, prepaid reinsurance
           and due to affiliate                       (2,832)        2,054
        Increase in unpaid losses and
          loss settlement expenses                    59,675        33,438
        Deferred income taxes                         (6,435)          161
        Increase in deferred policy
          acquisition costs                          (11,880)       (6,311)
        Amortization and depreciation                  1,078           795
        Gain on sale of investments                   (2,744)         (566)
        Other, net                                     8,704          (121)
        Cash provided from the change in the
          intercompany pooling agreement
          participation                              117,800
                                                   ---------     ---------
          Net cash provided by operating
            activities                               179,482        59,072
                                                   ---------     ---------

Cash flows from investing activities:
   Fixed maturity investments:
     Purchases                                      (245,797)     (116,628)
     Sales or maturities                              64,337        78,617
   Equity securities:
     Purchases                                       (38,618)      (19,907)
     Sales                                            21,106         4,456
   Net (purchases) sales of short-term
     investments                                      20,032          (340)
   Purchase of property and equipment                   (818)       (1,489)
                                                   ---------     ---------
          Net cash used by investing
            activities                              (179,758)      (55,291)
                                                   ---------     ---------

Cash flows from financing activities:
   Issuance of common stock                            8,414         6,127
   Payment of debt and lease
     obligations                                        (250)       (2,230)
   Dividends paid                                     (8,188)       (7,154)
                                                   ---------     ---------
          Net cash used by
            financing activities                         (24)       (3,257)
                                                   ---------     ---------

Increase (decrease) in cash                             (300)          524

   Cash at beginning of period                         3,256         1,584
                                                   ---------     ---------

   Cash at end of period                           $   2,956     $   2,108
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

3 -  Reinsurance

     Premiums earned are net of amounts ceded to unrelated insurers of $9,104,000 and $28,989,000 for the three and nine months ended September 30, 1996, respectively, and $10,570,000 and $28,945,000 for the three and nine months ended September 30, 1995, respectively. Losses and loss settlement expenses are net of amounts ceded to unrelated insurers of $3,721,000 and $22,552,000 for the three and nine months ended September 30, 1996, respectively, and $3,916,000 and $13,685,000 for the three and nine months ended September 30, 1995, respectively.

     The Company cedes business to and assumes business from Harleysville Mutual Insurance Company (Mutual Company) under a reinsurance pooling agreement. Because this agreement does not relieve the Company of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to the Mutual Company. At September 30, 1996, unearned premiums of $192.7 million and unpaid losses and loss settlement expenses of $447.2 million were ceded to the Mutual Company under the reinsurance pooling agreement. The reinsurance pooling agreement provides for the right of offset and in accordance with certain state regulatory requirements, the Mutual Company maintained $292.6 million (market value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at September 30, 1996.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                              (UNAUDITED)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)


4 - Cash Flows

     Net cash tax payments of $10,100,000 and $8,750,000 were made in the first nine months of 1996 and 1995, respectively. Cash interest payments of $3,523,000 and $3,771,000 were made in the first nine months of 1996 and 1995, respectively.

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

     Premiums earned increased $36.9 million and $104.5 million during the three and nine months ended September 30, 1996. Of such increases, $19.4 million and $57.6 million are due to the increased pooling participation. Excluding the effect of this change, the premiums earned from pooled business increased $8.6 million and $26.4 million for the three and nine months ended September 30, 1996 due to an increase in commercial lines business. The remaining increases of $8.9 million and $20.5 million are due to growth in Lake States', primarily from its expansion into the neighboring states of Indiana, Illinois and Wisconsin.

     Investment income increased $2.4 million and $7.2 million for the three and nine months ended September 30, 1996 resulting from an increase in invested assets. Such increase was primarily provided by a $117.8 million cash transfer received for various insurance liabilities assumed January 1, 1996 in connection with the increase in Harleysville Group's pool participation.

     Realized investment gains increased $0.2 million and $2.2
million for the three and nine months ended September 30, 1996 primarily resulting from sales of equity securities.

     Income before income taxes decreased $11.5 million for the three months ended September 30, 1996 primarily due to the impact of Hurricanes Fran and Bertha, partially offset by the higher investment income. The hurricanes both struck the North Carolina coast and resulted in losses of $13.0 million, or $8.5 million after-tax ($.61 per share). Harleysville Group's statutory combined ratio increased to 111.1% for the three months ended September 30, 1996 from 102.5% for the three months ended September 30, 1995. Of such increase, 8.2 points was due to the hurricanes.

     Income before income taxes decreased $21.6 million for the nine months ended September 30, 1996 primarily due to the impacts of the third quarter hurricanes and a blizzard and related storms that occurred in January 1996, partially offset by the higher

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                              (Continued)


investment income and realized gains. The blizzard and related January 1996 storms resulted in losses of $15.1 million, or $9.8 million after-tax ($.71 per share). Harleysville Group's statutory combined ratio increased to 109.1% for the nine months ended September 30, 1996 from 103.6% for the nine months ended September 30, 1995. Of the increase, 6.2 points was due to the aforementioned weather events.

     The income tax expense for the three and nine months ended September 30, 1996 includes the tax benefit of $2.2 million and $6.1 million, compared to $1.7 million and $5.2 million in the same prior year periods, associated with tax-exempt investment income.


Liquidity and Capital Resources

     Net cash provided by operating activities was $179.5 million and $59.1 million for the nine months ended September 30, 1996 and 1995. The increase primarily reflects the effect of the January 1, 1996 amendment to the pooling agreement with Mutual. A $117.8 million cash transfer was received by Harleysville Group related to the various liabilities assumed (loss and loss expense reserves of $94.0 million, net unearned premiums of $22.2 million and other liabilities of $1.6 million) in connection with such amendment.

     Net cash used by investing activities was $179.8 million and $55.3 million for the nine months ended September 30, 1996 and 1995. The increase is primarily due to the higher amount of cash provided by operating activities.

     Net cash used by financing activities was $3.2 million lower for the nine months ended September 30, 1996 primarily due to the prepayment of a $2.0 million capitalized lease obligation during the first nine months of 1995.

     Harleysville Group Inc. maintained $14.8 million of cash and marketable investments at the holding company level at September 30, 1996 which is available for general corporate business purposes including dividends, debt service, capital contributions to subsidiaries and acquisitions. The Company has no material commitments for capital expenditures as of September 30, 1996.

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



                                        HARLEYSVILLE GROUP INC.





Date:  November 13, 1996                  /s/BRUCE J. MAGEE
      ------------------             ---------------------------------
                                             Bruce J. Magee
                                       Senior Vice President and
                                        Chief Financial Officer
                                     (principal financial officer and
                                       principal accounting officer)