Form 10-K405
period 1996-12-31
HARLEYSVILLE GROUP INC
filed 1997-03-25
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C.  20549
                                             FORM 10-K

[X]                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996.

                                                OR

[ ]                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to
                               ------------------    -------------------

Commission file number 0-14697

                                      HARLEYSVILLE GROUP INC.
                      ------------------------------------------------------
                      (Exact name of registrant as specified in its charter)

         Delaware                                        51-0241172
-------------------------------                    --------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

   355 Maple Avenue, Harleysville, PA                           19438-2297
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (215) 256-5000

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

On March 12, 1997, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $198,328,731.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 14,202,394 shares of Common Stock outstanding on March 12, 1997.

                               DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's annual report to stockholders for the fiscal year ended December 31, 1996 are incorporated by reference in Parts I, II and IV of this report.

2. Portions of the Registrant's proxy statement relating to the annual meeting of stockholders to be held April 23, 1997 are incorporated by reference in Parts I and III of this report.

                             HARLEYSVILLE GROUP INC.
                             ANNUAL REPORT ON FORM 10-K
                                 DECEMBER 31, 1996

              PART I                                           PAGE
              ------                                           ----

ITEM    1.    BUSINESS                                            3
ITEM    2.    PROPERTIES                                         25
ITEM    3.    LEGAL PROCEEDINGS                                  25
ITEM    4.    SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                25

              PART II
              -------
ITEM    5.    MARKET FOR REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS                        28
ITEM    6.    SELECTED FINANCIAL DATA                            28
ITEM    7.    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS                                      28
ITEM    8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA        28
ITEM    9.    CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE                               28

              PART III
              --------
ITEM   10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
              REGISTRANT                                         29
ITEM   11.    EXECUTIVE COMPENSATION                             29
ITEM   12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT                              29
ITEM   13.    CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS                                       29

              PART IV
              -------
ITEM   14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K                            30

                                       PART I

ITEM 1.  BUSINESS.
-------  ---------

(a)  GENERAL DEVELOPMENT OF BUSINESS.

      Harleysville Group Inc. (the "Company") is a regional insurance holding company headquartered in Pennsylvania which engages, through its subsidiaries, in the property and casualty insurance business. As used herein, "Harleysville Group" refers to Harleysville Group Inc. and its subsidiaries. Harleysville Group is approximately 55% owned by Harleysville Mutual Insurance Company (the "Mutual Company").

      Harleysville Group and the Mutual Company operate together as a network of regional insurance companies that underwrite a broad line of personal and commercial coverages. These insurance coverages are marketed primarily in the eastern half of the United States through approximately 15,700 independent insurance agents associated with approximately 2,500 insurance agencies. Regional offices are maintained in Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia and Wisconsin. The Company's property and casualty insurance subsidiaries are: Great Oaks Insurance Company ("Great Oaks"), Harleysville-Atlantic Insurance Company ("Atlantic"), Harleysville Insurance Company of New Jersey ("HNJ"), Huron Insurance Company ("Huron"), Lake States Insurance Company ("Lake States"), Mid-America Insurance Company ("Mid-America"), New York Casualty Insurance Company ("New York Casualty") and Worcester Insurance Company ("Worcester").

      The Company is pursuing a strategy of building a national network of regional insurance companies. Management believes that the Company's regional organization permits each regional operation to benefit from economies of scale provided by centralized support while encouraging local marketing autonomy and managerial entrepreneurship. Services which directly involve the insured or the agent (i.e., underwriting, claims and marketing) generally are performed locally in accordance with Company-wide standards to promote high quality service, while actuarial, investment, legal, data processing and similar services are performed centrally. The Company's network of regional insurance companies has expanded significantly in the last fourteen years. In 1983, the Company acquired Worcester, a property and casualty insurer which has conducted business in New England since 1823. In 1984, HNJ was formed by the Company and began underwriting property and casualty insurance in New Jersey. In 1987, the Company acquired Atlantic, a property and casualty insurer which has conducted business in the southeastern United States since 1905. In 1991, the Company acquired Mid-America, (formerly named Connecticut Union Insurance Company) which conducted business in Connecticut, and New York Casualty, which conducts business in upstate New York. In 1993, the Company acquired Lake States, which primarily conducts business in Michigan. In 1994, the Company formed Great Oaks which began underwriting property and casualty insurance in Ohio.

      The Company's property and casualty subsidiaries participate in an intercompany pooling arrangement whereby these subsidiaries cede to the Mutual Company all of their net premiums written and assume from the Mutual Company a portion of the pooled business, which included all of the Mutual Company's property and casualty insurance business except for new and renewal Pennsylvania personal automobile insurance insured after January 1, 1991 by a subsidiary of the Mutual Company, Pennland Insurance Company ("Pennland") and new and renewal New Jersey personal automobile insurance insured after January 1, 1992 by another subsidiary of the Mutual Company, Harleysville-Garden State Insurance Company ("Garden State"). Beginning January 1, 1996, Harleysville Group's participation in the pooling arrangement increased from 60% to 65% and Pennland became a participant in the pooling arrangement. Beginning January 1, 1997, Harleysville Group's participation in the pooling arrangement increased from 65% to 70% and Lake States became a participant in the pooling arrangement. See "Business - Narrative Description of Business - Pooling Arrangement."

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

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

PROPERTY AND CASUALTY UNDERWRITING

      Harleysville Group and the Mutual Company together underwrite a broad line of personal and commercial property and casualty coverages, including automobile, homeowners, commercial multi-peril and workers compensation. The Mutual Company and the Company's insurance subsidiaries participate in an intercompany pooling arrangement under which such subsidiaries and the Mutual Company combine their property and casualty business. Garden State has not participated in the pooling arrangement. On January 1, 1996, Pennland began participation in the pooling arrangement and Harleysville Group's participation increased to 65%. Beginning January 1, 1997, Harleysville Group's participation in the pooling arrangement increased from 65% to 70% and Lake States became a participant in the pooling arrangement.

      Harleysville Group and the Mutual Company have a pooled rating of "A" (excellent) by A.M. Best Company, Inc. ("Best's") based upon

1996 statutory results and operating performance. Best's ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Management believes that the Best's rating is an important factor in marketing
Harleysville Group's products to its agents and customers.

      The following table sets forth the premiums earned, by line of insurance, for Harleysville Group for the periods indicated:


                          HARLEYSVILLE GROUP BUSINESS ONLY

                                              YEAR ENDED DECEMBER 31,
                                        ---------------------------------
                                         1996         1995         1994
                                       --------     ---------    ---------
                                                 (in thousands)
PREMIUMS EARNED
---------------
 Commercial:
  Automobile                           $103,445     $ 85,210     $ 81,052
  Workers compensation                  128,563      103,794       91,684
  Commercial multi-peril                123,393      100,375       90,303
  Other                                  28,394       24,767       23,021
                                       --------     --------     --------
     Total commercial                   383,795      314,146      286,060
                                       --------     --------     --------
 Personal:
  Automobile                            151,766       92,315       92,631
  Homeowners                             70,330       62,599       61,197
  Other                                   9,306        7,982        7,843
                                       --------     --------     --------
     Total personal                     231,402      162,896      161,671
                                       --------     --------     --------

Total Harleysville Group Business      $615,197     $477,042     $447,731
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

                       HARLEYSVILLE GROUP BUSINESS ONLY

                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------
                                           1996         1995         1994
                                          ------       ------       ------

GAAP combined ratio                       108.4%       104.0%       111.5%
                                          =====        =====        =====
Statutory operating ratios:
    Loss ratio                             76.1%        70.3%       77.9%
    Expense and dividend ratios            31.2%        33.1%       33.5%
                                          -----        -----       -----

    Statutory combined ratio              107.3%       103.4%      111.4%
                                          =====        =====       =====

Industry statutory combined
      ratio<F1>                           107.0%       106.5%      108.5%
                                          =====        =====       =====

---------------
[FN]
<F1> Source:  Best's Review, Property/Casualty Edition, January, 1997.


POOLING ARRANGEMENT

      The Company's property and casualty subsidiaries participate in an intercompany pooling arrangement with the Mutual Company.
The underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for all companies in the pool than they would experience individually and to reduce the risk of loss of any of the pool participants by spreading the risk among all the participants. Each company participating in the pool has at its disposal the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own capital and surplus. The additional capacity exists because such policy exposures are spread among all the pool participants which each have their own capital and surplus. Regulation is applied to the individual companies rather than to the pool.

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

                     CHRONOLOGY OF CHANGES IN POOLING AGREEMENT

               HARLEYSVILLE   MUTUAL
               GROUP          COMPANY
 DATE          PERCENTAGE     PERCENTAGE             EVENT
------        -----------     ----------          ---------

January 1, 1986     30%         70%     Current pooling agreement began with
                                        Huron and HNJ as participants with
                                        the Mutual Company.

July 1, 1987        35%         65%     Atlantic acquired and included in
                                        the pool.

January 1, 1989     50%         50%     Worcester included in the pool.

January 1, 1991     60%         40%     New York Casualty and Mid-America
                                        acquired and included in the pool
                                        and the Mutual Company formed Pennland
                                        (not a pool participant) to write
                                        Pennsylvania personal automobile
                                        personal automobile business.

January 1, 1996     65%         35%     Pennland included in the pool.

January 1, 1997     70%         30%     Lake States included in the pool.


      Effective as of January 1, 1992, Garden State began insuring new and renewal New Jersey personal automobile insurance policies that had been included in the pooling arrangement.

      When pool participation percentages increased as described above, cash and investments equal to the net increase in liabilities assumed less a ceding commission related to the net increase in the liability for unearned premiums, was transferred from the Mutual Company to Harleysville Group. See Note 2(a) of the Notes to Consolidated Financial Statements.

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

                                TOTAL POOLED BUSINESS

                                               YEAR ENDED DECEMBER 31,
                                        ---------------------------------
                                          1996          1995        1994
                                        --------     ---------    --------
                                               (dollars in thousands)

PREMIUMS WRITTEN
----------------
 Commercial:
  Automobile                            $146,987      $136,197    $122,807
  Workers compensation                   161,539       154,812     125,881
  Commercial multi-peril                 150,008       144,742     122,964
  Other                                   39,503        39,703      36,007
                                        --------      --------    --------
    Total commercial                     498,037       475,454     407,659
                                        --------      --------    --------

 Personal:
  Automobile                            178,166       113,440      110,900
  Homeowners                             93,513        93,141       88,864
  Other                                  14,405        13,751       13,088
                                       --------      --------     --------
    Total personal                      286,084       220,332      212,852
                                       --------      --------     --------

       Total pooled business           $784,121      $695,786     $620,511
                                       ========      ========     ========


COMBINED RATIOS<F1>
-----------------
 Commercial:
  Automobile                              106.8%        107.5%       105.2%
  Workers compensation                     92.2%         87.5%       110.6%
  Commercial multi-peril                  118.1%        111.3%       110.3%
  Other                                   108.2%        110.6%       109.7%
    Total commercial                      105.5%        102.4%       109.0%

 Personal:
  Automobile                              107.5%        112.2%       107.6%
  Homeowners                              132.2%        104.8%       140.2%
  Other                                   115.0%         88.6%       108.1%
    Total personal                        116.0%        107.7%       121.0%

       Total pooled business              109.4%        104.1%       113.2%

----------------
[FN]
<F1> See the definition of combined ratio in "Business-Property and
     Casualty Underwriting".

      The following table sets forth the net written premiums and statutory combined ratios by line of insurance for Lake States:


                              LAKE STATES

                                           YEAR ENDED DECEMBER 31,
                                      ---------------------------------

                                    1996            1995            1994
                                  --------        --------        --------
                                            (dollars in thousands)

PREMIUMS WRITTEN
----------------
 Commercial:
  Automobile                     $ 12,982         $ 8,024         $ 7,622
  Workers compensation             24,875          21,381          16,157
  Commercial multi-peril           31,510          21,799          18,744
  Other                             2,820           2,785           1,365
                                  -------         -------         -------
     Total commercial              72,187          53,989          43,888
                                  -------         -------         -------

 Personal:
  Automobile                       40,288          26,030          24,642
  Homeowners                       10,621           7,985           8,521
                                  -------         -------         -------
     Total personal                50,909          34,015          33,163
                                  -------         -------         -------

       Total Lake States         $123,096         $88,004         $77,051
                                 ========         =======         =======

COMBINED RATIOS<F1>
------------------
 Commercial:
  Automobile                         89.3%          145.4%          107.8%
  Workers compensation               74.8%           81.0%          100.9%
  Commercial multi-peri             116.4%          101.9%           95.6%
  Other                              93.4%           43.2%           52.1%
     Total commercial                95.7%           97.6%           97.0%

 Personal:
  Automobile                        108.6%          112.7%          105.5%
  Homeowners                        138.8%          102.4%          136.7%
     Total personal                 114.9%          110.1%          113.2%

       Total Lake States            103.6%          102.7%          104.0%


-------------------
[FN]
>F1> See the definition of combined ratio in "Business-Property and Casualty Underwriting".

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

                                TOTAL POOLED BUSINESS

                                              YEAR ENDED DECEMBER 31,
                                        ---------------------------------
                                         1996           1995         1994
                                      ---------      ---------    ---------
                                                   (in thousands)
Reserves for losses and loss
  settlement expenses,
  beginning of the year               $  900,336      $855,305     $825,028
                                      ----------      --------     --------

Adjustment to beginning of the
  year reserves for the addition
  of Pennland                             78,205
                                      ----------      --------     --------

Incurred losses and loss
  settlement expenses:
    Provision for insured events
      of the current year                642,448       483,560      497,983
    Decrease in provision for
      insured events of prior
      years                              (43,843)      (18,050)      (5,534)
                                      ----------      --------     --------

         Total incurred losses
          and loss settlement
          expenses                       598,605       465,510      492,449
                                      ----------      --------     --------

Payments:
    Losses and loss settlement
      expenses attributable to
      insured events of the
      current year                       270,026       173,544      207,094
    Losses and loss settlement
      expenses attributable to
      insured events of prior
      years                              273,744       246,935      255,078
                                      ----------      --------     --------

         Total payments                  543,770       420,479      462,172
                                      ----------      --------     --------

Reserves for losses and loss
  settlement expenses,
  end of the year                     $1,033,376      $900,336     $855,305
                                      ==========      ========     ========

      The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses from 1986 through 1996 for the pooled business of the Mutual Company and Harleysville Group. "Reserve for losses and loss settlement expenses" sets forth the estimated liability for unpaid losses and loss settlement expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss settlement expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported.

      The "Reserves reestimated" portion of the table shows the reestimated amount of the previously recorded liability based on experience of each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. For example, the 1990 liability has developed a deficiency after six years, in that reestimated losses and loss settlement expenses are expected to exceed the initial estimated liability established in 1990 of $676.5 million by $9.6 million, or 1.4%.

      The "Cumulative amount of reserves paid" portion of the table shows the cumulative losses and loss settlement expense payments made in succeeding years for losses incurred prior to the balance sheet date. For example, the 1990 column indicates that as of December 31, 1996, payments of $589.5 million of the currently reestimated ultimate liability for losses and loss settlement expenses had been made.

      The "Redundancy (deficiency)" portion of the table shows the cumulative redundancy or deficiency at December 31, 1996 of the reserve estimate shown on the top line of the corresponding column. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss settlement expenses or were reevaluated at less than the original reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss settlement expenses or were reevaluated at more than the originally reserved amount.

      The following table includes all 1996 pool participants as if they had participated in the pooling arrangement in all years indicated except for acquired pool participant companies, which are included from their date of acquisition. Under the terms of the pooling arrangement, Harleysville Group is not responsible for losses on the pooled business occurring prior to January 1, 1986.


                                                    TOTAL POOLED BUSINESS

                                                   YEAR ENDED DECEMBER 31,

        1986   1987   1988    1989    1990    1991    1992     1993     1994     1995     1996
        -----  -----  ------  ------  ------  ------  ------   ------   ------   ------   ------
                                                                   (dollars in thousands)

Reserve for
 losses
 and loss
 settlement
 expenses $353,516  $425,880  $517,426  $610,128  $676,526  $742,989  $784,514  $825,028  $855,305  $900,336  $1,033,376
Reserves
reestimated:
One year
 later     358,328   427,071   511,373   597,709   661,323   739,030   781,746   819,494   837,255   856,493
Two years
 later     366,771   432,361   504,888   598,263   668,740   738,557   778,064   802,213   817,330
Three years
 later     372,157   432,663   511,780   608,568   673,043   737,408   774,420   800,129
Four years
 later     374,450   440,321   519,856   612,455   676,021   736,458   776,687
Five years
 later     378,786   445,999   523,070   616,796   678,390   742,878
Six years
 later     383,821   446,496   526,611   620,632   686,076
Seven years
 later     384,853   449,784   531,760   627,462
Eight years
 later     386,563   453,424   538,774
Nine years
 later     390,453   459,312
Ten years
 later     395,568

Cumulative amount
 of reserves paid:
One year
 later     126,546   136,389   158,587   200,569   220,747   236,833   244,210   255,078   246,935  273,744
Two years
 later     194,751   217,675   263,792   326,313   363,109   383,358   402,394   403,601   406,944
Three years
 later     243,825   282,643   340,128   418,355   459,024   485,045   503,309   511,281
Four years
 later     277,970   327,264   396,185   475,044   524,757   550,456   572,656
Five years
 later     303,039   361,291   429,388   513,573   563,807   594,452
Six years
 later     323,030   379,006   451,548   537,609   589,477
Seven years
 later     333,233   391,742   465,664   552,083
Eight years
 later     340,892   400,736   476,104
Nine years
 later     346,700   408,464
Ten years
 later     352,713
Redundancy
 (defi-
  ciency)  (42,052)  (33,432)  (21,348)  (17,334)  (9,550)      111     7,826   24,899  37,975  43,843
Redundancy
 (deficiency)
 expressed
 as a percent
 of year end
 reserves    (11.9)%    (7.9)%    (4.1)%    (2.8)%  (1.4)%      0.0%      1.0%     3.0%    4.4%    4.9%
Cumulative
 redundancy
 (deficiency)
 excluding
 pre-1986 reserve
 development
 <F1>       (4,003)      541     6,164     3,255   8,335     13,961    18,800   34,846  46,261  48,588

<F1> Excludes years not included in pooling arrangement with Harleysville Group.


      Harleysville Group's reserves primarily are derived from those established for the total pooled business. The terms of the pooling agreement provide that Harleysville Group is responsible only for pooled losses incurred on or after the effective date, January 1, 1986. The GAAP loss reserve experience of Harleysville Group, as reflected in its financial statements, is shown in the following table which sets forth a reconciliation of beginning and ending net reserves for unpaid losses and loss settlement expenses for the years indicated for the business of Harleysville Group only.

                 HARLEYSVILLE GROUP BUSINESS ONLY

                                            YEAR ENDED DECEMBER 31,
                                       ---------------------------------
                                         1996        1995         1994
                                      ---------    ---------    ---------
                                                (in thousands)
Reserves for losses and loss
   settlement expenses,
   beginning of the year              $576,653     $535,452     $499,272
                                      --------     --------     --------

Incurred losses and loss
   settlement expenses:
      Provision for insured
        events of the current
        year                           503,489      346,383      352,085
      Decrease in provision
        for insured events of
        prior years                    (34,999)     (10,887)      (3,215)
                                      --------     --------     --------

           Total incurred losses
             and loss settlement
             expenses                  468,490      335,496      348,870
                                      --------     --------     --------

Payments:
      Losses and loss settlement
        expenses attributable to
        insured events of the
        current year                   220,669      129,446      151,133
      Losses and loss settlement
        expenses attributable to
        insured events of prior
        years                          199,740      164,849      161,557
      Adjustment to beginning of
        the year reserves resulting
        from the change in the pool
        participation percentage       (93,966)
                                      --------     --------     --------

           Total payments              326,443      294,295      312,690
                                      --------     --------     --------

Reserves for losses and loss
   settlement expenses, end
   of the year                        $718,700     $576,653     $535,452
                                      ========     ========     ========

      Harleysville Group recognized a decrease in the provision for insured events of prior years (favorable development) of $35.0, $10.9 and $3.2 million in 1996, 1995 and 1994, respectively. The favorable development in 1996 primarily related to lower than expected claim severity in the workers compensation and automobile lines of business. The 1995 and 1994 favorable development primarily related to lower than expected claim severity in workers compensation.

     The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses for Harleysville Group. The effect of changes to the pooling agreement participation is reflected in this table. For example, the January 1, 1989 increase in Harleysville Group's pooling participation from 35% to 50% is reflected in the first line of the 1989 column. Amounts of assets equal to increases in net liabilities was transferred to Harleysville Group from the Mutual Company in conjunction with each respective pooling change. The amount of the assets transferred has been netted against and has reduced the cumulative amounts paid for years prior to the pooling changes.
For example, the 1988 column of the "Cumulative amount of reserves paid" portion of the table reflects the assets transferred in conjunction with the 1989 increase in the pooling percentage from 35% to 50% as a decrease netted in the "one year later" line. The cumulative amounts paid are reflected in this manner to maintain comparability. This is because when Harleysville Group pays claims subsequent to the date of a pool participation increase, the amounts paid are greater, however, the prior year's reserve amounts are reflective of a lower pool participation percentage. By reflecting pooling participation increases in this manner, loss development is not obscured. Loss development reflects Harleysville Group's share of the total pooled business loss development since January 1, 1986 when Harleysville Group began participation, plus loss development of any subsidiary not participating in the pooling agreement.

     Loss development information for the total pooled business is presented on pages 11 to 13 to provide greater analysis of underlying claims development.

                                         HARLEYSVILLE GROUP BUSINESS
                                            YEAR ENDED DECEMBER 31,

          1986    1987     1988        1989      1990      1991      1992       1993      1994      1995      1996
          -----   ------   -------    -------    -------   ------    ------     ------    ------    ------    ------
                                            (dollars in thousands)

Reserve for
 losses
 and loss
 settlement
 expenses  $56,082  $117,058  $166,994  $259,522  $300,197  $406,619  $437,883  $499,272  $535,452  $576,653  $718,700
Reserve
 reestimated:
One year
 later      55,625   115,123   160,506   251,960   291,629   405,749   438,135   496,057   524,565   541,654
Two years
 later      56,318   114,307   155,911   249,871   294,354   404,849   435,005   483,635   507,090
Three years
 later      55,550   113,106   157,625   254,329   296,320   403,240   430,728   477,164
Four years
 later      55,345   115,280   160,746   256,045   297,187   400,579   429,125
Five years
 later      55,526   116,962   162,058   257,653   296,517   401,675
Six years
 later      56,822   116,644   163,186   257,828   298,436
Seven years
 later      56,825   117,620   164,149   259,184
Eight years
 later      56,854   117,678   165,625
Nine years
 later      57,062   118,422
Ten years
 later      57,304

Cumulative amount
 of reserves paid:
One year
 later      14,772    41,427    29,100    90,964    67,570   135,067   144,465   161,557   164,801   105,774
Two years
 later      26,925    51,032    72,381   126,668   145,954   219,233   234,991  254,840  219,225
Three years
 later      32,051    74,194    92,887   174,860   199,754   276,451   292,381  290,667
Four years
 later      39,801    84,111   119,488   205,124   235,650   312,539   314,848
Five years
 later      43,098    97,494   135,660   224,882   255,921   328,682
Six years
 later      48,059   104,373   145,701   236,145   265,062
Seven years
 later      50,431   108,827   151,012   239,937
Eight years
 later      51,877   111,065   153,221
Nine years
 later      52,203   112,231
Ten years
 later      52,720

Redundancy
 (defi-
  ciency)   (1,222)   (1,364)    1,369       338    1,761     4,944      8,758     22,108     28,313     34,999

Redundancy
 (deficiency)
 expressed as
 a percent of
 year end
 reserves     (2.2)%    (1.2)%     0.8%      0.1%     0.6%      1.2%       2.0%       4.4%       5.3%       6.1%

Gross reserve                                                        $486,608   $560,811   $603,088   $645,941   $796,820
Ceded reserve                                                          48,725     61,539     67,636     69,288     78,120
                                                                     --------   --------   --------   --------   --------
Net reserve                                                          $437,883   $499,272   $535,452   $576,653   $718,700
                                                                     ========   ========   ========   ========   ========

Gross re-estimated                                                   $478,198   $544,505   $578,239   $614,702
Ceded re-estimated                                                     49,073     67,341     71,149     73,048
                                                                     --------   --------   --------   --------
Net re-estimated                                                     $429,125   $477,164   $507,090   $541,654
                                                                     ========   ========   ========   ========


NOTE: The amount of cash and investments received equal to the increase in liabilities for unpaid losses and loss settlement expenses was $9,311,000, $35,582,000, $55,350,000, $93,966,000 and $28,318,000
      for the changes in pool participation in 1987, 1989, 1991, 1996 and 1997, respectively.

     REINSURANCE. Harleysville Group follows the customary industry practice of reinsuring a portion of its exposures and paying to the reinsurers a portion of the premiums received on all policies. Insurance is ceded principally to reduce the net liability on individual risks and to protect against catastrophic losses. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, although it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. Therefore, a ceding company is subject to credit risk with respect to its reinsurers.

     The reinsurance described below is maintained for the Company's subsidiaries and the Mutual Company and its wholly-owned subsidiaries. Reinsurance premiums and recoveries are allocated to participants in the pooling agreement according to pooling percentages.

     Reinsurance for property and auto physical damage losses is currently maintained under a per risk excess of loss treaty affording recovery to $4,250,000, above a retention of $750,000. Harleysville Group's 1997 pooling share of such recovery would be $2,975,000 above a retention of $525,000. In addition, the Company's subsidiaries and the Mutual Company and its wholly-owned subsidiaries are reinsured under a catastrophe reinsurance treaty effective for one year from July 1, 1996 which provides coverage for 85% of up to $127 million in excess of a retention of $20 million for any given catastrophe. Harleysville Group's 1997 pooling share of this coverage would be 85% of up to $89 million in excess of a retention of $14 million for any given catastrophe. Pursuant to the terms of the treaty, the maximum recovery would be $108 million for any catastrophe involving an insured loss equal to or greater than $147 million. Harleysville Group's 1997 pooling share of this maximum recovery would be $76 million for any catastrophe involving an insured loss of $103 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring.
Harleysville Group has not purchased funded catastrophe covers.

     Casualty reinsurance (including liability and workers compensation) is currently maintained under an excess of loss treaty affording recovery to $19,000,000 above a retention of $1,000,000 each loss occurrence. Harleysville Group's 1997 pooling share of such recovery would be $13,300,000 above a retention of $700,000. In addition, there is reinsurance to protect Harleysville Group from large workers compensation losses. For umbrella liability coverages, reinsurance protection up to $4,000,000 is provided over a retention of $1,000,000.
Harleysville Group's 1997 pooling share would provide for recovery of $2,800,000 over a retention of $700,000.

     Effective January 1, 1997, Harleysville Group entered into a reinsurance agreement with Mutual whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $15,750,000 in excess of $1,750,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes.

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

INVESTMENTS

     An important element of the financial results of Harleysville Group is the return on invested assets. An investment objective of Harleysville Group is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. An objective also is to provide adequate funds to pay claims without forced sales of investments. From 1994 to 1996, Harleysville Group invested $52 million in equity securities with the objective of capital appreciation and expects to gradually increase this investment to $70 million during 1997. At December 31, 1996, the investment portfolio did not contain any securities that were rated at less than investment grade, and it did not contain any real estate or mortgage loans.

     Harleysville Group has adopted and follows an investment philosophy which precludes the purchase of non-investment grade securities. However, due to uncertainties in the economic environment, it is possible that the quality of investments held in Harleysville Group's portfolio may change.

     The following table shows the composition of Harleysville
Group's fixed maturity investment portfolio at amortized cost, excluding short-term investments, by rating as of December 31, 1996:

                                          DECEMBER 31, 1996
                                       ----------------------
                                         Amount        Percent
                                       ----------      -------
                                        (dollars in thousands)
RATING<F1>
---------

U.S. Treasury and
 U.S. agency bonds<F2>                 $  232,029        19.8%
Aaa                                       310,114        26.5
Aa                                        358,503        30.6
A                                         263,629        22.5
Baa                                         7,153         0.6
                                       ----------       -----

      Total                            $1,171,428       100.0%
                                       ==========       =====

-----------------
[FN]
<F1>   Ratings assigned by Moody's Investors Services, Inc.
<F2>   Includes GNMA pass-through obligations and collateralized
       mortgage obligations.


      Harleysville Group invests in both taxable and tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds made up approximately 45%, 37% and 42% of the total investment portfolio at December 31, 1996, 1995 and 1994, respectively.

      The following table shows the composition of Harleysville
Group's investment portfolio at carrying value, excluding short-term investments, by type of security as of December 31, 1996:

                                                DECEMBER 31, 1996
                                            -----------------------
                                              Amount        Percent
                                            ----------      -------
                                             (dollars in thousands)

Fixed maturities:
 U.S. Treasury obligations                  $   44,794         3.5%
 U.S. agency obligations                        65,492         5.2
 GNMA pass-through obligations                   2,224         0.2
 Collateralized mortgage obligations           125,660        10.0
 Obligations of states and political
    subdivisions                               562,378        44.8
 Corporate securities                          385,624        30.7
                                            ----------       -----

      Total fixed maturities                 1,186,172        94.4
                                            ----------       -----

Equity securities                               69,932         5.6
                                            ----------       -----

      Total                                 $1,256,104       100.0%
                                            ==========       =====

      Investment results of Harleysville Group's fixed maturity investment portfolio for the three years ended December 31, 1996 are shown in the following table:

                                          YEAR ENDED DECEMBER 31,
                                     ---------------------------------
                                     1996            1995           1994
                                   ---------      ---------      ---------
                                               (dollars in thousands)

  Invested assets<F1>              $1,133,640      $960,114       $917,368
  Investment income<F2>            $   75,204      $ 67,428       $ 63,293
  Average yield                           6.6%          7.0%           6.9%


-----------------
[FN]
<F1>  Average of the aggregate invested amounts at amortized cost at the beginning and end of the period, adjusted for the 1996 pooling agreement amendment.
<F2>  Investment income does not include investment expenses, realized investment gains or losses or provision for income taxes.

      The following table indicates the composition of Harleysville Group's fixed maturity investment portfolio at carrying value, excluding short-term investments, by time to maturity as of December 31, 1996:


                                                    DECEMBER 31, 1996
                                                  ---------------------
                                                  AMOUNT       PERCENT
                                                 --------      -------
                                                  (dollars in thousands)
             DUE IN<F1>
             ----------

1 year or less                                  $   39,385         3.3%
Over 1 year through 5 years                        228,437        19.3
Over 5 years through 10 years                      368,723        31.1
Over 10 years                                      421,743        35.5
                                                ----------       -----
                                                 1,058,288        89.2

Mortgage-backed securities                         127,884        10.8
                                                ----------       -----

     Total                                      $1,186,172       100.0%
                                                ==========       =====

------------------
[FN]
<F1>   Based on stated maturity dates with no prepayment
       assumptions. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The average life of Harleysville Group's investment portfolio as of December 31, 1996 was approximately 7 years.

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

      All of the states in which Harleysville Group and the Mutual Company do business have guaranty fund laws under which insurers doing business in such states can be assessed up to 2% of annual written premiums earned by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder and third party claims against insolvent insurers. Since the likelihood and amount of any particular assessment cannot be determined until an insolvency has occurred, potential liabilities for assessments are not reflected in the reserves of insurers. During the five years ended December 31, 1996, the amount of such insolvency assessments paid by Harleysville Group and the Mutual Company was not material.

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

      The Company's insurance subsidiaries are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to the Company without the prior approval of the respective state regulatory authorities.
Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary's statutory surplus as of a certain date, or adjusted net income of the
subsidiary, for the preceding year.   Applying current regulatory
restrictions as of December 31, 1996, the Company's insurance subsidiaries would have been able to pay, without prior regulatory approval, approximately $32.1 million in dividends to the Company. The Company's insurance subsidiaries have not paid any dividends to Harleysville Group Inc. in 1996, 1995 or 1994.

      The National Association of Insurance Commissioners has adopted risk-based capital (RBC) standards that require insurance companies to calculate and report statutory capital and surplus needs based on a formula measuring underwriting, investment and other business risks inherent in an individual company's operations. These RBC standards have not affected the operations of Harleysville Group since each of the Company's insurance subsidiaries have statutory capital and surplus in excess of RBC requirements.

      Harleysville Group is required to file financial statements for its subsidiaries, prepared by using statutory accounting practices, with state regulatory authorities. SAP differs from GAAP primarily in the recognition of revenue and expense. The adjustments necessary to reconcile net income and shareholders' equity determined by using SAP to net income and shareholders' equity determined in accordance with GAAP are as follows:


                          NET INCOME                    SHAREHOLDERS' EQUITY
                    YEAR ENDED DECEMBER 31,                 DECEMBER 31,
                  --------------------------            --------------------
                   1996        1995        1994           1996         1995
                 --------    --------    --------      ---------    ---------
                                           (in thousands)
SAP amounts      $15,332     $36,063     $16,674       $326,455     $303,675
Adjustments:
 Deferred
  policy
  acquisition
  costs            9,670       6,619         143         68,779       59,109
 Deferred
  income
  taxes            7,118        (502)      5,647         32,086       23,875
 Unrealized
  investment
  gains                                                  14,532       27,834
 Other, net       (3,505)       (608)     (4,579)         7,735        8,322
Holding
 company<F1>          65        (241)        569        (79,342)     (77,806)
                 -------     -------     -------       --------     --------

GAAP amounts     $28,680     $41,331     $18,454       $370,245     $345,009
                 =======     =======     =======       ========     ========

[FN]
<F1>   Represents the GAAP income and equity amounts for
       Harleysville Group Inc., excluding the earnings of and investment in subsidiaries.


RELATIONSHIP WITH THE MUTUAL COMPANY

      Harleysville Group's operations are interrelated with the operations of the Mutual Company due to the pooling arrangement and other factors. The Mutual Company owns approximately 55% of Harleysville Group. Harleysville Group employees provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. The cost of facilities and employees required to conduct the business of both companies is charged on a cost-allocated basis. Harleysville Group also manages the operations of the Mutual Company and its wholly owned subsidiaries pursuant to a management agreement which commenced January 1, 1993 under which Harleysville Group receives a management fee. Harleysville Group also manages the operations of Berkshire Mutual Insurance Company, a small property and casualty insurance company, pursuant to a management services agreement. Harleysville Group received $6.6 million, $6.9 million and $6.6 million for the years ended December 31, 1996, and 1995 and 1994, respectively, for all such management services.

      All of the Company's officers are officers of the Mutual Company, and six of the Company's nine directors are directors of the Mutual Company. A coordinating committee exists to review and evaluate the pooling agreement and is responsible for matters involving actual or potential conflicts of interest between the two companies. The decisions of the coordinating committee are binding on the two companies. No intercompany transaction can be authorized by the coordinating committee unless the Company's committee members conclude that such transaction is fair and equitable to Harleysville Group. The coordinating committee consists of seven non-employee directors, three from Harleysville Group Inc. and three from the Mutual Company all of whom are not members of both Boards and one, the Chairman, who is a member of both Boards. For information concerning the members of the coordinating committee, see "The Board of Directors and its Committees" section on pages 6 to 8 of the Company's proxy statement relating to the annual meeting of the stockholders to be held April 23, 1997 which is incorporated by reference in this Form 10-K Report.

      The Mutual Company leases the home office from Harleysville Group with which it shares most of the facility. Rental income under the lease was $2,754,000, $2,750,000 and $2,668,000 for 1996,
1995 and 1994, respectively. Harleysville Group believes that the lease terms are no less favorable to it than if the property were leased to a non-affiliate.

        In connection with the acquisition of Mid-America and New York Casualty, the Company borrowed approximately $18.5 million from the Mutual Company. See Note 7 of the Notes to Consolidated Financial Statements. For additional information with respect to transactions with the Mutual Company, see Note 2 of the Notes to Consolidated Financial Statements.

EMPLOYEES

      All employees are paid by Harleysville Group and, accordingly, are considered to be employees of Harleysville Group. As of December 31, 1996, there were 2,514 employees. They provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. See "Business-Relationship with the Mutual Company" and Note 2(c) of the Notes to Consolidated Financial Statements.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------- ----------------------------------------------------

      No matter was submitted during the fourth quarter of 1996 to a vote of holders of the Company's Common Stock.

EXECUTIVE OFFICERS OF THE COMPANY

      All of the persons listed below are executive officers of Harleysville Group or its affiliates. There are no family relationships between any of the Company's executive officers and directors, and there are no arrangements or understandings between any of these officers and any other person pursuant to which the officer was selected as an officer.

         Name                 Age                  Position
---------------------         ---       ----------------------------------
Walter R. Bateman, II          49       President, Chief Executive Officer
                                           and Director
Thomas E. Roden                61       Executive Vice President
Roger A. Brown                 48       Senior Vice President, Secretary
                                           and General Counsel
Mark R. Cummins                40       Senior Vice President, Chief
                                           Investment Officer and Treasurer
Bruce J. Magee                 42       Senior Vice President and
                                           Chief Financial Officer
Spencer M. Roman               48       Senior Vice President
Robert G. Whitlock, Jr.        40       Senior Vice President and Chief
                                           Actuary
Roger J. Beekley               54       Vice President and Controller


      Walter R. Bateman, II has been Chief Executive Officer since January 1, 1994 and has been President, Chief Operating Officer and Director of Harleysville Group and the Mutual Company since 1992.

      Thomas E. Roden is Executive Vice President of Harleysville
Group and the Mutual Company. He is in charge of field and subsidiary operations for both companies and was previously in charge of underwriting for both companies since 1983.

      Roger A. Brown has been Senior Vice President, Secretary and General Counsel of Harleysville Group and the Mutual Company since April 1995. He was Assistant General Counsel from 1986 until assuming his present position.

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

                                       PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
------- ----------------------------------------------------
STOCKHOLDER MATTERS.
-------------------
      The "Market for Common Stock and Related Security Holder Matters" section from the Company's annual report to stockholders for the year ended December 31, 1996, which is included as Exhibit
(13)(D) to this Form 10-K Report, is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA.
------- ------------------------
      The "Selected Consolidated Financial Data" section from the
Company's annual report to stockholders for the year ended December 31, 1996, which is included as Exhibit (13)(A) to this Form 10-K
Report, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------- -----------------------------------------------------------
AND RESULTS OF OPERATIONS.
--------------------------
      The "Management's Discussion and Analysis of Results of Operations and Financial Condition" section from the Company's annual report to stockholders for the year ended December 31, 1996, which is included as Exhibit (13)(B) to this Form 10-K Report, is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------- --------------------------------------------
      The consolidated financial statements from the Company's annual report to stockholders for the year ended December 31, 1996, which is included as Exhibit (13)(C) to this Form 10-K Report, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------- -----------------------------------------------------------
AND FINANCIAL DISCLOSURE.
--------------------------
      None.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------- ---------------------------------------------------
      The "Election of Directors" section, which provides information regarding the Company's directors, on pages 3 to 5 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 23, 1997, is incorporated herein by reference.

      The information concerning executive officers called for by
Item 10 of Form 10-K is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.
-------- -----------------------
      The "Executive Compensation and Other Information" section on pages 9 to 15 and the "Compensation of Directors" section on pages 6 to 7 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 23, 1997, are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------- ---------------------------------------------------
MANAGEMENT.
----------
      The "Beneficial Ownership of Common Stock" section on pages 2 to 3 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 23, 1997, are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------- -----------------------------------------------
      The "Certain Transactions" section on pages 25 to 26 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 23, 1997, is incorporated herein by reference.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-------- ------------------------------------------------------
 FORM 8-K.
----------
(a)   (1)  The following consolidated financial statements are filed as a part of this report:

      Consolidated Financial Statements                           Page
                                                                 ------
         Consolidated Balance Sheets as of
           December 31, 1996 and 1995                              25*
         Consolidated Statements of Income for
           Each of the Years in the Three-year
           Period Ended December 31, 1996                          26*
         Consolidated Statements of Stockholders'
           Equity for Each of the Years in the Three-
           year Period Ended December 31, 1996                     27*
         Consolidated Statements of Cash Flows
           for Each of the Years in the Three-year
           Period Ended December 31, 1996                          28*
         Notes to Consolidated Financial Statements                29*
      Independent Auditors' Report                                 41*

      (2) The following consolidated financial statement schedules for the years 1996, 1995 and 1994 are submitted herewith:

      Financial Statement Schedules
         Schedule I.    Summary of Investments - Other
                        Than Investments in Related
                        Parties                                    37
         Schedule II.   Condensed Financial Information
                        of Parent Company                          38
         Schedule III.  Supplementary Insurance
                        Information                                41
         Schedule IV.   Reinsurance                                42
         Schedule VI.   Supplemental Insurance Information
                        Concerning Property and Casualty
                        Subsidiaries                               43
      Independent Auditors' Consent and Report on Schedules
        (filed as Exhibit 23)

      All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.


--------------------
      *Refers to the respective page of Harleysville Group Inc.'s 1996 Annual Report to Stockholders. The Consolidated Financial Statements and Independent Auditors' Report, which are included as Exhibit (13)(C), are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

      (3)  Exhibits

 EXHIBIT
   NO.                  DESCRIPTION OF EXHIBITS
--------    -----------------------------------------------

 ( 3)(A) Amended and restated Certificate of Incor-poration of Registrant - incorporated herein by reference to Exhibit (4)(A) to the Registrant's Form S-8 Registration Statement
            No. 333-03127 filed May 3, 1996.

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

 EXHIBIT
   NO.                  DESCRIPTION OF EXHIBITS
--------    -----------------------------------------------

*(10)(F)    Harleysville Mutual Insurance Company/
            Harleysville Group Inc. Senior Management
            Incentive Bonus Plan As Amended and Restated
            November 20, 1996.

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

 (10)(0)    Amendment, effective January 1, 1996 to the
            Proportional Reinsurance Agreement effective
            January 1, 1986 among Harleysville Mutual
            Insurance Company, Huron Insurance Company,
            Harleysville Insurance Company of New Jersey,
            Harleysville-Atlantic Insurance Company,
            Worcester Insurance Company, Connecticut Union
            Insurance Company, New York Casualty Insurance
            Company, Great Oaks Insurance Company and
            Pennland Insurance Company - incorporated herein by reference to Exhibit (10)(O) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 EXHIBIT
   NO.                  DESCRIPTION OF EXHIBITS
--------    -----------------------------------------------

 (10)(P)    Amendment, effective January 1, 1997 to the
            Proportional Reinsurance Agreement effective
            January 1, 1986 among Harleysville Mutual
            Insurance Company, Huron Insurance Company,
            Harleysville Insurance Company of New Jersey,
            Harleysville-Atlantic Insurance Company,
            Worcester Insurance Company, Mid-America
            Insurance Company, New York Casualty Insurance
            Company, Great Oaks Insurance Company, Pennland
            Insurance Company and Lake States Insurance
            Company.

*(10)(Q) Long-Term Incentive Plan for senior officers of Harleysville Mutual Insurance Company and
            Registrant - incorporated herein by reference to Exhibit 10(V) to the Registrant's Annual
            Report on Form 10-K for the year ended December
            31, 1988.

 (10)(R) Lease effective January 1, 1995 between Harleys-ville, Ltd. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit (10)(R) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

*(10)(S)    1990 Directors' Stock Option Program of
            Registrant - incorporated herein by reference to Exhibit (10)(R) to the Registrant's Annual
            Report on Form 10-K for the year ended December
            31, 1990.

*(10)(T)    1995 Directors' Stock Option Program of
            Registrant - incorporated herein by reference to Exhibit (10)(S) to the Registrant's Annual
            Report on Form 10-K for the year ended December
            31, 1993.

 (10)(U) Loan Agreement dated as of March 19, 1991 by and between Harleysville Group Inc. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit
            10.5 to the Registrant's Form S-3 Registration
            Statement No. 33-41845 filed September 17,
            1991.

 EXHIBIT
   NO.                   DESCRIPTION OF EXHIBITS
--------     -------------------------------------------------

 (10)(V)     Form of Management Agreements dated January 1,
             1994 between Harleysville Group Inc. and
             Harleysville Mutual Insurance Company,
             Harleysville-Garden State Insurance Company,
             Pennland Insurance Company, Berkshire Mutual
             Insurance Company and Harleysville Life
             Insurance Company - incorporated herein by reference to Exhibit (10)(U) to the Registrant's Annual Statement on Form 10-K for the year ended December 31, 1993.

 (10)(W) Form of Salary Allocation Agreements dated January 1, 1993 between Harleysville Group Inc. and Harleysville Mutual Insurance Company, Harleysville-Garden State Insurance Company, Pennland Insurance Company, Berkshire Mutual Insurance Company and Harleysville Life Insurance Company - incorporated herein by reference to Exhibit (10)(U) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 (10)(X) Equipment and Supplies Allocation Agreement dated January 1, 1993 between Harleysville Mutual Insurance Company and Harleysville Group Inc. - incorporated herein by reference to Exhibit (10)(V) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

*(10)(Y) 1992 Incentive Stock Option Plan for Employees Amended and Restated August 26, 1992 - incorporated herein by reference to Exhibit
             (10)(W) to the Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1992.

*(10)(Z)     Harleysville Group Inc. Supplemental Pension
             Plan dated May 25, 1994 - incorporated herein by reference to Exhibit (10)(AA) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

*(10)(AA)    1996 Directors' Stock Purchase Plan of
             Registrant - incorporated herein by reference to Exhibit (4)(C) to the Registrant's From S-8
             Registration Statement No. 333-03127 filed May
             3, 1996.

*(10)(AB)    Directors Equity Award Program of Registrant -
             incorporated herein by reference to Exhibit
             (4)(C) to the Registrant's Form S-8
             Registration Statement No. 333-09701 filed
             August 7, 1996.

 EXHIBIT
   NO.                  DESCRIPTION OF EXHIBITS
--------    -----------------------------------------------

 (13)(A)    Selected Consolidated Financial Data from the
            Company's 1996 annual report to stockholders.

 (13)(B) Management's Discussion and Analysis of Results of Operations and Financial Condition from the Company's 1996 annual report to stockholders.

 (13)(C) Consolidated financial statements from the Company's 1996 annual report to stockholders.

 (13)(D)    Market for Common Stock and Related Security
            Holder Matters from the Company's 1996 annual report to stockholders.

 (21)       Subsidiaries of Registrant.

 (23)       Independent Auditors' Consent and Report on
            Schedules.

 (27)       Financial Data Schedule

 (28)       Statement re Registrant.

P(28)(A) Schedule P, of the 1996 statutory annual statement, for the total pooled business of Harleysville Mutual Insurance Company and the pool participant property and casualty insur-ance subsidiaries of Harleysville Group Inc.

P(28)(B) Schedule P, of the 1996 statutory annual statement of Lake States Insurance Company.

 (99)       Form 11-K Annual Report for the Harleysville
            Group Inc. Employee Stock Purchase Plan for the year ended December 31, 1996.




---------------
* Management contract or compensatory plan, contract or arrangement filed pursuant to Item 14(c) of this report.
P - Filed in paper format pursuant to Rule 311, paragraph (c).

(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                 HARLEYSVILLE GROUP
                        SCHEDULE I - SUMMARY OF INVESTMENTS -
                      OTHER THAN INVESTMENTS IN RELATED PARTIES
                                  DECEMBER 31, 1996
                                   (in thousands)

                                                                  AMOUNT
                                                                 AT WHICH
                                                                 SHOWN IN
                                                               THE BALANCE
   TYPE OF INVESTMENT              COST           VALUE           SHEET
-------------------------       ----------      ----------     -----------

Fixed maturities:

  United States
    government and
    government agencies
    and authorities            $  108,623      $  110,732       $  110,286

  States, municipalities
    and political
    subdivisions                  552,027         574,226          562,378

  Mortgage-backed
    securities                    125,473         127,884          127,884

  All other corporate
    bonds                         385,305         392,121          385,624
                               ----------      ----------       ----------

    Total fixed
      maturities                1,171,428       1,204,963        1,186,172
                               ----------      ----------       ----------

Equity securities:

  Common stocks
    Banks, trust and
     insurance companies            9,084          11,792           11,792
    Industrial,
     miscellaneous and
     all other                     46,389          58,140           58,140
                               ----------      ----------       ----------

    Total equities                 55,473          69,932           69,932
                               ----------      ----------       ----------

Short-term
  investments                      35,175                           35,175
                               ----------                       ----------

     Total investments         $1,262,076                       $1,291,279
                               ==========                       ==========

                                HARLEYSVILLE GROUP INC.
            SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                               CONDENSED BALANCE SHEETS
                           (in thousands, except share data)

                                                      DECEMBER 31,
                                               ------------------------
                                                 1996             1995
                                               ---------        ---------

                        ASSETS

Cash                                                            $    525
Short-term investments                          $  1,440           1,860
Fixed maturities:
  Available for sale, at fair
   value (cost $10,811 and $12,299)               10,989          12,780
Investments in common
  stock of subsidiaries
  (equity method)                                449,586         422,815
Accrued investment income                            119             165
Due from affiliate                                 2,880           3,109
Other assets                                       4,370           3,128
                                                --------        --------

 Total assets                                   $469,384        $444,382
                                                ========        ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                            $ 93,500        $ 93,500
Accounts payable and
  accrued expenses                                 5,187           4,419
Federal income taxes payable                         452           1,454
                                                --------        --------

  Total liabilities                               99,139          99,373
                                                --------        --------

Shareholders' equity:
  Preferred stock, $1 par value;
   authorized 1,000,000 shares,
   none issued
  Common stock, $1 par value;
   authorized 80,000,000 shares;
   shares issued and outstanding
   1996, 14,139,862 and 1995, 13,718,086          14,140          13,718
  Additional paid-in capital                     121,033         111,519
  Net unrealized investment gains,
   net of deferred income taxes                   18,982          21,207
  Retained earnings                              216,090         198,565
                                                --------        --------

  Total shareholders' equity                     370,245         345,009
                                                --------        --------

  Total liabilities and
   shareholders' equity                         $469,384        $444,382
                                                ========        ========

                                HARLEYSVILLE GROUP INC.
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                           CONDENSED STATEMENTS OF INCOME
                                   (in thousands)

                                             YEAR ENDED DECEMBER 31,
                                      --------------------------------
                                       1996          1995          1994
                                     --------      --------      --------

Revenues                              $ 7,603       $ 7,528       $ 8,491
Expenses:
  Interest                              6,378         6,526         6,143
  Expenses other than interest          1,116         1,386         1,472
                                      -------       -------       -------

                                          109          (384)          876
Income tax expense (benefit)               44          (143)          307
                                      -------       -------       -------

Income (loss) before equity in
  undistributed net income of
  subsidiaries                             65          (241)          569

Equity in undistributed income
  of subsidiaries                      28,615        41,572        17,885
                                      -------       -------       -------

Net income                            $28,680       $41,331       $18,454
                                      =======       =======       =======

                               HARLEYSVILLE GROUP INC.
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                         CONDENSED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                YEAR ENDED DECEMBER 31,
                                         ---------------------------------
                                           1996        1995           1994
                                        ---------    ---------      ---------
Cash flows from operating
  activities:
  Net income                             $ 28,680     $ 41,331      $ 18,454
  Adjustments to reconcile
   net income to net cash
   provided (used) by operating
   activities:
     Equity in undistributed
       earnings of subsidiaries           (28,615)     (41,572)      (17,885)
     Decrease in accrued
       investment income                       46          168            88
     Increase (decrease) in
       accrued income taxes                  (896)        (883)        1,260
     (Gain) loss on sale of
       investments                                         667           (70)
     Other, net                              (464)        (737)       (1,236)
                                         --------     --------      --------
       Net cash provided (used)
         by operating activities           (1,249)      (1,026)          611
                                         --------     --------      --------

Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                                           (5,964)         (499)
    Sales                                   1,500       15,616         7,937

  Net sales (purchases) or
    maturities of short-term
    investments                               420       (1,396)          (70)
  Contributions to subsidiaries                         (5,000)       (6,000)
                                         --------     --------      --------
       Net cash provided by
        investing activities                1,920        3,256         1,368
                                         --------     --------      --------

Cash flows from financing activities:
  Issuance of common stock                  9,936        8,022         6,712
  Dividends from subsidiaries                  23           24            24
  Dividends paid                          (11,155)      (9,751)       (8,715)
                                         --------     --------      --------
       Net cash used by
         financing activities              (1,196)      (1,705)       (1,979)
                                         --------     --------      --------

  Change in cash                             (525)         525          -

    Cash at beginning of year                 525         -             -
                                         --------     --------      --------

    Cash at end of year                  $   -        $    525      $   -
                                         ========     ========      ========


                                    HARLEYSVILLE GROUP
                    SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                       YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                      (in thousands)

                         LIABILITY
                         FOR UNPAID                                                   AMORTIZATION
           DEFERRED      LOSSES AND                                      LOSSES       OF DEFERRED
           POLICY        LOSS                               NET          AND LOSS     POLICY        OTHER
           ACQUISITION   SETTLEMENT   UNEARNED   EARNED     INVESTMENT   SETTLEMENT   ACQUISITION   UNDERWRITING   PREMIUMS
           COSTS         EXPENSES     PREMIUMS   PREMIUMS   INCOME       EXPENSES     COSTS         EXPENSES       WRITTEN
           -----------   ----------   --------   --------   ----------   ----------   -----------   ------------   --------

Year Ended:

December 31,
 1996       $68,779      $796,820     $281,366   $615,197   $78,008      $468,490     $154,320      $43,965        $660,743
            =======      ========     ========   ========   =======      ========     ========      =======        ========


December 31,
 1995       $59,109      $645,941     $238,710   $477,042   $68,445      $335,496     $123,019      $37,764        $505,478
            =======      ========     ========   ========   =======      ========     ========      =======        ========


December 31,
  1994      $52,490      $603,088     $209,570   $447,731   $64,366      $348,870     $116,398      $33,909        $449,357
            =======      ========     ========   ========   =======      ========     ========      =======        ========


                                    HARLEYSVILLE GROUP
                                 SCHEDULE IV - REINSURANCE
                       YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                      (in thousands)

                                             ASSUMED               PERCENTAGE
                                CEDED         FROM                 OF AMOUNT
                    GROSS      TO OTHER      OTHER         NET      ASSUMED
                   AMOUNT     COMPANIES    COMPANIES     AMOUNT     TO NET
                  --------    ---------    ---------    --------   ----------
Year ended
 December 31, 1996
 Property and
 casualty
 premiums         $493,755    $422,163     $543,605     $615,197      88.4%
                  ========    ========     ========     ========     ======

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

                                    HARLEYSVILLE GROUP
                SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
                            PROPERTY AND CASUALTY SUBSIDIARIES
                       YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                      (in thousands)

                                         LOSSES AND LOSS
                                      SETTLEMENT EXPENSES
             LIABILITY                (BENEFITS) INCURRED
             FOR UNPAID   DISCOUNT,          RELATED TO
             LOSSES AND    IF ANY      -------------------      PAID LOSSES
                LOSS      DEDUCTED                                AND LOSS
             SETTLEMENT     FROM        CURRENT      PRIOR      SETTLEMENT
              EXPENSES    RESERVES       YEAR        YEARS       EXPENSES
             ----------   --------     --------     -------     -----------

Year ended:

 December 31,
   1996        $796,820     $9,185      $503,489     $(34,999)     $326,443
               ========     ======      ========     ========      ========

 December 31,
   1995        $645,941     $5,271      $346,383     $(10,887)     $294,295
               ========     ======      ========     ========      ========

 December 31,
   1994        $603,088     $5,464      $352,085     $ (3,215)     $312,690
               ========     ======      ========     ========      ========




Notes:  (1)  The amount of discount relates to certain long-term disability workers' compensation cases. A discount rate of 3.5% (5% on New Jersey cases) was used.

        (2) Information required by remaining columns is contained in Schedule III.

                                         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HARLEYSVILLE GROUP INC.


Date:  March 24, 1997                      By:    /s/WALTER R. BATEMAN
                                           --------------------------------
                                                     Walter R. Bateman
                                                       President and
                                                  Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


       SIGNATURE                       TITLE                    DATE
-----------------------      -------------------------      -------------

                                Chairman of the Board
/s/BRADFORD W. MITCHELL            and a Director           March 24, 1997
-----------------------
   Bradford W. Mitchell


                                     President,
                               Chief Executive Officer
/s/WALTER R. BATEMAN              and a Director            March 24, 1997
----------------------
   Walter R. Bateman



                                Senior Vice President
                                 and Chief Financial
                            Officer (principal financial
                               officer and principal
 /s/BRUCE J. MAGEE               accounting officer)       March 24, 1997
----------------------
    Bruce J. Magee

                                       SIGNATURES
                                       (Continued)


       SIGNATURE                        TITLE                     DATE
-----------------------       -------------------------      --------------


 /s/LOWELL R. BECK                    Director               March 24, 1997
----------------------
    Lowell R. Beck



/s/MICHAEL L. BROWNE                  Director               March 24, 1997
----------------------
   Michael L. Browne



/s/ROBERT D. BUZZELL                  Director               March 24, 1997
----------------------
   Robert D. Buzzell



/s/GERARD G. JOHNSON                  Director               March 24, 1997
----------------------
   Gerard G. Johnson



 /s/H. BRYCE JORDAN                   Director               March 24, 1997
----------------------
    H. Bryce Jordan



  /s/FRANK E. REED                    Director               March 24, 1997
----------------------
     Frank E. Reed



/s/WILLIAM E. STRASBURG               Director               March 24, 1997
-----------------------
   William E. Strasburg

                                      EXHIBIT INDEX

 EXHIBIT
   NO.                    DESCRIPTION OF EXHIBITS
--------      -----------------------------------------------

*(10)(F)      Harleysville Mutual Insurance Company/
              Harleysville Group Inc. Senior Management
              Incentive Bonus Plan as Amended and Restated
              November 20, 1996.

 (10)(P)      Amendment, effective January 1, 1997 to the
              Proportional Reinsurance Agreement effective
              January 1, 1986 among Harleysville Mutual
              Insurance Company, Huron Insurance Company,
              Harleysville Insurance Company of New Jersey
              Harleysville-Atlantic Insurance Company,
              Worcester Insurance Company, Mid-America
              Insurance Company, New York Casualty
              Insurance Company, Great Oaks Insurance
              Company, Pennland Insurance Company and Lake
              States Insurance Company.

 (13)(A) Selected Consolidated Financial Data from the Company's 1996 annual report to stockholders.

 (13)(B)      Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition from the Company's 1996 annual report to stockholders.

 (13)(C) Consolidated financial statements from the Company's 1996 annual report to stockholders.

 (13)(D)      Market for Common Stock and Related Security
              Holder Matters from the Company's 1996
              annual report to stockholders.

 (21)         Subsidiaries of Registrant.

 (23)         Independent Auditors' Consent and Report on
              Schedules.

 (27)         Financial Data Schedule

 (28)         Statement re Registrant.

 (99)         Form 11-K Annual Report for the Harleysville
              Group Inc. Employee Stock Purchase Plan for the year ended December 31, 1996.