Form 10-Q
period 1997-03-31
HARLEYSVILLE GROUP INC
filed 1997-05-06
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 1997    .
                                 ----------------------

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

     At May 1, 1997 14,227,925 shares of common stock of Harleysville Group Inc. were outstanding.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

                                 INDEX

                                                         Page Number
                                                         -----------
Part I - Financial Information

  Consolidated Balance Sheets - March 31, 1997
     and December 31, 1996                                      3

  Consolidated Statements of Income - For the
     three months ended March 31, 1997 and 1996                 4

  Consolidated Statement of Shareholders' Equity -
     For the three months ended March 31, 1997                  5

  Consolidated Statements of Cash Flows -
     For the three months ended March 31, 1997
     and 1996                                                   6

  Notes to Consolidated Financial Statements                    7

  Management's Discussion and Analysis of Results
     of Operations and Financial Condition                      9


Part II - Other Information                                    11

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share data)
                              (Unaudited)

                                                 MARCH 31,     DECEMBER 31,
                                                    1997           1996
                                                -----------    ------------
                   ASSETS
                   ------
Investments:
  Fixed maturities:
    Held to maturity, at amortized
      cost (fair value $604,698
      and $606,770)                              $  599,565     $  587,979
    Available for sale, at fair value
      (amortized cost $621,325 and
      $583,449)                                     623,540        598,193
  Equity securities, at fair value
      (cost $67,772 and $55,473)                     84,001         69,932
  Short-term investments, at cost,
    which approximates fair value                    12,317         35,175
                                                 ----------     ----------
      Total investments                           1,319,423      1,291,279

Cash                                                  3,400          2,120
Receivables:
  Premiums                                           72,860         73,963
  Reinsurance                                        73,721         80,163
  Accrued investment income                          20,253         19,527
                                                 ----------     ----------
      Total receivables                             166,834        173,653

Deferred policy acquisition costs                    69,137         68,779
Prepaid reinsurance premiums                          5,010          5,444
Property and equipment, net                          21,904         22,157
Deferred income taxes                                35,844         30,963
Other assets                                         27,305         28,217
                                                 ----------     ----------

      Total assets                               $1,648,857     $1,622,612
                                                 ==========     ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Liabilities:
  Unpaid losses and loss
    settlement expenses                          $  827,056     $  796,820
  Unearned premiums                                 279,801        281,366
  Accounts payable and accrued expenses              51,648         60,966
  Debt                                               97,715         97,715
  Due to affiliate                                   19,667         15,500
                                                 ----------     ----------
      Total liabilities                           1,275,887      1,252,367
                                                 ----------     ----------
Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued and
    outstanding 14,217,978 and
    14,139,862 shares                                14,218         14,140
  Additional paid-in capital                        122,826        121,033
  Net unrealized investment gains,
    net of deferred income taxes                     11,988         18,982
  Retained earnings                                 223,938        216,090
                                                 ----------     ----------
      Total shareholders' equity                    372,970        370,245
                                                 ----------     ----------
      Total liabilities and
        shareholders' equity                     $1,648,857     $1,622,612
                                                 ==========     ==========


See accompanying notes to consolidated financial statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                  (dollars in thousands, except per share data)

                                                    1997            1996
                                                 ---------        --------
Revenues:

  Premiums earned                                $156,381        $148,019
  Investment income, net of
    investment expense                             20,591          19,232
  Realized investment gains                           466           2,199
  Other income                                      2,744           2,781
                                                 --------        --------

      Total revenues                              180,182         172,231
                                                 --------        --------

Losses and expenses:

  Losses and loss settlement expenses             114,783         124,225
  Amortization of deferred policy
    acquisition costs                              39,455          37,488
  Other underwriting expenses                      10,800           9,579
  Interest expense                                  1,641           1,636
  Other expenses                                      689             649
                                                 --------        --------

      Total expenses                              167,368         173,577
                                                 --------        --------

      Income (loss) before income taxes            12,814          (1,346)

Income taxes (benefit)                              1,982          (2,219)
                                                 --------        --------

      Net income                                 $ 10,832        $    873
                                                 ========        ========

Weighted average number of shares
  outstanding                                  14,191,136      13,763,239


Earnings per common share                        $    .76        $    .06
                                                 ========        ========

Cash dividend per common share                   $    .21        $    .19
                                                 ========        ========

See accompanying notes to consolidated financial statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                             (dollars in thousands)



                                                   NET
                                                UNREALIZED
                   COMMON STOCK     ADDITIONAL  INVESTMENT
                                     PAID-IN      GAINS     RETAINED
                 SHARES    AMOUNT    CAPITAL     (LOSSES)   EARNINGS   TOTAL
               ----------  -------  ----------  ----------  --------  -------

Balance,
 December 31,
 1996          14,139,862  $14,140   $121,033   $18,982    $216,090  $370,245

Net income                                                   10,832    10,832

Issuance of
 common stock      78,116       78      1,793                           1,871

Cash dividend
 paid                                                        (2,984)   (2,984)

Change in
 unrealized
 investment
 gains
 (losses),
 net                                             (6,994)               (6,994)
               ----------  -------   --------   -------    --------  --------
Balance,
 March 31,
 1997          14,217,978  $14,218   $122,826   $11,988    $223,938  $372,970
               ==========  =======   ========   =======    ========  ========


See accompanying notes to consolidated financial statements.

                     HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (in thousands)

                                                   1997            1996
                                                -----------     ----------
Cash flows from operating activities:
 Net income                                      $ 10,832       $     873
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Change in receivables, unearned
        premiums, prepaid reinsurance
        and due to affiliate                        8,940           1,648
      Increase in unpaid losses and
        loss settlement expenses                    1,917          28,608
      Deferred income taxes                        (1,115)         (6,002)
      Increase in deferred policy
        acquisition costs                            (358)         (7,730)
      Amortization and depreciation                   366             370
      Gain on sale of investments                    (466)         (2,199)
      Other, net                                   (8,360)         (1,323)
      Cash provided from the change in the
        pooling agreement participation            29,002         117,800
                                                 --------       ---------
        Net cash provided by operating
          activities                               40,758         132,045
                                                 --------       ---------

Cash flows from investing activities:
 Fixed maturity investments:
   Purchases                                      (80,266)       (156,146)
   Sales or maturities                             31,905           4,966
 Equity securities:
   Purchases                                      (16,560)        (23,550)
   Sales                                            3,847          16,023
 Net sales of short-term investments               22,858          25,491
 Purchase of property and equipment                  (149)           (290)
                                                 --------       ---------
        Net cash used by investing
          activities                              (38,365)       (133,506)
                                                 --------       ---------

Cash flows from financing activities:
 Issuance of common stock                           1,871           2,928
 Dividend paid                                     (2,984)         (2,616)
                                                 --------       ---------
        Net cash provided (used) by
          financing activities                     (1,113)            312
                                                 --------       ---------

Increase (decrease) in cash                         1,280          (1,149)

 Cash at beginning of period                        2,120           3,256
                                                 --------       ---------

 Cash at end of period                           $  3,400       $   2,107
                                                 ========       =========


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

     These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1996 included in the Company's 1996 Annual Report filed with the Securities and Exchange Commission on Form 10-K.


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


3 - Reinsurance

     Premiums earned are net of amounts ceded to unrelated insurers of $6,535,000 and $9,498,000 for the three months ended March 31, 1997 and 1996, respectively. Losses and loss settlement expenses are net of amounts ceded to unrelated insurers of $3,700,000 and $8,741,000 for the three months ended March 31, 1997 and 1996, respectively.

     Effective January 1, 1997, Harleysville Group entered into a reinsurance agreement with Harleysville Mutual Insurance Company (Mutual) whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $15,750,000 in excess of $1,750,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded premiums earned and losses incurred of $612,000 and $490,000, respectively, to Mutual for the three months ended March 31, 1997.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                              (Unaudited)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)


     Harleysville Group cedes business to and assumes business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset and the net balance with Mutual is a liability at March 31, 1997 and December 31, 1996. Mutual has an A. M. Best rating of "A" (Excellent) and, in accordance with certain state regulatory requirements, maintained $293.4 million (fair value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at March 31, 1997.


4 - Cash Flows

     There was no cash tax payment in the first quarter of 1997 and there was a $500,000 cash tax payment in the first quarter of 1996. Cash interest payments of $308,000 and $304,000 were made in the first quarter of 1997 and 1996, respectively.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     Effective January 1, 1997 Harleysville Group's pooling agreement with Harleysville Mutual Insurance Company (Mutual) was amended to include Lake States Insurance Company (Lake States), a wholly-owned subsidiary of Harleysville Group Inc. that writes insurance in Michigan, Illinois, Indiana and Wisconsin. In addition, Harleysville Group's participation increased from 65% to 70%.

     Premiums earned increased $8.4 million during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The increase is primarily due to an increase in the automobile lines of business. The change in pool participation did not materially effect the premium growth. However, the mix of business changed as, effective January 1, 1997, 30% of Lake States' business is ceded to and retained by Mutual and an additional 5% of the pooled business is assumed from Mutual.

     Investment income increased $1.4 million for the three months ended March 31, 1997 resulting from an increase in invested assets. Such increase was primarily provided by cash flow from operations including a $29.0 million cash transfer received for various insurance liabilities assumed January 1, 1997 in connection with the change in Harleysville Group's pool participation.

     Realized investment gains were $1.7 million lower for the three months ended March 31, 1997 compared to the same prior year quarter primarily resulting from fewer sales of equity securities.

     Income (loss) before income taxes increased $14.2 million for the three months ended March 31, 1997, primarily due to improved underwriting results and higher investment income partially offset by the lower realized gains. Harleysville Group's statutory combined ratio decreased to 106.4% for the three months ended March 31, 1997 from 114.1% for the three months ended March 31, 1996.
The 1996 period was adversely affected by a blizzard and related storms that occurred in January 1996 and resulted in losses of $15.0 million.

     The income tax expense for each of the three month periods ended March 31, 1997 and 1996 includes the tax benefit of tax-exempt investment income of $2.5 million and $1.8 million, respectively.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                              (Continued)


Liquidity and Capital Resources

     Net cash provided by operating activities for the first quarter was $40.8 million and $132.0 million in 1997 and 1996, respectively. The decrease primarily reflects the effect of the amendments to the pooling agreement with Mutual. Cash transfers of $29.0 million and $117.8 million were received, effective January 1, 1997 and 1996, respectively, by Harleysville Group related to the various liabilities assumed in connection with such amendments.

     Net cash used by investing activities was $38.4 million and $133.5 million for the three months ended March 31, 1997 and 1996, respectively. The decrease is primarily due to the lower amount of cash provided by operating activities.

     Net cash used by financing activities increased $1.4 million for the three months ended March 31, 1997 primarily due a decline in the issuance of common stock as Mutual did not reinvest its dividend from the Company.

     Harleysville Group Inc. maintained $12.1 million of cash and investments at the holding company level at March 31, 1997 which are available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries and acquisitions. The Company has no material commitments for capital expenditures as of March 31, 1997.


New Accounting Standards

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share," was issued in February 1997 and is effective for periods ending after December 15, 1997. It specifies the computation, presentation and disclosure requirements for earnings per share (EPS). It requires dual presentation of basic EPS and diluted EPS on the face of the income statement. Harleysville Group's diluted EPS and basic EPS are not expected to be materially different from EPS as currently calculated.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

                      PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of Harleysville Group
         Inc. was held on April 23, 1997 (the ("Annual Meeting" or "Meeting"), with the following result:

         The total number of shares represented at the Annual
         Meeting in person or by proxy was 13,136,137 of the 14,202,394 shares of common stock outstanding and entitled to vote at the Meeting.

         On the resolution to elect Michael L. Browne and Frank E. Reed as class "B" Directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for Director received the number of votes set forth opposite their respective names:

                                     Number of Votes
                                 -----------------------
                                     For        Withheld
                                 ----------     --------

         Michael L. Browne       12,709,192     426,945
         Frank E. Reed           12,709,900     426,237


         There were no abstentions or broker non-votes recorded.
         On the basis of the above vote, Michael L. Browne and Frank E. Reed were elected as class "B" Directors to serve until the expiration of their respective terms and until their successors are duly elected.

         On the resolution to approve the adoption of the Amended and Restated Harleysville Group Inc. Equity Incentive Plan there were 11,178,499 votes for, 1,392,434 votes against, 34,710 abstentions and 530,494 broker non-votes. On the basis of the vote, the adoption of the Amended and Restated Harleysville Group Inc. Equity Incentive Plan was approved.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

                      PART II.  OTHER INFORMATION
                              (Continued)

         On the resolution to approve an amendment to the Harleysville Group Inc. 1995 Employee Stock Purchase Plan, there were 12,132,316 votes for, 431,660 votes against, 21,879 abstentions and 550,282 broker non-votes. On the basis of the vote, the amendment to the Harleysville Group Inc. 1995 Employee Stock Purchase Plan was approved.



ITEM 5.  Other Information - None

ITEM 6.  a.  Exhibits - None
         b.  Reports on Form 8-K - None




                               SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HARLEYSVILLE GROUP INC.



Date:   May 6, 1997                         /s/BRUCE J. MAGEE
      ---------------                 --------------------------------
                                               Bruce J. Magee
                                         Senior Vice President and
                                          Chief Financial Officer
                                      (principal financial officer and
                                        principal accounting officer)