Form 10-Q
period 1997-06-30
HARLEYSVILLE GROUP INC
filed 1997-08-01
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 1997  .
                                --------------------
                                  OR

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

                           (215) 256-5000
      -----------------------------------------------------------
         (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  .  No      .
    -----      -----

      At July 28, 1997, 14,317,605 shares of common stock of Harleysville Group Inc. were outstanding.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                             Page Number
                                                             -----------
Part I - Financial Information

     Consolidated Balance Sheets - June 30, 1997 and
        December 31, 1996                                           3

     Consolidated Statements of Income - For the three
        months ended June 30, 1997 and 1996                         4

     Consolidated Statements of Income - For the six
        months ended June 30, 1997 and 1996                         5

     Consolidated Statement of Shareholders' Equity -
        For the six months ended June 30, 1997                      6

     Consolidated Statements of Cash Flows -
        For the six months ended June 30, 1997
        and 1996                                                    7

     Notes to Consolidated Financial Statements                     8

     Management's Discussion and Analysis of Results
        of Operations and Financial Condition                      10

Part II - Other Information                                        13

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)

                                                   JUNE 30,    DECEMBER 31,
                                                     1997          1996
                                                 -----------   ------------
                   Assets
                   ------

Investments:
  Fixed maturities:
    Held to maturity, at amortized
      cost (fair value $615,998
      and $606,770)                               $  600,898     $  587,979
    Available for sale, at fair value
      (amortized cost $616,587 and
       $583,449)                                     628,710        598,193
  Equity securities, at fair value
    (cost $69,239 and $55,473)                       103,639         69,932
  Short-term investments, at cost,
    which approximates fair value                     20,332         35,175
                                                  ----------     ----------
      Total investments                            1,353,579      1,291,279

Cash                                                   2,830          2,120
Receivables:
  Premiums                                            78,030         73,963
  Reinsurance                                         70,585         80,163
  Accrued investment income                           19,918         19,527
                                                  ----------     ----------
      Total receivables                              168,533        173,653

Deferred policy acquisition costs                     70,713         68,779
Prepaid reinsurance premiums                           4,560          5,444
Property and equipment, net                           21,660         22,157
Deferred income taxes                                 25,913         30,963
Other assets                                          28,258         28,217
                                                  ----------     ----------
      Total assets                                $1,676,046     $1,622,612
                                                  ==========     ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Liabilities:
  Unpaid losses and loss settlement
    expenses                                      $  831,088     $  796,820
  Unearned premiums                                  285,502        281,366
  Accounts payable and accrued expenses               51,382         60,966
  Debt                                                97,440         97,715
  Due to affiliate                                     7,981         15,500
                                                  ----------     ----------
      Total liabilities                            1,273,393      1,252,367
                                                  ----------     ----------
Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued and
    outstanding 14,275,048 and
    14,139,862 shares                                 14,275         14,140
  Additional paid-in capital                         124,140        121,033
  Net unrealized investment gains,
    net of deferred income taxes                      30,240         18,982
  Retained earnings                                  233,998        216,090
                                                  ----------     ----------
      Total shareholders' equity                     402,653        370,245
                                                  ----------     ----------
      Total liabilities and
        shareholders' equity                      $1,676,046     $1,622,612
                                                  ==========     ==========



See accompanying notes to consolidated financial statements.

                  HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

              FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                (dollars in thousands, except per share data)


                                                   1997            1996
                                                 ---------      ---------
Revenues:

  Premiums earned                                $155,251       $151,838
  Investment income, net of
    investment expenses                            20,191         19,315
  Realized investment gains                           532            327
  Other income                                      2,780          2,816
                                                 --------       --------

      Total revenues                              178,754        174,296
                                                 --------       --------

Losses and expenses:

  Losses and loss settlement expenses             109,776        106,859
  Amortization of deferred policy
    acquisition costs                              39,045         38,176
  Other underwriting expenses                      11,179         11,964
  Interest expense                                  1,654          1,632
  Other expenses                                      837            743
                                                 --------       --------

      Total expenses                              162,491        159,374
                                                 --------       --------

      Income before income taxes                   16,263         14,922

Income taxes                                        3,099          3,187
                                                 --------       --------

      Net income                                 $ 13,164       $ 11,735
                                                 ========       ========

Weighted average number of shares
  outstanding                                  14,238,684     13,855,536


Earnings per common share                        $    .92       $    .85
                                                 ========       ========

Cash dividend per common share                   $    .21       $    .19
                                                 ========       ========



 See accompanying notes to consolidated financial statements.

                  HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                (dollars in thousands, except per share data)


                                                    1997           1996
                                                 ---------      ---------
Revenues:

  Premiums earned                                $311,632       $299,857
  Investment income, net of
    investment expenses                            40,782         38,547
  Realized investment gains                           998          2,526
  Other income                                      5,524          5,597
                                                 --------       --------

      Total revenues                              358,936        346,527
                                                 --------       --------

Losses and expenses:

  Losses and loss settlement expenses             224,559        231,084
  Amortization of deferred policy
    acquisition costs                              78,500         75,664
  Other underwriting expenses                      21,979         21,543
  Interest expense                                  3,295          3,268
  Other expenses                                    1,526          1,392
                                                 --------       --------

      Total expenses                              329,859        332,951
                                                 --------       --------

      Income before income taxes                   29,077         13,576

Income taxes                                        5,081            968
                                                 --------       --------

      Net income                                 $ 23,996       $ 12,608
                                                 ========       ========

Weighted average number of shares
  outstanding                                  14,215,040     13,809,388

Earnings per common share                        $   1.69       $    .91
                                                 ========       ========

Cash dividends per common share                  $    .42       $    .38
                                                 ========       ========



 See accompanying notes to consolidated financial statements.

                  HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (Unaudited)

                   FOR THE SIX MONTHS ENDED JUNE 30, 1997
                           (dollars in thousands)



                                                     NET
                                                 UNREALIZED
                      COMMON STOCK   ADDITIONAL INVESTMENT
                                      PAID-IN     GAINS    RETAINED
                    SHARES    AMOUNT  CAPITAL   (LOSSES)   EARNINGS    TOTAL
                    -------- ------- ---------- ---------- --------  --------

Balance,
 December 31,
 1996             14,139,862 $14,140  $121,033   $18,982   $216,090  $370,245

Net income                                                   23,996    23,996

Issuance of
 common stock        135,186     135     3,107                          3,242

Cash dividends
 paid                                                        (6,088)   (6,088)

Change in
 unrealized
 investment
 gains (losses),
 net                                               11,258              11,258
                  ---------- -------  --------    -------  --------  --------

Balance,
 June 30, 1997    14,275,048 $14,275  $124,140    $30,240  $233,998  $402,653
                  ========== =======  ========    =======  ========  ========



See accompanying notes to consolidated financial statements.

                     HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                  FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (in thousands)

                                                       1997           1996
                                                     ---------     ----------
Cash flows from operating activities:
   Net income                                        $ 23,996       $ 12,608
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Change in receivables, unearned
         premiums, prepaid reinsurance
         and due to affiliate                           1,706           (869)
       Increase in unpaid losses and
         loss settlement expenses                       5,949         34,153
       Deferred income taxes                           (1,013)        (5,354)
       Increase in deferred policy
         acquisition costs                             (1,934)       (10,755)
       Amortization and depreciation                      730            754
       Gain on sale of investments                       (998)        (2,526)
       Other, net                                      (9,762)         3,820
       Cash provided from the change in
         the pooling agreement participation           29,002        117,800
                                                    ---------      ---------
         Net cash provided by operating
            activities                                 47,676        149,631
                                                    ---------      ---------

Cash flows from investing activities:
   Fixed maturity investments:
     Purchases                                        (92,124)      (218,346)
     Sales or maturities                               47,462         51,188
   Equity securities:
     Purchases                                        (19,304)       (31,230)
     Sales                                              5,565         17,166
   Net sales of short-term
     investments                                       14,843         31,501
   Purchases of property and equipment                   (287)          (794)
                                                    ---------      ---------
         Net cash used by investing
           activities                                 (43,845)      (150,515)
                                                    ---------      ---------

Cash flows from financing activities:
   Issuance of common stock                             3,242          4,732
   Repayment of debt obligations                         (275)          (250)
   Dividends paid                                      (6,088)        (5,250)
                                                    ---------      ---------
         Net cash used by
            financing activities                       (3,121)          (768)
                                                    ---------      ---------

Increase (decrease) in cash                               710         (1,652)

   Cash at beginning of period                          2,120          3,256
                                                    ---------      ---------

   Cash at end of period                            $   2,830      $   1,604
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


3 - Reinsurance

      Premiums earned are net of amounts ceded to unrelated insurers of $6,564,000 and $13,099,000 for the three and six months ended June 30, 1997, respectively, and $10,387,000 and $19,885,000 for the three and six months ended June 30, 1996, respectively. Losses and loss settlement expenses are net of amounts ceded to unrelated insurers of $3,403,000 and $7,103,000 for the three and six months ended June 30, 1997, respectively, and $10,090,000 and $18,831,000 for the three and six months ended June 30, 1996, respectively.

      Effective January 1, 1997, Harleysville Group entered into a reinsurance agreement with Harleysville Mutual Insurance Company (Mutual) whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $15,750,000 in excess of $1,750,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded to Mutual premiums earned of $692,000 and $1,304,000 and losses incurred of $255,000 and $745,000, for the three and six months ended June 30, 1997, respectively.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                              (Unaudited)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

      Harleysville Group cedes business to and assumes business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset and the net balance with Mutual is a liability at June 30, 1997 and December
31, 1996. Mutual has an A. M. Best rating of "A" (Excellent) and, in accordance with certain state regulatory requirements, maintained $327.5 million (fair value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at June 30, 1997.


4 - Cash Flows

      There were cash tax payments of $5,214,000 and $7,000,000 and cash interest payments of $3,247,000 and $3,223,000 in the first six months of 1997 and 1996, respectively.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

      Effective January 1, 1997, Harleysville Group's pooling agreement with Mutual was amended to include Lake States Insurance Company (Lake States), a wholly-owned subsidiary of Harleysville Group Inc. that writes insurance in Michigan, Illinois, Indiana and Wisconsin. In addition, Harleysville Group's participation increased from 65% to 70%.

      Premiums earned increased $3.4 million and $11.8 million during the three and six months ended June 30, 1997. The increase is primarily due to an increase in the automobile lines of business. The change in pool participation did not materially affect the premium growth. However, the mix of business changed as, effective January 1, 1997, 30% of Lake States' business is ceded to and retained by Mutual and an additional 5% of the pooled business is assumed from Mutual.

      Investment income increased $.9 million and $2.2 million for the three and six months ended June 30, 1997 resulting from an increase in invested assets. Such increase was primarily provided by a $29.0 million cash transfer received for various insurance liabilities assumed January 1, 1997 in connection with the change in Harleysville Group's pool participation.

      Realized investment gains decreased $1.5 million for the six months ended June 30, 1997 primarily resulting from fewer sales of equity securities. Realized investment gains were not significantly different for the three months ended June 30, 1997 and 1996.

      Income before income taxes increased $1.3 million for the three months ended June 30, 1997 primarily due to the higher investment income. Harleysville Group's statutory combined ratio did not change significantly and was 102.6% for the three months ended June 30, 1997 and 102.3% for the three months ended June 30, 1996.

      Income before income taxes increased $15.5 million for the six months ended June 30, 1997 primarily due to improved underwriting results and higher investment income partially offset by the lower realized gains. Harleysville Group's statutory combined ratio decreased to 104.5% for the six months ended June 30, 1997 from 108.1% for the six months ended June 30, 1996. The 1996 period was adversely affected by a blizzard and related storms that occurred in January 1996 and resulted in losses of $15.1 million.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                              (Continued)


      The income tax expense for the three and six months ended June 30, 1997 includes the tax benefit of $2.7 million and $5.2 million associated with tax-exempt interest compared to $2.1 million and $3.9 million in the same prior year periods.

      Effective for one year from July 1, 1997, the Company's subsidiaries and Mutual and its wholly-owned subsidiaries renewed its catastrophe reinsurance treaty which provides coverage for 85% of up to $147 million in excess of a retention of $20 million for any given catastrophe. Harleysville Group's 1997 pooling share of this coverage would be 85% of up to $103 million in excess of a retention of $14 million for any given catastrophe. Accordingly, pursuant to the terms of the treaty, the maximum recovery would be $125 million for any catastrophe involving an insured loss equal to or greater than $167 million. Harleysville Group's 1997 pooling share of this maximum recovery would be $88 million for any catastrophe involving an insured loss of $117 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring.


Liquidity and Capital Resources

      Net cash provided by operating activities was $47.7 million and $149.6 million for the six months ended June 30, 1997 and 1996. The decrease primarily reflects the effect of the amendments to the pooling agreement with Mutual. Cash transfers of $29.0 million and $117.8 million were received effective January 1, 1997 and 1996, respectively, by Harleysville Group related to the various liabilities assumed in connection with such amendments.

      Net cash used by investing activities was $43.8 million and $150.5 million for the six months ended June 30, 1997 and 1996.
The decrease is primarily due to the lower amount of cash provided by operating activities.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                              (Continued)


      Net cash used by financing activities increased $2.4 million for the six months ended June 30, 1997 primarily due to a decline in the issuance of common stock as Mutual did not reinvest its dividend from the Company.

      Harleysville Group Inc. maintained $8.8 million of cash and marketable investments at the holding company level at June 30, 1997 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries and acquisitions. The Company has no material commitments for capital expenditures as of June 30, 1997.


New Accounting Standards

      In June 1997, Statement of Financial Accounting Standards
(SFAS) No. 130, "Comprehensive Income", was issued and established standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The statement is effective for fiscal years beginning after December 15, 1997. Harleysville Group will adopt the statement in 1998.

      In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued and established standards for the way that public business enterprises report information about operating segments in annual financial statements. The statement requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The statement is effective for fiscal years beginning after December 15, 1997. Harleysville Group is in the process of determining the effect of this statement upon its financial reporting requirements.

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


                                           HARLEYSVILLE GROUP INC.





Date:    August 1, 1997                      /s/BRUCE J. MAGEE
      --------------------             --------------------------------
                                                Bruce J. Magee
                                          Senior Vice President and
                                           Chief Financial Officer
                                       (principal financial officer and
                                         principal accounting officer)