Form 10-Q
period 1997-09-30
HARLEYSVILLE GROUP INC
filed 1997-11-07
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1997  .
                                  ----------------------
                                  OR

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

     At November 3, 1997, 28,778,145 shares of common stock of Harleysville Group Inc. were outstanding.

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

                                   INDEX

                                                            PAGE NUMBER
                                                            -----------
Part I - Financial Information

  Consolidated Balance Sheets - September 30, 1997
     and December 31, 1996                                         3

  Consolidated Statements of Income - For the three
     months ended September 30, 1997 and 1996                      4

  Consolidated Statements of Income - For the nine
     months ended September 30, 1997 and 1996                      5

  Consolidated Statement of Shareholders' Equity -
     For the nine months ended September 30, 1997                  6

  Consolidated Statements of Cash Flows - For the
     nine months ended September 30, 1997 and 1996                 7

  Notes to Consolidated Financial Statements                       8

  Management's Discussion and Analysis of Results
     of Operations and Financial Condition                        10


Part II - Other Information                                       12

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                     (in thousands, except share data)

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   1997             1996
                                               -------------    ------------
                   ASSETS
                   ------
Investments:
  Fixed maturities:
    Held to maturity, at amortized
      cost (fair value $626,196
      and $606,770)                              $  600,435     $  587,979
    Available for sale, at fair value
      (amortized cost $613,446
      and $583,449)                                 635,548        598,193
  Equity securities, at fair value
    (cost $77,453 and $55,473)                      119,199         69,932
  Short-term investments, at cost,
    which approximates fair value                    43,156         35,175
                                                 ----------     ----------
      Total investments                           1,398,338      1,291,279

Cash                                                  3,538          2,120
Receivables:
  Premiums                                           76,762         73,963
  Reinsurance                                        71,845         80,163
  Accrued investment income                          20,008         19,527
                                                 ----------     ----------

      Total receivables                             168,615        173,653

Deferred policy acquisition costs                    70,178         68,779
Prepaid reinsurance premiums                          4,402          5,444
Property and equipment, net                          21,651         22,157
Deferred income taxes                                19,771         30,963
Other assets                                         30,022         28,217
                                                 ----------     ----------

      Total assets                               $1,716,515     $1,622,612
                                                 ==========     ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Liabilities:
  Unpaid losses and loss settlement
    expenses                                     $  836,189     $  796,820
  Unearned premiums                                 282,115        281,366
  Accounts payable and accrued expenses              60,451         60,966
  Debt                                               97,440         97,715
  Due to affiliate                                   11,208         15,500
                                                 ----------     ----------

      Total liabilities                           1,287,403      1,252,367
                                                 ----------     ----------
Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued and
    outstanding 28,724,740 and
    14,139,862 shares                                28,725         14,140
  Additional paid-in capital                        112,250        121,033
  Net unrealized investment gains,
    net of deferred income taxes                     41,501         18,982
  Retained earnings                                 246,636        216,090
                                                 ----------     ----------

      Total shareholders' equity                    429,112        370,245
                                                 ----------     ----------
      Total liabilities and
        shareholders' equity                     $1,716,515     $1,622,612
                                                 ==========     ==========

See accompanying notes to consolidated financial statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                  (dollars in thousands, except per share data)

                                                    1997            1996
                                                 ----------      ----------
Revenues:

  Premiums earned                                 $152,560        $157,707
  Investment income, net of
    investment expenses                             20,302          19,580
  Realized investment gains                          4,376             218
  Other income                                       2,655           2,802
                                                  --------        --------

      Total revenues                               179,893         180,307
                                                  --------        --------
Losses and expenses:

  Losses and loss settlement expenses              104,823         125,209
  Amortization of deferred policy
    acquisition costs                               38,360          39,459
  Other underwriting expenses                       14,110          11,341
  Interest expense                                   1,654           1,634
  Other expenses                                       636             636
                                                  --------        --------

      Total expenses                               159,583         178,279
                                                  --------        --------

      Income before income taxes                    20,310           2,028

Income taxes (benefit)                               4,480          (1,480)
                                                  --------        --------

      Net income                                  $ 15,830        $  3,508
                                                  ========        ========

Weighted average number of shares
  outstanding                                   28,649,248       27,948,522

Earnings per common share                         $    .55        $    .13
                                                  ========        ========

Cash dividends per common share                   $    .12        $    .11
                                                  ========        ========

See accompanying notes to consolidated financial statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                  (dollars in thousands, except per share data)

                                                    1997             1996
                                                 ----------       ---------
Revenues:

  Premiums earned                                 $464,192        $457,564
  Investment income, net of
    investment expenses                             61,084          58,127
  Realized investment gains                          5,374           2,744
  Other income                                       8,179           8,399
                                                  --------        --------

      Total revenues                               538,829         526,834
                                                  --------        --------
Losses and expenses:

  Losses and loss settlement expenses              329,382         356,293
  Amortization of deferred policy
    acquisition costs                              116,860         115,123
  Other underwriting expenses                       36,089          32,884
  Interest expense                                   4,949           4,902
  Other expenses                                     2,162           2,028
                                                  --------        --------

      Total expenses                               489,442         511,230
                                                  --------        --------
      Income before income taxes                    49,387          15,604

Income taxes (benefit)                               9,561            (512)
                                                  --------        --------

      Net income                                  $ 39,826        $ 16,116
                                                  ========        ========
Weighted average number of shares
  outstanding                                   28,503,932      27,729,496

Earnings per common share                         $   1.40        $    .58
                                                  ========        ========

Cash dividends per common share                   $    .33        $    .30
                                                  ========        ========

See accompanying notes to consolidated financial statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (dollars in thousands)



                                                 NET
                   COMMON STOCK   ADDITIONAL  UNREALIZED
                                    PAID-IN   INVESTMENT  RETAINED
                 SHARES    AMOUNT   CAPITAL     GAINS     EARNINGS   TOTAL
               ---------  -------  ---------- ----------  --------  --------

Balance,
 December 31,
 1996         14,139,862  $14,140   $121,033   $18,982   $216,090   $370,245

Net income                                                 39,826     39,826

Issuance of
 common stock    222,508      223      5,579                           5,802

Two-for-one
 stock
 split        14,362,370   14,362    (14,362)

Cash dividends
 paid                                                     (9,280)     (9,280)

Change in
 unrealized
 investment
 gains, net                                     22,519                22,519
              ----------  -------  --------    -------   --------   --------

Balance,
 Sept. 30,
 1997        28,724,740   $28,725  $112,250    $41,501   $246,636   $429,112
             ==========   =======  ========    =======   ========   ========

See accompanying notes to consolidated financial statements.

                      HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (in thousands)

                                                      1997           1996
                                                   ----------     ----------

Cash flows from operating activities:
   Net income                                      $  39,826      $  16,116
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Change in receivables, unearned
           premiums, prepaid reinsurance
           and due to affiliate                        1,623         (2,832)
        Increase in unpaid losses and
          loss settlement expenses                    11,050         59,675
        Deferred income taxes                           (934)        (6,435)
        Increase in deferred policy
          acquisition costs                           (1,399)       (11,880)
        Amortization and depreciation                  1,144          1,078
        Gain on sale of investments                   (5,374)        (2,744)
        Other, net                                    (2,642)         8,704
        Cash provided from the change in the
          intercompany pooling agreement
          participation                               29,002        117,800
                                                   ---------      ---------
          Net cash provided by operating
            activities                                72,296        179,482
                                                   ---------     ----------

Cash flows from investing activities:
   Fixed maturity investments:
     Purchases                                      (117,201)      (245,797)
     Sales or maturities                              76,704         64,337
   Equity securities:
     Purchases                                       (30,541)       (38,618)
     Sales                                            12,624         21,106
   Net (purchases) sales of short-term
     investments                                      (7,981)        20,032
   Purchase of property and equipment                   (730)          (818)
                                                   ---------      ---------
          Net cash used by investing
            activities                               (67,125)      (179,758)
                                                   ---------      ---------
Cash flows from financing activities:
   Issuance of common stock                            5,802          8,414
   Payment of debt                                      (275)          (250)
   Dividends paid                                     (9,280)        (8,188)
                                                   ---------      ---------
          Net cash used by
            financing activities                      (3,753)           (24)
                                                   ---------      ---------

Increase (decrease) in cash                            1,418           (300)

   Cash at beginning of period                         2,120          3,256
                                                   ---------      ---------

   Cash at end of period                           $   3,538      $   2,956
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


2 -  Per Share Amounts and Restatement for Stock Split

     Earnings and dividends per common share are based on the weighted average number of shares outstanding during the respective periods giving retroactive effect to a two-for-one stock split in the form of a 100% stock dividend payable October 6, 1997 to shareholders of record on September 15, 1997. Additional shares arising from the assumed issuance of employee stock options, which are considered common stock equivalents, were not included in the computations because the assumed additional dilutive effect was not material.

     The balance sheet, as of September 30, 1997 was also adjusted to reflect such two-for-one stock split.

3 -  Reinsurance

     Premiums earned are net of amounts ceded to unrelated insurers of $6,368,000 and $19,467,000 for the three and nine months ended September 30, 1997, respectively, and $9,104,000 and $29,449,000 for the three and nine months ended September 30, 1996, respectively. Losses and loss settlement expenses are net of amounts ceded to unrelated insurers of $4,170,000 and $11,273,000 for the three and nine months ended September 30, 1997, respectively, and $3,721,000 and $17,899,000 for the three and nine months ended September 30, 1996, respectively.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                              (UNAUDITED)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

     Effective January 1, 1997, Harleysville Group entered into a reinsurance agreement with Harleysville Mutual Insurance Company (Mutual) whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $15,750,000 in excess of $1,750,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded to Mutual premiums earned of $680,000 and $1,984,000 and losses incurred of $711,000 and $1,456,000, for the three and nine months ended September 30, 1997, respectively.

     The Company cedes business to and assumes business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset and the net balance with Mutual is a liability at September 30, 1997 and December 31, 1996. Mutual has an A. M. Best rating of "A" (Excellent) and, in accordance with certain state regulatory requirements, maintained $339.0 million (fair value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at September 30, 1997.

4 - Cash Flows

     Net cash tax payments of $7,214,000 and $10,100,000 were made in the first nine months of 1997 and 1996, respectively. Cash interest payments of $3,572,000 and $3,523,000 were made in the first nine months of 1997 and 1996, respectively.

5 - Acquisition

     On October 1, 1997, the Company acquired Minnesota Fire and Casualty Company (Minnesota) and paid $35.0 million in cash to the seller. The acquisition will be accounted for under the purchase method of accounting. Minnesota underwrites property and casualty insurance through independent agents in the upper midwestern United States.

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

     Premiums earned decreased $5.1 million for the three months ended September 30, 1997. The decrease is primarily due to lower rates in the workers compensation line of business as several state rating bureaus took action which resulted in rate decreases. These decreases also will cause workers compensation earned premiums to be lower in the future. Along with the rate decreases, certain reforms designed to lower loss costs were enacted. Premiums earned increased $6.6 million for the nine months ended September 30, 1997. The increase is primarily due to an increase in the automobile lines of business partially offset by a decline in the workers compensation line of business. The change in pool participation did not materially affect the premium growth. However, effective January 1, 1997, 30% of Lake States' business is ceded to and retained by Mutual and an additional 5% of the pooled business is assumed from Mutual.

     Investment income increased $.7 million and $3.0 million for the three and nine months ended September 30, 1997 resulting from an increase in invested assets. Such increase was primarily provided by a $29.0 million cash transfer received for various insurance liabilities assumed January 1, 1997 in connection with the increase in Harleysville Group's pool participation.

     Realized investment gains increased $4.2 million and $2.6
million for the three and nine months ended September 30, 1997 primarily resulting from sales of equity securities.

     Income before income taxes increased $18.3 million for the three months ended September 30, 1997 primarily due to improved underwriting results and the higher investment income and realized investment gains. The 1996 period was adversely affected by Hurricanes Fran and Bertha, which caused losses of $13.0 million. Harleysville Group's statutory combined ratio decreased to 102.7% for the three months ended September 30, 1997 from 111.1% for the three months ended September 30, 1996.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                              (Continued)


     Income before income taxes increased $33.8 million for the nine months ended September 30, 1997 primarily due to improved underwriting results and the higher investment income and realized investment gains. Harleysville Group's statutory combined ratio decreased to 103.9% for the nine months ended September 30, 1997 from 109.1% for the nine months ended September 30, 1996. The 1996 period was adversely affected by a blizzard and related storms that occurred in January 1996 and resulted in losses of $15.1 million and the third quarter hurricanes.

     The income tax expense for the three and nine months ended September 30, 1997 includes the tax benefit of $2.6 million and $7.8 million, compared to $2.2 million and $6.1 million in the same prior year periods, associated with tax-exempt investment income.

Liquidity and Capital Resources

     Net cash provided by operating activities was $72.3 million and $179.5 million for the nine months ended September 30, 1997 and 1996. The decrease primarily reflects the effect of the amendments to the pooling agreement with Mutual. Cash transfers of $29.0 million and $117.8 million were received effective January 1, 1997 and 1996, respectively, by Harleysville Group related to the various liabilities assumed in connection with such amendments.

     Net cash used by investing activities was $67.1 million and $179.8 million for the nine months ended September 30, 1997 and 1996. The decrease is primarily due to the lower amount of cash provided by operating activities.

     Net cash used by financing activities increased $3.7 million for the nine months ended September 30, 1997 primarily due to a decline in the issuance of common stock as Mutual did not reinvest its dividend from the Company and to an increase in dividends paid.

     Harleysville Group Inc. maintained $8.2 million of cash and marketable investments at the holding company level at September 30, 1997 which is available for general corporate business purposes including dividends, debt service, capital contributions to subsidiaries and acquisitions. On October 1, 1997, the Company acquired Minnesota Fire and Casualty Company and paid $35.0 million in cash to the seller. Funding for the acquisition was primarily provided by $32.0 million of dividends paid to the Company from its subsidiaries. The Company had no other material commitments for capital expenditures as of September 30, 1997.

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


Date:  November 7, 1997                      BRUCE J. MAGEE
      ------------------             --------------------------------
                                             Bruce J. Magee
                                       Senior Vice President and
                                        Chief Financial Officer
                                     (principal financial officer and
                                       principal accounting officer)