Form 10-K405
period 1997-12-31
HARLEYSVILLE GROUP INC
filed 1998-03-25
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C.  20549
                                             FORM 10-K

[X]                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997.

                                                OR

[ ]                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to
                               ------------------    -------------------

Commission file number 0-14697

                                      HARLEYSVILLE GROUP INC.
                      ------------------------------------------------------
                      (Exact name of registrant as specified in its charter)

            Delaware                                             51-0241172
-------------------------------                            --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  355 Maple Avenue, Harleysville, PA                       19438-2297
-------------------------------------                      ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (215) 256-5000

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

On March 11, 1998, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $328,669,935.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 28,922,599 shares of Common Stock outstanding on March 11, 1998.

                               DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's annual report to stockholders for the fiscal year ended December 31, 1997 are incorporated by reference in Parts I, II and IV of this report.

2. Portions of the Registrant's proxy statement relating to the annual meeting of stockholders to be held April 22, 1998 are incorporated by reference in Parts I and III of this report.

                               HARLEYSVILLE GROUP INC.
                             ANNUAL REPORT ON FORM 10-K
                                  DECEMBER 31, 1997

              PART I                                                 PAGE
              ------                                                 ----
ITEM     1.   BUSINESS                                                 3
ITEM     2.   PROPERTIES                                              25
ITEM     3.   LEGAL PROCEEDINGS                                       25
ITEM     4.   SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                     25

              PART II
              -------
ITEM     5.   MARKET FOR REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS                             28
ITEM     6.   SELECTED FINANCIAL DATA                                 28
ITEM     7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS                                           28
ITEM    7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                       28
ITEM     8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             28
ITEM     9.   CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE                                    28

              PART III
              --------
ITEM    10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
              REGISTRANT                                              29
ITEM    11.   EXECUTIVE COMPENSATION                                  29
ITEM    12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT                                   29
ITEM    13.   CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS                                            29

              PART IV
              -------
ITEM    14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-                                  30

                                       PART I

ITEM 1.  BUSINESS.
-------  ---------

(a)  GENERAL DEVELOPMENT OF BUSINESS.

      Harleysville Group Inc. (the "Company") is a regional insurance holding company headquartered in Pennsylvania which engages, through its subsidiaries, in the property and casualty insurance business. As used herein, "Harleysville Group" refers to Harleysville Group Inc. and its subsidiaries. Harleysville Group is approximately 54% owned by Harleysville Mutual Insurance Company (the "Mutual Company").

      Harleysville Group and the Mutual Company operate together as a network of regional insurance companies that underwrite a broad line of personal and commercial coverages. These insurance coverages are marketed primarily in the eastern and midwestern United States through approximately 22,600 independent insurance agents associated with approximately 3,000 insurance agencies. Regional offices are maintained in Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia and Wisconsin. The Company's property and casualty insurance subsidiaries are: Great Oaks Insurance Company ("Great Oaks"), Harleysville-Atlantic Insurance Company ("Atlantic"), Harleysville Insurance Company of New Jersey ("HNJ"), Huron Insurance Company ("Huron"), Lake States Insurance Company ("Lake States"), Mid-America Insurance Company ("Mid-America"), Minnesota Fire and Casualty Company ("Minnesota Fire"), New York Casualty Insurance Company ("New York Casualty") and Worcester Insurance Company ("Worcester").

      The Company is pursuing a strategy of building a national network of regional insurance companies. Management believes that the Company's regional organization permits each regional operation to benefit from economies of scale provided by centralized support while encouraging local marketing autonomy and managerial entrepreneurship. Services which directly involve the insured or the agent (i.e., underwriting, claims and marketing) generally are performed locally in accordance with Company-wide standards to promote high quality service, while actuarial, investment, legal, data processing and similar services are performed centrally. The Company's network of regional insurance companies has expanded significantly in the last fourteen years. In 1983, the Company acquired Worcester, a property and casualty insurer which has conducted business in New England since 1823. In 1984, HNJ was formed by the Company and began underwriting property and casualty insurance in New Jersey. In 1987, the Company acquired Atlantic, a property and casualty insurer which has conducted business in the southeastern United States since 1905. In 1991, the Company acquired Mid-America, (formerly named Connecticut Union Insurance Company) which conducted business in Connecticut, and New York Casualty, which conducts business in upstate New York. In 1993, the Company acquired Lake States, which primarily conducts business in Michigan. In 1994, the Company formed Great Oaks which began underwriting property and casualty insurance in Ohio. In 1997, the Company acquired Minnesota Fire, which primarily conducts business in Minnesota and neighboring states.

      The Company's property and casualty subsidiaries participate in an intercompany pooling arrangement whereby these subsidiaries cede to the Mutual Company all of their net premiums written and assume from the Mutual Company a portion of the pooled business, which included all of the Mutual Company's property and casualty insurance business except for new and renewal Pennsylvania personal automobile insurance insured after January 1, 1991 by a subsidiary of the Mutual Company, Pennland Insurance Company ("Pennland") and new and renewal New Jersey personal automobile insurance insured after January 1, 1992 by another subsidiary of the Mutual Company, Harleysville-Garden State Insurance Company ("Garden State"). Beginning January 1, 1996, Harleysville Group's participation in the pooling arrangement increased from 60% to 65% and Pennland became a participant in the pooling arrangement. Beginning January 1, 1997, Harleysville Group's participation in the pooling arrangement increased from 65% to 70% and Lake States became a participant in the pooling arrangement. Beginning January 1, 1998, Harleysville Group's participation in the pooling arrangement increased from 70% to 72% and Minnesota Fire became a participant in the pooling arrangement. See "Business - Narrative Description of Business - Pooling Arrangement."

      The Company is a Delaware corporation formed in 1979 as a wholly-owned subsidiary of the Mutual Company. In May 1986, the Company completed an initial public offering of its common stock, reducing the percentage of outstanding shares owned by the Mutual Company to approximately 70%. In April 1992, the Mutual Company completed a secondary public offering further reducing the percentage of outstanding shares owned by the Mutual Company to approximately 54%.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

      The Company is of the opinion that all of its operations are within one industry segment and that no information as to industry segments is required pursuant to Statement of Financial Accounting Standards No. 14 or Regulation S-K.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

PROPERTY AND CASUALTY UNDERWRITING

      Harleysville Group and the Mutual Company together underwrite a broad line of personal and commercial property and casualty coverages, including automobile, homeowners, commercial multi-peril and workers compensation. The Mutual Company and the Company's insurance subsidiaries participate in an intercompany pooling arrangement under which such subsidiaries and the Mutual Company combine their property and casualty business. Garden State has not participated in the pooling arrangement. On January 1, 1996, Pennland began participation in the pooling arrangement and Harleysville Group's participation increased to 65%. Beginning January 1, 1997, Harleysville Group's participation in the pooling arrangement increased from 65% to 70% and Lake States became a
participant in the pooling arrangement.   Beginning January 1,
1998, Harleysville Group's participation in the pooling arrangement increased from 70% to 72% and Minnesota Fire became a participant in the pooling arrangement.

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

      The following table sets forth the premiums earned, by line of insurance, for Harleysville Group for the periods indicated:

                          HARLEYSVILLE GROUP BUSINESS ONLY

                                              YEAR ENDED DECEMBER 31,
                                        ---------------------------------

                                       1997           1996          1995
                                     --------      ---------      ---------
                                                 (in thousands)
PREMIUMS EARNED
---------------
  Commercial:
    Automobile                       $110,128      $103,445       $ 85,210
    Workers compensation              113,832       128,563        103,794
    Commercial multi-peril            127,247       123,393        100,375
    Other                              28,581        28,394         24,767
                                     --------      --------       --------
        Total commercial              379,788       383,795        314,146
                                     --------      --------       --------
  Personal:
    Automobile                        162,416       151,766         92,315
    Homeowners                         72,800        70,330         62,599
    Other                               9,901         9,306          7,982
                                     --------      --------       --------
        Total personal                245,117       231,402        162,896
                                     --------      --------       --------

Total Harleysville Group Business    $624,905      $615,197       $477,042
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


                          HARLEYSVILLE GROUP BUSINESS ONLY

                                           YEAR ENDED DECEMBER 31,
                                      -------------------------------
                                      1997          1996         1995
                                     ------        ------       ------

GAAP combined ratio                  103.6%        108.4%       104.0%
                                     =====         =====         =====
Statutory operating ratios:
    Loss ratio                        70.3%         76.1%        70.3%
    Expense and dividend ratios       33.2%         31.2%        33.1%
                                     -----         -----        -----

    Statutory combined ratio         103.5%        107.3%       103.4%
                                     =====         =====        =====

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

      Pursuant to the terms of the pooling agreement with the Mutual Company, each of the Company's subsidiary participants cedes premiums, losses and expenses on all of its business to the Mutual Company which, in turn, retrocedes to such subsidiaries a specified portion of premiums, losses and expenses of the Mutual Company and such subsidiaries. Under the terms of the intercompany pooling agreement which became effective January 1, 1986, Huron and HNJ ceded to the Mutual Company all of their insurance business written on or after January 1, 1986. All of the Mutual Company's property and casualty insurance business written or in force on or after January 1, 1986, was also included in the pooled business. The pooling agreement provides, however, that Harleysville Group is not liable for any losses occurring prior to January 1, 1986. The pooling agreement does not legally discharge Harleysville Group from its primary liability for the full amount of the policies ceded. However, it makes the Mutual Company liable to Harleysville Group to the extent of the business ceded.

      The following table sets forth a chronology of the changes that have occurred in the pooling agreement since it became effective on January 1, 1986.

                   CHRONOLOGY OF CHANGES IN POOLING AGREEMENT

                 HARLEYSVILLE  MUTUAL
                 GROUP         COMPANY
  DATE           PERCENTAGE    PERCENTAGE             EVENT
 ------          -----------   ----------            ---------

January 1, 1986      30%         70%      Current pooling agreement began with
                                           Huron and HNJ as participants with
                                           the Mutual Company.

July 1, 1987         35%         65%      Atlantic acquired and included in
                                           the pool.

January 1, 1989      50%         50%      Worcester included in the pool.

January 1, 1991      60%         40%      New York Casualty and Mid-America
                                           acquired and included in the pool and
                                           the Mutual Company formed Pennland
                                           (not a pool participant) to write
                                           Pennsylvania personal automobile
                                           business.

January 1, 1996      65%         35%      Pennland included in the pool.

January 1, 1997      70%         30%      Lake States included in the pool.

January 1, 1998      72%         28%      Minnesota Fire included in the pool.


      Effective as of January 1, 1992, Garden State began insuring new and renewal New Jersey personal automobile insurance policies that had been included in the pooling arrangement. Garden State is not a participant in the pooling arrangement.

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

                                TOTAL POOLED BUSINESS

                                             YEAR ENDED DECEMBER 31,
                                     --------------------------------------
                                      1997           1996           1995
                                    --------      ---------      ---------
                                             (dollars in thousands)

PREMIUMS WRITTEN
----------------
  Commercial:
    Automobile                      $154,833       $146,987       $136,197
    Workers compensation             146,267        161,539        154,812
    Commercial multi-peril           184,547        150,008        144,742
    Other                             37,924         39,503         39,703
                                    --------       --------       --------
        Total commercial             523,571        498,037        475,454
                                    --------       --------       --------

  Personal:
    Automobile                       228,689        178,166        113,440
    Homeowners                       102,791         93,513         93,141
    Other                             14,031         14,405         13,751
                                    --------       --------       --------
        Total personal               345,511        286,084        220,332
                                    --------       --------       --------

           Total pooled business    $869,082       $784,121       $695,786
                                    ========       ========       ========


COMBINED RATIOS<F1>
---------------
  Commercial:
    Automobile                         109.7%         106.8%         107.5%
    Workers compensation                93.2%          92.2%          87.5%
    Commercial multi-peril             116.0%         118.1%         111.3%
    Other                              104.0%         108.2%         110.6%
        Total commercial               106.7%         105.5%         102.4%

  Personal:
    Automobile                         100.3%         107.5%         112.2%
    Homeowners                         100.8%         132.2%         104.8%
    Other                               69.5%         115.0%          88.6%
        Total personal                  99.2%         116.0%         107.7%

           Total pooled business       103.8%         109.4%         104.1%


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

                                TOTAL POOLED BUSINESS

                                               YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                        1997           1996            1995
                                    -----------     -----------     ---------
                                                        (in thousands)
Reserves for losses and loss
  settlement expenses,
  beginning of the year             $1,033,376      $  900,336      $855,305
                                    ----------      ----------      --------

Adjustment to beginning of the
  year reserves for the addition
  of Lake States (1997) and
  Pennland (1996)                       71,544          78,205
                                    ----------      ----------      --------

Incurred losses and loss
  settlement expenses:
    Provision for insured events
      of the current year              662,468         642,448       483,560
    Decrease in provision for
      insured events of prior
      years                            (37,720)        (43,843)      (18,050)
                                    ----------      ----------      --------

         Total incurred losses
          and loss settlement
          expenses                     624,748         598,605       465,510
                                    ----------      ----------      --------

Payments:
    Losses and loss settlement
      expenses attributable to
      insured events of the
      current year                     276,067         270,026       173,544
    Losses and loss settlement
      expenses attributable to
      insured events of prior
      years                            328,691         273,744       246,935
                                    ----------      ----------      --------

         Total payments                604,758         543,770       420,479
                                    ----------      ----------      --------

Reserves for losses and loss
  settlement expenses,
  end of the year                   $1,124,910      $1,033,376      $900,336
                                    ==========      ==========      ========

      The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses from 1987 through 1997 for the pooled business of the Mutual Company and Harleysville Group. "Reserve for losses and loss settlement expenses" sets forth the estimated liability for unpaid losses and loss settlement expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss settlement expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported.

      The "Reserves reestimated" portion of the table shows the reestimated amount of the previously recorded liability based on experience of each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. For example, the 1990 liability has developed a deficiency after seven years, in that reestimated losses and loss settlement expenses are expected to exceed the initial estimated liability established in 1990 of $676.5 million by $12.8 million, or 1.9%.

      The "Cumulative amount of reserves paid" portion of the table shows the cumulative losses and loss settlement expense payments made in succeeding years for losses incurred prior to the balance sheet date. For example, the 1990 column indicates that as of December 31, 1997, payments of $605.4 million of the currently reestimated ultimate liability for losses and loss settlement expenses had been made.

      The "Redundancy (deficiency)" portion of the table shows the cumulative redundancy or deficiency at December 31, 1997 of the reserve estimate shown on the top line of the corresponding column. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss settlement expenses or were reevaluated at less than the original reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss settlement expenses or were reevaluated at more than the originally reserved amount.

      The following table includes all 1997 pool participants as if they had participated in the pooling arrangement in all years indicated except for acquired pool participant companies, which are included from their date of acquisition. Under the terms of the pooling arrangement, Harleysville Group is not responsible for losses on the pooled business occurring prior to January 1, 1986.

                                                                  TOTAL POOLED BUSINESS
                                                                  YEAR ENDED DECEMBER 31,

               1987      1988      1989     1990     1991      1992      1993      1994     1995       1996        1997
             --------  --------  -------  -------  --------  --------  --------  --------  --------  ----------  ----------
                                                                  (dollars in thousands)
Reserve for
 losses and
 and loss
 settlement
 expenses    $425,880  $517,426  $610,128  $676,526  $742,989  $784,514  $825,028  $855,305  $900,336  $1,033,376  $1,124,910
Reserves
 reestimated:
One year
 later        427,071   511,373   597,709   661,323   739,030   781,746   819,494   837,255   856,493     995,656
Two years
 later        432,361   504,888   598,263   668,740   738,557   778,064   802,213   817,330   820,894
Three years
 later        432,663   511,780   608,568   673,043   737,408   774,420   800,129   800,365
Four years
 later        440,321   519,856   612,455   676,021   736,458   776,687   792,901
Five years
 later        445,999   523,070   616,796   678,390   742,878   770,420
Six years
 later        446,496   526,611   620,632   686,076   741,032
Seven years
 later        449,784   531,760   627,462   689,367
Eight years
 later        453,424   538,774   632,778
Nine years
 later        459,312   544,191
Ten years
 later        464,237

Cumulative
 amount of
 reserves paid:
One year
 later        136,389   158,587   200,569   220,747   236,833   244,210   255,078   246,935   273,744   328,691
Two years
 later        217,675   263,792   326,313   363,109   383,358   402,394   403,601   406,944   448,497
Three years
 later        282,643   340,128   418,355   459,024   485,045   503,309   511,281   525,840
Four years
 later        327,264   396,185   475,044   524,757   550,456   572,656   587,900
Five years
 later        361,291   429,388   513,573   563,807   594,452   616,940
Six years
 later        379,006   451,548   537,609   589,477   619,780
Seven years
 later        391,742   465,664   552,083   605,440
Eight years
 later        400,736   476,104   562,642
Nine years
 later        408,464   484,047
Ten years
 later        413,638
Redundancy
 (defi-
  ciency)     (38,357)  (26,765)  (22,650)  (12,841)    1,957    14,094   32,127    54,940   79,442    37,720
Redundancy
 (deficiency)
 expressed as
  a percent
  of year end
  reserves       (9.0)%    (5.2)%    (3.7)%    (1.9)%     0.3%      1.8%     3.9%      6.4%     8.8%      3.7%
Cumulative
 redundancy
 excluding
 pre-1986
 reserve
 develop-
 ment <F1>        527     5,658     2,850     9,955    20,718    29,978   46,985    68,137   89,098    42,631


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

                          HARLEYSVILLE GROUP BUSINESS ONLY

                                              YEAR ENDED DECEMBER 31,
                                        ---------------------------------
                                        1997          1996           1995
                                      ---------     ---------      ---------
                                                 (in thousands)
Reserves for losses and loss
   settlement expenses,
   beginning of the year              $718,700      $576,653       $535,452
                                      --------      --------       --------
Reserves of acquired company            34,836
                                      --------      --------       --------
Incurred losses and loss
   settlement expenses:
      Provision for insured
        events of the current
        year                           469,216       503,489        346,383
      Decrease in provision
        for insured events of
        prior years                    (29,728)      (34,999)       (10,887)
                                      --------      --------       --------

           Total incurred losses
             and loss settlement
             expenses                  439,488       468,490        335,496
                                      --------      --------       --------

Payments:
      Losses and loss settlement
        expenses attributable to
        insured events of the
        current year                   198,554       220,669        129,446
      Losses and loss settlement
        expenses attributable to
        insured events of prior
        years                          229,225       199,740        164,849
      Adjustment to beginning of
        the year reserves resulting
        from the change in the pool
        participation percentage       (28,318)      (93,966)
                                      --------      --------       --------

           Total payments              399,461       326,443        294,295
                                      --------      --------       --------

Reserves for losses and loss
   settlement expenses, end
   of the year                        $793,563      $718,700       $576,653
                                      ========      ========       ========

      Harleysville Group recognized a decrease in the provision for insured events of prior years (favorable development) of $29.7, $35.0 and $10.9 million in 1997, 1996 and 1995, respectively. The favorable development in 1997 and 1996 primarily related to lower than expected claim severity in the workers compensation and automobile lines of business. The 1995 favorable development primarily related to lower than expected claim severity in workers compensation.

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

                                                            HARLEYSVILLE GROUP BUSINESS
                                                               YEAR ENDED DECEMBER 31,

               1987      1988      1989      1990      1991       1992       1993       1994       1995       1996       1997
             --------  --------  --------  --------  --------   -------    --------   --------   --------   --------   -------
                                                               (dollars in thousands)
Reserves for
 losses
 and loss
 settlement
 expenses    $117,058   $166,994   $259,522   $300,197   $406,619   $437,883   $499,272   $535,452   $576,653   $718,700   $793,563
Reserves
 reestimated:
One year
 later        115,123    160,506    251,960    291,629    405,749    438,135    496,057    524,565    541,654    688,972
Two years
 later        114,307    155,911    249,871    294,354    404,849    435,005    483,635    507,090    513,555
Three years
 later        113,106    157,625    254,329    296,320    403,240    430,728    477,164    491,919
Four years
 later        115,280    160,746    256,045    297,187    400,579    429,125    468,804
Five years
 later        116,962    162,058    257,653    296,517    401,675    421,408
Six years
 later        116,644    163,186    257,828    298,436    397,275
Seven years
 later        117,620    164,149    259,184    297,598
Eight years
 later        117,678    165,625    259,775
Nine years
 later        118,422    166,299
Ten years
 later        118,749

Cumulative amount
 of reserves paid:
One year
 later         41,427     29,100     90,964    67,570     135,067    144,465    161,557    164,849    105,774    200,907
Two years
 later         51,032     72,381    126,668   145,954     219,233    234,991    254,840    219,225    204,030
Three years
 later         74,194     92,887    174,860   199,754     276,451    292,381    290,667    283,816
Four years
 later         84,111    119,488    205,124   235,650     312,539    314,848    329,830
Five years
 later         97,494    135,660    224,882   255,921     328,682    335,411
Six years
 later        104,373    145,701    236,145   265,062     338,515
Seven years
 later        108,827    151,012    239,937   270,201
Eight years
 later        111,065    153,221    242,514
Nine years
 later        112,231    154,577
Ten years
 later        112,223

Redundancy
 (defi-
  ciency)      (1,691)       695       (253)     2,599       9,344     16,475     30,468      43,533      63,098      29,728
Redundancy
 (deficiency)
 expressed as
 a percent of
 year end
 reserves        (1.4)%      0.4%      (0.1)%      0.9%        2.3%       3.8%       6.1%        8.1%       10.9%        4.1%


Gross reserve                                                       $486,608  $560,811   $603,088   $645,941   $796,820   $868,393
Ceded reserve                                                         48,725    61,539     67,636     69,288     78,120     74,830
                                                                    --------  --------   --------   --------   --------   --------
Net reserve                                                         $437,883  $499,272   $535,452   $576,653   $718,700   $793,563
                                                                    ========  ========   ========   ========   ========   ========

Gross re-
 estimated                                                          $467,800  $536,070   $560,458   $583,985   $767,656
Ceded re-
 estimated                                                            46,392    67,266     68,539     70,430     78,684
                                                                    --------  --------   --------   --------   --------
Net re-
 estimated                                                          $421,408  $468,804   $491,919   $513,555   $688,972
                                                                    ========  ========   ========   ========   ========

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

     Reinsurance for property and auto physical damage losses is currently maintained under a per risk excess of loss treaty affording recovery to $4,250,000, above a retention of $750,000. Harleysville Group's 1998 pooling share of such recovery would be $3,060,000 above a retention of $540,000. In addition, the Company's subsidiaries and the Mutual Company and its wholly-owned subsidiaries are reinsured under a catastrophe reinsurance treaty effective for one year from July 1, 1997 which provides coverage for 85% of up to $147 million in excess of a retention of $20 million for any given catastrophe. Harleysville Group's 1998 pooling share of this coverage would be 85% of up to $105.8 million in excess of a retention of $14.4 million for any given catastrophe. Pursuant to the terms of the treaty, the maximum recovery would be $125 million for any catastrophe involving an insured loss equal to or greater than $167 million. Harleysville Group's 1998 pooling share of this maximum recovery would be $90 million for any catastrophe involving an insured loss of $120 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Harleysville Group has not purchased funded catastrophe covers.

     Casualty reinsurance (including liability and workers compensation) is currently maintained under an excess of loss treaty affording recovery to $19,000,000 above a retention of $1,000,000 each loss occurrence. Harleysville Group's 1998 pooling share of such recovery would be $13,680,000 above a retention of $720,000. In addition, there is reinsurance to protect Harleysville Group from large workers compensation losses. For umbrella liability coverages, reinsurance protection up to $4,000,000 is provided over a retention of $1,000,000.
Harleysville Group's 1998 pooling share would provide for recovery of $2,880,000 over a retention of $720,000.

     Harleysville Group has a reinsurance agreement with Mutual whereby, in 1998, Mutual reinsures accumulated catastrophe losses in a quarter up to $16,200,000 in excess of $1,800,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes.

     The terms and charges for reinsurance coverage are typically negotiated annually. The reinsurance market is subject to conditions which are similar to those in the direct property and casualty insurance market, and there can be no assurance that reinsurance will remain available to Harleysville Group to the same extent and at the same cost currently maintained.

     Harleysville Group considers numerous factors in choosing reinsurers, the most important of which is the financial stability of the reinsurer. Harleysville Group has not experienced any material collectibility problems for its reinsurance recoverables.

     COMPETITION. The property and casualty insurance industry is highly competitive on the basis of both price and service. There are numerous companies competing for this business in the geographic areas where Harleysville Group operates, many of which are substantially larger and have considerably greater financial resources than Harleysville Group. In addition, because the insurance products of Harleysville Group and the Mutual Company are marketed exclusively through independent insurance agencies, most of which represent more than one company, Harleysville Group faces competition within each agency.

INVESTMENTS

     An important element of the financial results of Harleysville Group is the return on invested assets. An investment objective of Harleysville Group is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. An objective also is to provide adequate funds to pay claims without forced sales of investments. From 1994 to 1997, Harleysville Group invested $64 million in equity securities with the objective of capital appreciation. At December 31, 1997, the investment portfolio did not contain any securities that were rated at less than investment grade, and it did not contain any real estate or mortgage loans.

     Harleysville Group has adopted and follows an investment philosophy which precludes the purchase of non-investment grade fixed income securities. However, due to uncertainties in the economic environment, it is possible that the quality of investments held in Harleysville Group's portfolio may change.

     The following table shows the composition of Harleysville
Group's fixed maturity investment portfolio at amortized cost, excluding short-term investments, by rating as of December 31, 1997:

                                        DECEMBER 31, 1997
                                    -----------------------
                                     AMOUNT          PERCENT
                                   ----------        -------
                                     (dollars in thousands)
RATING<F1>
------

U.S. Treasury and U.S.
 agency bonds<F2>                 $  240,892          18.9%
Aaa                                  347,568          27.3
Aa                                   421,776          33.2
A                                    239,332          18.8
Baa                                   22,947           1.8
                                  ----------         -----

      Total                       $1,272,515         100.0%
                                  ==========         =====

---------------
[FN]
<F1>Ratings assigned by Moody's Investors Services, Inc.
<F2>Includes GNMA pass-through obligations and collateralized mortgage obligations.

      Harleysville Group invests in both taxable and tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds made up approximately 45%, 45% and 37% of the total investment portfolio at December 31, 1997, 1996 and 1995, respectively.

      The following table shows the composition of Harleysville
Group's investment portfolio at carrying value, excluding short-term investments, by type of security as of December 31, 1997:

                                                 DECEMBER 31, 1997
                                              -----------------------
                                               AMOUNT         PERCENT
                                             ----------       -------
                                               (dollars in thousands)

Fixed maturities:
 U.S. Treasury obligations                   $   44,188          3.1%
 U.S. agency obligations                         61,420          4.3
 Mortgage-backed securities                     146,217         10.3
 Obligations of states and
    political subdivisions                      638,007         44.8
 Corporate securities                           411,578         28.9
                                             ----------        -----

      Total fixed maturities                  1,301,410         91.4
                                             ----------        -----

Equity securities                               121,830          8.6
                                             ----------        -----

      Total                                  $1,423,240        100.0%
                                             ==========        =====

      Investment results of Harleysville Group's fixed maturity investment portfolio for each of the three years ended December 31, 1997 are shown in the following table:

                                       YEAR ENDED DECEMBER 31,
                               -----------------------------------
                                1997             1996             1995
                             ----------       ----------       ---------
                                        (dollars in thousands)

  Invested assets<F1>        $1,223,175       $1,133,640        $960,114
  Investment income<F2>      $   79,765       $   75,204        $ 67,428
  Average yield                     6.5%             6.6%            7.0%

---------------
[FN]
<F1>Average of the aggregate invested amounts at amortized cost at the beginning and end of the period, adjusted for the 1997 and 1996 pooling agreement amendments and the acquisition of Minnesota Fire.

<F2>Investment income does not include investment expenses,
    realized investment gains or losses or provision for income taxes.

      The following table indicates the composition of Harleysville Group's fixed maturity investment portfolio at carrying value, excluding short-term investments, by time to maturity as of December 31, 1997:

                                                 DECEMBER 31, 1997
                                              ---------------------
                                               AMOUNT       PERCENT
                                              --------      -------
                                             (dollars in thousands)
             DUE IN<F1>
             ---------
1 year or less                              $   51,971         4.0%
Over 1 year through 5 years                    245,131        18.8
Over 5 years through 10 years                  440,813        33.9
Over 10 years                                  417,278        32.1
                                            ----------       -----
                                             1,155,193        88.8

Mortgage-backed securities                     146,217        11.2
                                            ----------       -----

     Total                                  $1,301,410       100.0%
                                            ==========       =====
---------------
[FN]
<F1>Based on stated maturity dates with no prepayment assumptions.
    Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


     The average life of Harleysville Group's investment portfolio as of December 31, 1997 was approximately 6 years.

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

      All of the states in which Harleysville Group and the Mutual Company do business have guaranty fund laws under which insurers doing business in such states can be assessed up to 2% of annual premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder and third party claims against insolvent insurers. During the five years ended December 31, 1997, the amount of such insolvency assessments paid by Harleysville Group and the Mutual Company was not material.

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

      The Company's insurance subsidiaries are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to the Company without the prior approval of the respective state regulatory authorities.
Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary's statutory surplus as of a certain date, or adjusted net income of the
subsidiary, for the preceding year.   Applying current regulatory
restrictions as of December 31, 1997, $24,061,000 would be available for distribution to Harleysville Group Inc. without prior approval until September 30, 1998, after which $57,808,000 would be available for distribution to Harleysville Group Inc. without prior approval. The Company's insurance subsidiaries paid dividends of $31.7 million to Harleysville Group Inc. in 1997. No dividends were paid in 1996 or 1995.

      The National Association of Insurance Commissioners has adopted risk-based capital (RBC) standards that require insurance companies to calculate and report statutory capital and surplus needs based on a formula measuring underwriting, investment and other business risks inherent in an individual company's operations. These RBC standards have not affected the operations of Harleysville Group since each of the Company's insurance subsidiaries has statutory capital and surplus in excess of RBC requirements.

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


                          NET INCOME                    SHAREHOLDERS' EQUITY
                    YEAR ENDED DECEMBER 31,                 DECEMBER 31,
                  --------------------------            --------------------
                  1997       1996        1995            1997         1996
                --------   --------    --------        ---------    ---------
                                            (in thousands)

SAP amounts     $59,658    $15,332     $36,063         $398,468     $326,455
Adjustments:
 Deferred
  policy
  acquisition
  costs            (841)     9,670       6,619           72,076       68,779
 Deferred
  income
  taxes             507      7,118        (502)          20,338       32,086
 Unrealized
  investment
  gains                                                  28,833       14,532
 Other, net      (4,519)    (3,505)       (608)          14,724        7,735
Holding
 company<F1>       (733)        65        (241)         (87,924)     (79,342)
                -------    -------     -------         --------     --------

GAAP amounts    $54,072    $28,680     $41,331         $446,515     $370,245
                =======    =======     =======         ========     ========

[FN]
<F1>Represents the GAAP income and equity amounts for Harleysville
    Group Inc., excluding the earnings of and investment in subsidiaries.


RELATIONSHIP WITH THE MUTUAL COMPANY

      Harleysville Group's operations are interrelated with the operations of the Mutual Company due to the pooling arrangement and other factors. The Mutual Company owns approximately 54% of Harleysville Group. Harleysville Group employees provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. The cost of facilities and employees required to conduct the business of both companies is charged on a cost-allocated basis. Harleysville Group also manages the operations of the Mutual Company and its wholly-owned subsidiaries pursuant to a management agreement which commenced January 1, 1993 under which Harleysville Group receives a management fee. Harleysville Group also manages the operations of Berkshire Mutual Insurance Company, a small property and casualty insurance company, pursuant to a management services agreement. Harleysville Group received $6.0 million, $6.6 million and $6.9 million for the years ended December 31, 1997, 1996 and 1995, respectively, for all such management services.

      All of the Company's officers are officers of the Mutual Company, and five of the Company's eight directors are directors of the Mutual Company. A coordinating committee exists to review and evaluate the pooling agreement and is responsible for matters involving actual or potential conflicts of interest between the two companies. The decisions of the coordinating committee are binding on the two companies. No intercompany transaction can be authorized by the coordinating committee unless the Company's committee members conclude that such transaction is fair and equitable to Harleysville Group. The coordinating committee consists of seven non-employee directors, three from Harleysville Group Inc. and three from the Mutual Company all of whom are not members of both Boards and one, the Chairman, who is a member of both Boards. For information concerning the members of the coordinating committee, see "Board and Committee Meetings" section on pages 5 to 6 of the Company's proxy statement relating to the annual meeting of the shareholders to be held April 22, 1998 which is incorporated by reference in this Form 10-K Report.

      The Mutual Company leases the home office from Harleysville Group with which it shares most of the facility. Rental income under the lease was $2,754,000 for 1997 and 1996 and $2,750,000 for 1995. Harleysville Group believes that the lease terms are no less favorable to it than if the property were leased to a non-affiliate.

        In connection with the acquisition of Mid-America and New York Casualty, the Company borrowed approximately $18.5 million from the Mutual Company. See Note 8 of the Notes to Consolidated Financial Statements. For additional information with respect to transactions with the Mutual Company, see Note 3 of the Notes to Consolidated Financial Statements.

EMPLOYEES

      All employees are paid by Harleysville Group and, accordingly, are considered to be employees of Harleysville Group. As of December 31, 1997, there were 2,732 employees. They provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. See "Business-Relationship with the Mutual Company" and Note 3(c) of the Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES.
------- ----------

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


ITEM 3. LEGAL PROCEEDINGS.
------- -----------------

      Harleysville Group is a party to numerous lawsuits arising in the ordinary course of its insurance business. Harleysville Group believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------- ---------------------------------------------------

      No matter was submitted during the fourth quarter of 1997 to a vote of holders of the Company's Common Stock.

EXECUTIVE OFFICERS OF THE COMPANY

      All of the persons listed below are executive officers of Harleysville Group or its affiliates. There are no family relationships between any of the Company's executive officers and directors, and there are no arrangements or understandings between any of these officers and any other person pursuant to which the officer was selected as an officer.

         Name                 Age                    Position
---------------------         ---       ----------------------------------
Walter R. Bateman, II          50        President, Chief Executive Officer
                                            and Director
Thomas E. Roden                62        Executive Vice President
Roger A. Brown                 49        Senior Vice President, Secretary
                                            and General Counsel
Mark R. Cummins                41        Senior Vice President, Chief
                                            Investment Officer and Treasurer
Bruce J. Magee                 43        Senior Vice President and
                                            Chief Financial Officer
E. Wayne Ratz                  52        Senior Vice President and Chief
                                         Information Officer
Spencer M. Roman               49        Senior Vice President
Robert G. Whitlock, Jr.        41        Senior Vice President and Chief
                                            Actuary
Roger J. Beekley               55        Vice President and Controller


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

      Mark R. Cummins has been Senior Vice President, Chief
Investment Officer and Treasurer of Harleysville Group and the
Mutual Company since 1992. Since January 1, 1996, he also has been in charge of corporate administration.

      Bruce J. Magee has been Senior Vice President and Chief
Financial Officer of Harleysville Group and the Mutual Company since January 1, 1994. From 1986 to 1993 he was Vice President and Controller of Harleysville Group.

      E. Wayne Ratz has been Senior Vice President and Chief Information Officer of Harleysville Group and the Mutual Company since February 1997. From 1967 to 1997 he was employed by General Accident Insurance Company, most recently as Vice President of Information Services/Application Services.

      Spencer M. Roman has been Senior Vice President since 1993. Since January 1, 1996, he has been in charge of marketing, claims and underwriting. He was in charge of marketing for the three preceding years. From 1970 to 1993 he was employed by General Accident Insurance Company, most recently as Vice President of Marketing/Planning.

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

                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
------- ----------------------------------------------------
STOCKHOLDER MATTERS.
-------------------
      The "Market for Common Stock and Related Security Holder Matters" section from the Company's annual report to stockholders for the year ended December 31, 1997, which is included as Exhibit
(13)(D) to this Form 10-K Report, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.
------- ------------------------
      The "Selected Consolidated Financial Data" section from the
Company's annual report to stockholders for the year ended December 31, 1997, which is included as Exhibit (13)(A) to this Form 10-K
Report, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------  -----------------------------------------------------------
AND RESULTS OF OPERATIONS.
-------------------------
      The "Management's Discussion and Analysis of Results of Operations and Financial Condition" section from the Company's annual report to stockholders for the year ended December 31, 1997, which is included as Exhibit (13)(B) to this Form 10-K Report, is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
-------  -----------------------------------------------------
RISK.
----
      Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------  -------------------------------------------
      The consolidated financial statements from the Company's annual report to stockholders for the year ended December 31, 1997, which is included as Exhibit (13)(C) to this Form 10-K Report, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------  -----------------------------------------------------------
AND FINANCIAL DISCLOSURE.
------------------------
      None.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------  --------------------------------------------------
      The "Election of Directors" section, which provides information regarding the Company's directors, on pages 3 to 5 and the "Section 16(a) Beneficial Ownership Reporting Compliance" section on page 23 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 22, 1998, are incorporated herein by reference.

      The information concerning executive officers called for by
Item 10 of Form 10-K is set forth in Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.
-------  ----------------------
      The information set forth on pages 10 to 21 and the "Compensation of Directors" section on pages 6 to 8 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 22, 1998, are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
MANAGEMENT.
----------
      The "Ownership of Common Stock" section on pages 8 to 9 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 22, 1998, are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------  ----------------------------------------------
      The "Transactions with Harleysville Mutual" section on pages 22 to 23 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 22, 1998, is incorporated herein by reference.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-------  ------------------------------------------------------
FORM 8-K.
--------

(a)   (1)  The following consolidated financial statements are filed as a part of this report:

      Consolidated Financial Statements                               Page
                                                                     ------
         Consolidated Balance Sheets as of
           December 31, 1997 and 1996                                  23*
         Consolidated Statements of Income for
           Each of the Years in the Three-year
           Period Ended December 31, 1997                              24*
         Consolidated Statements of Stockholders'
           Equity for Each of the Years in the Three-
           year Period Ended December 31, 1997                         25*
         Consolidated Statements of Cash Flows
           for Each of the Years in the Three-year
           Period Ended December 31, 1997                              26*
         Notes to Consolidated Financial Statements                    27*
      Independent Auditors' Report                                     39*

      (2) The following consolidated financial statement schedules for the years 1997, 1996 and 1995 are submitted herewith:

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

--------------------
      *Refers to the respective page of Harleysville Group Inc.'s 1997 Annual Report to Stockholders. The Consolidated Financial Statements and Independent Auditors' Report, which are included as Exhibit (13)(C), are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

      (3)  Exhibits

 EXHIBIT
   NO.                  DESCRIPTION OF EXHIBITS
--------    -----------------------------------------------
 ( 3)(A)    Amended and restated Certificate of Incor-
            poration of Registrant - incorporated herein by reference to Exhibit (4)(A) to the Registrant's Form S-8 Registration Statement
            No. 333-03127 filed May 3, 1996.

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

 EXHIBIT
   NO.                  DESCRIPTION OF EXHIBITS
--------    -----------------------------------------------
*(10)(F)    Harleysville Mutual Insurance Company/
            Harleysville Group Inc. Senior Management
            Incentive Bonus Plan As Amended and Restated
            November 20, 1996 - incorporated herein by reference to Exhibit (10)(F) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

*(10)(H)    Equity Incentive Plan of Registrant, as amended
            - incorporated herein by reference to Exhibit
            (4)(C) to the Registrant's Form S-8 Registra-tion Statement No. 333-25817 filed April 25,
            1997.

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

 EXHIBIT
   NO.                  DESCRIPTION OF EXHIBITS
--------    -----------------------------------------------
 (10)(P)    Amendment, effective January 1, 1997 to the
            Proportional Reinsurance Agreement effective
            January 1, 1986 among Harleysville Mutual
            Insurance Company, Huron Insurance Company,
            Harleysville Insurance Company of New Jersey,
            Harleysville-Atlantic Insurance Company,
            Worcester Insurance Company, Mid-America
            Insurance Company, New York Casualty Insurance
            Company, Great Oaks Insurance Company, Pennland
            Insurance Company and Lake States Insurance
            Company - incorporated herein by reference to Exhibit (10)(P) to the Registrant's Annual
            Report on Form 10-K for the year ended December
            31, 1996.

 (10)(Q)    Amendment, effective January 1, 1998 to the
            Proportional Reinsurance Agreement effective
            January 1, 1986 among Harleysville Mutual
            Insurance Company, Huron Insurance Company,
            Harleysville Insurance Company of New Jersey,
            Harleysville-Atlantic Insurance Company,
            Worcester Insurance Company, Mid-America
            Insurance Company, New York Casualty Insurance
            Company, Great Oaks Insurance Company, Pennland
            Insurance Company, Lake States Insurance
            Company and Minnesota Fire and Casualty
            Company.

*(10)(R) Long-Term Incentive Plan for senior officers of Harleysville Mutual Insurance Company and
            Registrant - incorporated herein by reference to Exhibit 10(V) to the Registrant's Annual
            Report on Form 10-K for the year ended December
            31, 1988.

 (10)(S) Lease effective January 1, 1995 between Harleys-ville, Ltd. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit (10)(R) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
*(10)(T) 1990 Directors' Stock Option Program of Registrant - incorporated herein by reference to Exhibit (10)(R) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
*(10)(U) 1995 Directors' Stock Option Program of Registrant - incorporated herein by reference to Exhibit (10)(S) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

 EXHIBIT
   NO.                   DESCRIPTION OF EXHIBITS
--------     -----------------------------------------------
 (10)(V)     Loan Agreement dated as of March 19, 1998 by
             and between Harleysville Group Inc. and
             Harleysville Mutual Insurance Company.

 (10)(W)     Form of Management Agreements dated January 1,
             1994 between Harleysville Group Inc. and
             Harleysville Mutual Insurance Company,
             Harleysville-Garden State Insurance Company,
             Pennland Insurance Company, Berkshire Mutual
             Insurance Company and Harleysville Life
             Insurance Company - incorporated herein by reference to Exhibit (10)(U) to the Registrant's Annual Statement on Form 10-K for the year ended December 31, 1993.

 (10)(X) Form of Salary Allocation Agreements dated January 1, 1993 between Harleysville Group Inc. and Harleysville Mutual Insurance Company, Harleysville-Garden State Insurance Company, Pennland Insurance Company, Berkshire Mutual Insurance Company and Harleysville Life Insurance Company - incorporated herein by reference to Exhibit (10)(U) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 (10)(Y) Equipment and Supplies Allocation Agreement dated January 1, 1993 between Harleysville Mutual Insurance Company and Harleysville Group Inc. - incorporated herein by reference to Exhibit (10)(V) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

*(10)(Z) 1992 Incentive Stock Option Plan for Employees Amended and Restated August 26, 1992 - incorporated herein by reference to Exhibit
             (10)(W) to the Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1992.

*(10)(AA)    Harleysville Group Inc. Supplemental Pension
             Plan dated May 25, 1994 - incorporated herein by reference to Exhibit (10)(AA) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

*(10)(AB)    1996 Directors' Stock Purchase Plan of
             Registrant - incorporated herein by reference to Exhibit (4)(C) to the Registrant's From S-8
             Registration Statement No. 333-03127 filed May
             3, 1996.

 EXHIBIT
   NO.                   DESCRIPTION OF EXHIBITS
--------     -----------------------------------------------
*(10)(AC)    Directors Equity Award Program of Registrant -
             incorporated herein by reference to Exhibit
             (4)(C) to the Registrant's Form S-8
             Registration Statement No. 333-09701 filed
             August 7, 1996.

 (13)(A)     Selected Consolidated Financial Data from the
             Company's 1997 annual report to stockholders.

 (13)(B) Management's Discussion and Analysis of Results of Operations and Financial Condition from the Company's 1997 annual report to stockholders.

 (13)(C) Consolidated financial statements from the Company's 1997 annual report to stockholders.

 (13)(D)     Market for Common Stock and Related Security
             Holder Matters from the Company's 1997 annual report to stockholders.

 (21)        Subsidiaries of Registrant.


 (23)        Independent Auditors' Consent and Report on
             Schedules.

 (27)        Financial Data Schedule

 (99)        Form 11-K Annual Report for the Harleysville
             Group Inc. Employee Stock Purchase Plan for the year ended December 31, 1997.


---------------
* Management contract or compensatory plan, contract or arrangement filed pursuant to Item 14(c) of this report.
P - Filed in paper format pursuant to Rule 311, paragraph (c).

(b) Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                  HARLEYSVILLE GROUP
                         SCHEDULE I - SUMMARY OF INVESTMENTS -
                       OTHER THAN INVESTMENTS IN RELATED PARTIES
                                   DECEMBER 31, 1997
                                    (in thousands)


                                                                 AMOUNT
                                                                AT WHICH
                                                                SHOWN IN
                                                              THE BALANCE
  TYPE OF INVESTMENT             COST            VALUE           SHEET
-------------------------     ----------      ----------      -----------

Fixed maturities:

    United States
      government and
      government agencies
      and authorities         $  103,037      $  106,121       $  105,608

    States, municipalities
      and political
      subdivisions               621,453         657,257          638,007

    Mortgage-backed
      securities                 139,081         146,217          146,217

    All other corporate
      bonds                      408,944         424,162          411,578
                              ----------      ----------       ----------

      Total fixed
        maturities             1,272,515       1,333,757        1,301,410
                              ----------      ----------       ----------

Equity securities:

    Common stocks
      Banks, trust and
       insurance companies        13,181          21,820           21,820
      Industrial,
       miscellaneous and
       all other                  66,040         100,010          100,010
                              ----------      ----------       ----------

      Total equities              79,221         121,830          121,830
                              ----------      ----------       ----------

Short-term
  investments                     28,350                           28,350
                              ----------                       ----------

      Total investments       $1,380,086                       $1,451,590
                              ==========                       ==========

                                HARLEYSVILLE GROUP INC.
            SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                               CONDENSED BALANCE SHEETS
                           (in thousands, except share data)

                                                    DECEMBER 31,
                                             ------------------------
                                               1997              1996
                                            ---------         ---------
                        ASSETS

Short-term investments                       $  1,921           $  1,440
Fixed maturities:
  Available for sale, at fair
   value (cost $1,843 and $10,811)              1,911             10,989
Investments in common
  stock of subsidiaries
  (equity method)                             534,439            449,586
Accrued investment income                          33                119
Due from affiliate                              3,872              2,880
Other assets                                    4,831              4,370
                                             --------           --------

  Total assets                               $547,007           $469,384
                                             ========           ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                         $ 93,500           $ 93,500
Accounts payable and
  accrued expenses                              5,895              5,187
Federal income taxes payable                    1,097                452
                                             --------           --------

  Total liabilities                           100,492             99,139
                                             --------           --------

Shareholders' equity:
  Preferred stock, $1 par value;
   authorized 1,000,000 shares,
   none issued
  Common stock, $1 par value;
   authorized 80,000,000 shares;
   shares issued and outstanding
   1997, 28,821,973 and 1996, 14,139,862      28,822             14,140
  Additional paid-in capital                 113,646            121,033
  Net unrealized investment gains,
   net of deferred income taxes               46,478             18,982
  Retained earnings                          257,569            216,090
                                            --------           --------

  Total shareholders' equity                 446,515            370,245
                                            --------           --------

  Total liabilities and
   shareholders' equity                     $547,007           $469,384
                                            ========           ========

                                HARLEYSVILLE GROUP INC.
            SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                            CONDENSED STATEMENTS OF INCOME
                                    (in thousands)


                                         YEAR ENDED DECEMBER 31,
                                    --------------------------------
                                    1997          1996          1995
                                  --------      --------      --------


Revenues                          $ 6,747      $ 7,603       $ 7,528
Expenses:
  Interest                          6,441        6,378         6,526
  Expenses other than
   interest                         1,435        1,116         1,386
                                  -------      -------       -------

                                   (1,129)         109          (384)
Income tax expense
  (benefit)                          (397)          44          (143)
                                  -------      -------       -------

Income (loss) before
  equity in income of
  subsidiaries                       (732)          65          (241)

Equity in income of
  subsidiaries                     54,804       28,615        41,572
                                  -------      -------       -------

Net income                        $54,072      $28,680       $41,331
                                  =======      =======       =======

                                HARLEYSVILLE GROUP INC.
            SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (in thousands)

                                                YEAR ENDED DECEMBER 31,
                                           ---------------------------------
                                             1997        1996         1995
                                          ---------    ---------    ---------

Cash flows from operating
  activities:
  Net income                              $ 54,072     $ 28,680     $ 41,331
  Adjustments to reconcile
   net income to net cash
   used by operating activities:
     Equity in undistributed
       earnings of subsidiaries            (54,804)     (28,615)     (41,572)
     Decrease in accrued
       investment income                        86           46          168
     Increase (decrease) in
       accrued income taxes                    684         (896)        (883)
     (Gain) loss on sale of
       investments                             (62)                      667
     Other, net                               (983)        (464)        (737)
                                          --------     --------     --------
       Net cash used by
         operating activities               (1,007)      (1,249)      (1,026)
                                          --------     --------     --------

Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                                                         (5,964)
    Sales                                    9,043        1,500       15,616
  Net sales (purchases) or
    maturities of short-term
    investments                               (481)         420       (1,396)
  Acquisition                              (33,986)
  Contributions to subsidiaries                                       (5,000)
                                          --------     --------     --------
       Net cash provided (used)
        by investing activities            (25,424)       1,920        3,256
                                          --------     --------     --------

Cash flows from financing activities:
  Issuance of common stock                   7,295        9,936        8,022
  Dividends from subsidiarie                31,729           23           24
  Dividends paid                           (12,593)     (11,155)      (9,751)
                                          --------     --------      --------
       Net cash provided (used)
         by financing activities            26,431       (1,196)      (1,705)
                                          --------     --------     --------

  Change in cash                              -            (525)         525

    Cash at beginning of year                 -             525          -
                                          --------     --------      --------

    Cash at end of year                   $   -        $   -         $    525
                                          ========     ========      ========

                                      HARLEYSVILLE GROUP
                      SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                       YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
                                        (in thousands)


                          LIABILITY
                          FOR UNPAID                                                    AMORTIZATION
            DEFERRED      LOSSES                                          LOSSES        OF DEFERRED
            POLICY        AND LOSS                           NET          AND LOSS      POLICY         OTHER
            ACQUISITION   SETTLEMENT   UNEARNED   EARNED     INVESTMENT   SETTLEMENT    ACQUISITION    UNDERWRITING    PREMIUMS
            COSTS         EXPENSES     PREMIUMS   PREMIUMS   INCOME       EXPENSES      COSTS          EXPENSES        WRITTEN
            -----------   ----------   --------   --------   ---------    ----------    ------------   ------------    ---------

Year Ended:

 December 31,
 1997         $72,076     $868,393    $298,625    $624,905   $81,783     $439,488      $157,591        $50,108        $616,937
              =======     ========    ========    ========   =======     ========      ========        =======        ========

  December 31,
  1996        $68,779     $796,820    $281,366    $615,197   $78,008     $468,490      $154,320        $43,965        $660,743
              =======     ========    ========    ========   =======     ========      ========        =======        ========

  December 31,
  1995        $59,109     $645,941    $238,710    $477,042   $68,445     $335,496      $123,019        $37,764        $505,478
              =======     ========    ========    ========   =======     ========      ========        =======        ========

                                                41

                                        HARLEYSVILLE GROUP
                                     SCHEDULE IV - REINSURANCE
                           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                          (in thousands)

                                              ASSUMED               PERCENTAGE
                                  CEDED        FROM                 OF AMOUNT
                      GROSS      TO OTHER     OTHER         NET       ASSUMED
                     AMOUNT     COMPANIES   COMPANIES     AMOUNT      TO NET
                    --------    ---------   ---------    --------   ----------

Year ended
 December 31, 1997
 Property and
 casualty
 premiums          $542,887    $566,440     $648,458     $624,905     103.8%
                   ========    ========     ========     ========     ======

Year ended
 December 31, 1996
 Property and
 casualty
 premiums         $494,215     $422,623     $543,605     $615,197      88.4%
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

                                     HARLEYSVILLE GROUP
                 SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
                             PROPERTY AND CASUALTY SUBSIDIARIES
                       YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                      (in thousands)


                                            LOSSES AND LOSS
                LIABILITY                 SETTLEMENT EXPENSES
                FOR UNPAID    DISCOUNT,   (BENEFITS) INCURRED
                LOSSES AND     IF ANY,         RELATED TO          PAID LOSSES
                   LOSS       DEDUCTED     -------------------       AND LOSS
                SETTLEMENT      FROM        CURRENT     PRIOR       SETTLEMENT
                 EXPENSES     RESERVES       YEAR       YEARS        EXPENSES
                ----------    --------     --------    -------     -----------
Year ended:

 December 31,
   1997          $868,393     $9,433      $469,216    $(29,728)     $399,461
                 ========     ======      ========    ========      ========

 December 31,
   1996          $796,820     $9,185      $503,489    $(34,999)     $326,443
                 ========     ======      ========    ========      ========

 December 31,
   1995          $645,941     $5,271      $346,383    $(10,887)     $294,295
                 ========     ======      ========    ========      ========


Notes:    (1)    The amount of discount relates to certain long-term
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

                                           HARLEYSVILLE GROUP INC.


Date:  March 25, 1998                     By:    /s/WALTER R. BATEMAN
                                             --------------------------------
                                                     Walter R. Bateman
                                                       President and
                                                  Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       SIGNATURE                         TITLE                       DATE
-----------------------       --------------------------        --------------


                                Chairman of the Board
/s/BRADFORD W. MITCHELL            and a Director              March 25, 1998
-----------------------
   Bradford W. Mitchell



                                      President,
                                Chief Executive Officer
/s/WALTER R. BATEMAN               and a Director              March 25, 1998
----------------------
   Walter R. Bateman


                                Senior Vice President
                                  and Chief Financial
                            Officer (principal financial
                                officer and principal
 /s/BRUCE J. MAGEE                accounting officer)          March 25, 1998
----------------------
    Bruce J. Magee

                                       SIGNATURES
                                       (Continued)


      SIGNATURE                        TITLE                       DATE
-----------------------      -------------------------        --------------

 /s/LOWELL R. BECK                    Director                March 25, 1998
----------------------
    Lowell R. Beck


/s/MICHAEL L. BROWNE                  Director                March 25, 1998
----------------------
   Michael L. Browne


/s/ROBERT D. BUZZELL                  Director                March 25, 1998
----------------------
   Robert D. Buzzell


/s/GERARD G. JOHNSON                  Director                March 25, 1998
----------------------
   Gerard G. Johnson


  /s/FRANK E. REED                    Director                March 25, 1998
----------------------
     Frank E. Reed


/s/WILLIAM E. STRASBURG               Director                March 25, 1998
-----------------------
   William E. Strasburg

                            EXHIBIT INDEX

 EXHIBIT
   NO.                    DESCRIPTION OF EXHIBITS
--------      -----------------------------------------------

 (10)(Q)      Amendment, effective January 1, 1998 to the
              Proportional Reinsurance Agreement effective
              January 1, 1986 among Harleysville Mutual
              Insurance Company, Huron Insurance Company,
              Harleysville Insurance Company of New Jersey
              Harleysville-Atlantic Insurance Company,
              Worcester Insurance Company, Mid-America
              Insurance Company, New York Casualty
              Insurance Company, Great Oaks Insurance
              Company, Pennland Insurance Company, Lake
              States Insurance Company and Minnesota Fire and Casualty Company.

 (10)(V) Loan Agreement dated as of March 19, 1998 by and between Harleysville Group Inc. and Harleysville Mutual Insurance Company.

 (13)(A) Selected Consolidated Financial Data from the Company's 1997 annual report to stockholders.

 (13)(B)      Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition from the Company's 1997 annual report to stockholders.

 (13)(C) Consolidated financial statements from the Company's 1997 annual report to stockholders.

 (13)(D)      Market for Common Stock and Related Security
              Holder Matters from the Company's 1997
              annual report to stockholders.

 (21)         Subsidiaries of Registrant.

 (23)         Independent Auditors' Consent and Report on
              Schedules.

 (27)         Financial Data Schedule

 (99)         Form 11-K Annual Report for the Harleysville
              Group Inc. Employee Stock Purchase Plan for the year ended December 31, 1997.