Form 10-Q
period 1998-03-31
HARLEYSVILLE GROUP INC
filed 1998-05-11
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549

	FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        MARCH 31, 1998
                         						     -------------------

              	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 			SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                         						-------------    -------------

Commission file number     0-14697
                				   --------------

	              HARLEYSVILLE GROUP INC.
	----------------------------------------------------
	(Exact name of registrant as specified in its charter)


          DELAWARE					            	    51-0241172
-------------------------------		  	------------------
(State or other jurisdiction of		 	 (I.R.S. Employer
incorporation or organization)			  	Identification No.)


	  355 MAPLE AVENUE,  HARLEYSVILLE, PENNSYLVANIA  19438-2297
	----------------------------------------------------------
	(Address of principal executive offices, including zip code)


	                 (215) 256-5000
	--------------------------------------------------
	(Registrant's telephone number, including area code)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
 Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  .  No      .
    -----      ------


	At May 1, 1998 28,985,537 shares of common stock of Harleysville Group Inc. were outstanding.

	HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

	INDEX

                                                        	Page Number
                                                       		-----------
Part I - Financial Information

	Consolidated Balance Sheets - March 31, 1998 and
	   December 31, 1997                                         		3

	Consolidated Statements of Income - For the
	   three months ended March 31, 1998 and 1997                  4

	Consolidated Statement of Shareholders' Equity -
	   For the three months ended March 31, 1998                 		5

	Consolidated Statements of Cash Flows -
	   For the three months ended March 31, 1998
	   and 1997                                                  		6

	Notes to Consolidated Financial Statements                   		7

	Management's Discussion and Analysis of Results
	   of Operations and Financial Condition	                    	10


Part II - Other Information                                  		12

	HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS
	(in thousands, except share data)

                                       				  MARCH 31,    	DECEMBER 31,
	                                       		    1998        	    1997
                                       				------------   	-----------
                                      				 (Unaudited)
			            ASSETS
			            ------
Investments:
	Fixed maturities:
		Held to maturity, at amortized
			cost (fair value $673,158
			and $643,951)                          	$  642,565    	$  611,604
		Available for sale, at fair value
			(amortized cost $671,588 and
			$660,911)                                 	697,905       	689,806
	Equity securities, at fair value
		(cost $82,686 and $79,221)                 	140,994       	121,830
	Short-term investments, at cost,
		which approximates fair value               	11,217        	28,350
                                       				----------    	----------
			Total investments                       	1,492,681     	1,451,590
Cash                                         		23,475         	1,460
Receivables:
	Premiums                                     	81,408        	83,948
	Reinsurance                                  	82,254        	78,750
	Accrued investment income                    	20,853        	21,253
         	                              			----------    	----------
			Total receivables                         	184,515       	183,951
Deferred policy acquisition costs             	73,668        	72,076
Prepaid reinsurance premiums                  	11,118        	14,504
Property and equipment, net                   	24,656        	24,778
Deferred income taxes                         	15,834        	18,906
Other assets                                  	34,590        	33,930
                                       				----------	    ----------
		Total assets                            	$1,860,537    	$1,801,195
                                       				==========    	==========


			LIABILITIES AND SHAREHOLDERS' EQUITY
			------------------------------------
Liabilities:
	Unpaid losses and loss
		settlement expenses                     	$  893,417   	$  868,393
	Unearned premiums                           	302,874      	298,625
	Accounts payable and accrued expenses        	89,120       	72,427
	Debt                                         	97,440       	97,440
	Due to affiliate                              	9,471       	17,795
	                                       			----------   	----------
			Total liabilities                       	1,392,322    	1,354,680
		                                       		----------   	----------

Shareholders' equity:
	Preferred stock, $1 par value, authorized
		1,000,000 shares; none issued
	Common stock, $1 par value, authorized
		80,000,000 shares; issued and
		outstanding 28,967,604 and
		28,821,973 shares                           	28,968       	28,822
	Additional paid-in capital                  	116,098      	113,646
	Accumulated other comprehensive income       	55,006       	46,478
	Retained earnings                           	268,143      	257,569
		                                       		----------   	----------

			Total shareholders' equity                	468,215      	446,515
			                                       	----------   	----------

			Total liabilities and
			  shareholders' equity                 	$1,860,537   	$1,801,195
		                                       		==========   	==========



See accompanying notes to consolidated financial statements.

	HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
	(dollars in thousands, except per share data)

                                           		  1998   	    1997
	                                         			--------   	--------
Revenues:

	Premiums earned                            	$162,632   	$156,381
	Investment income, net of
		investment expense                          	21,235     	20,591
	Realized investment gains                    	 3,648        	466
	Other income                                  	2,990      	2,744
		                                         		--------   	--------

			Total revenues                            	190,505    	180,182
		                                         		--------   	--------

Losses and expenses:

	Losses and loss settlement expenses         	116,291    	114,783
	Amortization of deferred policy
		acquisition costs                           	41,112     	39,455
	Other underwriting expenses                  	13,298     	10,800
	Interest expense                              	1,640      	1,641
	Other expenses                                  	885        	689
	                                         			--------   	--------

			Total expenses                            	173,226    	167,368
			                                         	--------   	--------

			Income before income taxes                 	17,279     	12,814

Income taxes                                   	3,377      	1,982
   	                                      			--------   	--------

			Net income                               	$ 13,902   	$ 10,832
		                                         		========   	========

Per common share:

	Basic earnings                             	$   . 48   	$   . 38
			                                         	========   	========

	Diluted earnings                           	$   . 47   	$   . 38
			                                         	========   	========

	Cash dividend                              	$   .115   	$   .105
                                         				========   	========


See accompanying notes to consolidated financial statements.

	HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
	(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 1998
	(dollars in thousands)

			                                          		 ACCUMULATED
             		   COMMON STOCK     	ADDITIONAL	    OTHER
                                 				 PAID-IN 	COMPREHENSIVE 	RETAINED
		               SHARES   	 AMOUNT 	  CAPITAL 	   INCOME     	EARNINGS	  TOTAL
             		---------	   ------- 	---------- 	---------    --------   ------

Balance,
	December 31,
  1997         	28,821,973   $28,822  	$113,646  	$46,478  	$257,569 	$446,515
                                                               							--------

Net income		                                             			  13,902	   13,902
Other compre-
 hensive income,
 net of tax:
  Unrealized
  investment
  gains, net of
  reclassification
  adjustment	                                           				  8,528	     8,528
                                                                							--------
Comprehensive
	income						                                                           22,430
				                                                                 		--------

Issuance of
	common stock	     145,631	      146	     2,452		                    	   2,598

Cash dividend
	paid	                                                 				  (3,328) 	  (3,328)
                		---------   	------  	-------- 	------- 	--------	   --------

Balance,
	March 31,
  1998          	28,967,604  	$28,968  	$116,098 	$55,006 	$268,143  	$468,215
               		==========  	=======  	======== 	======= 	========   	========


See accompanying notes to consolidated financial statements.

	HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
	(in thousands)


                                          						   1998	          1997

                                        			  			---------      	---------
Cash flows from operating activities:
	Net income                                    	$ 13,902        	$ 10,832
	Adjustments to reconcile net income
		to net cash provided by operating
		activities:
			Change in receivables, unearned
				premiums, prepaid reinsurance
				and due to affiliate                       	  (4,177)	          8,940
			Increase in unpaid losses and
				loss settlement expenses	                     12,632	           1,917
			Deferred income taxes	                         (1,520)	         (1,115)
			Increase in deferred policy
				acquisition costs	                            (1,592)	           (358)
			Amortization and depreciation               	     618	             366
			Gain on sale of investments	                   (3,648)	           (466)
			Other, net	                                    16,146	          (8,360)
			Cash from change in intercompany
				pooling agreement	                            14,962	          29,002
                                          						--------       	---------
				Net cash provided by operating
					activities	                                  47,323	          40,758
			                                          			--------       	---------

Cash flows from investing activities:
	Fixed maturity investments:
		Purchases 	                                    (81,890)	        (80,266)
		Sales or maturities	                            40,961	          31,905
	Equity securities:
		Purchases	                                      (9,097)	        (16,560)
		Sales		                                          8,711	           3,847
	Net sales of short-term investments	             17,133       	   22,858
	Purchase of property and equipment	                (396)	           (149)
		                                          				--------       	---------
				Net cash used by investing
					activities                                	 (24,578)	        (38,365)
            				                              		--------       	---------

Cash flows from financing activities:
	Issuance of common stock                      	   2,598	           1,871
	Dividend paid	                                   (3,328)	         (2,984)
				                                          		--------       	---------
				Net cash used by
					financing activities	                          (730)       	  (1,113)
				                                          		--------       	---------

Increase in cash	                                 22,015	           1,280

	Cash at beginning of period	                      1,460	           2,120
				                      	                    	--------       	---------

	Cash at end of period                         	$ 23,475       	$   3,400
				                                          		========       	=========


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

	These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1997 included in the Company's 1997 Annual Report filed with the Securities and Exchange Commission on Form 10-K.


2 - Earnings Per Share

	The computation of basic and diluted earnings per share is as follows for the three months ended March 31:


                            	            			   1998    	     1997
	                                      	   	---------     	---------
                                        				(dollars in thousands,
                                         				except per share data)

	Numerator for basic
		and diluted earnings
		per share:
			Net income                              	$ 13,902      	$ 10,832
                                        				========      	========

	Denominator for basic
		earnings per share --
		weighted average
		shares outstanding                     	28,912,067    	28,382,272

	Effect of stock
		incentive plans                           	556,009       	262,323
			                                      	----------    	----------

	Denominator for
		diluted earnings
		per share                              	29,468,076    	28,644,595
		                                      		==========    	==========

	Basic earnings
		per share                                	$    .48      	$    .38
                                        				========      	========

	Diluted earnings
		per share                                	$    .47      	$    .38
                                        				========      	========

	HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
	(Unaudited)
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	(Continued)


3 - Reinsurance

	Premiums earned are net of amounts ceded of $9,870,000 and $6,535,000 for the three months ended March 31, 1998 and 1997, respectively.
 Losses and loss settlement expenses are net of amounts ceded of $10,539,000 and $3,700,000 for the three months ended March 31, 1998 and 1997, respectively. Such amounts do not include the reinsurance transactions with Mutual under the pooling arrangement.

	Harleysville Group has a reinsurance agreement with Harleysville Mutual Insurance Company (Mutual) whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $16,200,000 ($15,750,000 in 1997) in excess of $1,800,000 ($1,750,000 in 1997) in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville
 Group ceded premiums earned of $684,000 and $612,00,000 and $490,000 to Mutual for the three months ended March 31, 1998 and 1997, respectively.

	Harleysville Group cedes business to and assumes business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset and the net balance with Mutual is a liability at March 31, 1998 and December
 31, 1997. Mutual has an A. M. Best rating of "A" (Excellen a in state regulatory requirements, maintained $338.3 million
 (fair value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at March 31, 1998.


4 - Cash Flows

	There were no cash tax payments in the first quarter of 1998 or 1997. Cash interest payments of $311,000 and $308,000 were made in the first quarter of 1998 and 1997, respectively.

	HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
	(Unaudited)
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	(Continued)


5 - Comprehensive Income

	In 1997, Statement of Financial Accounting Standards No. 130, "Comprehensive Income," was issued and established standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Harleysville Group adopted the statement in 1998.

	Other comprehensive income (losses) for the three months ended March 31, 1998 and 1997 consisted of the following (all amounts are net of taxes):


				                                         1998        	  1997
                                       				--------      	--------

	Unrealized investment holding
	  gains (losses) arising
	  during period                          	$10,856       	$(6,772)
	Less:
	 Reclassification adjustment
	  for gains included in net
	  income	                                	 (2,328)	         (222)
		                                       		-------       	-------

	Net unrealized investment
	  gains (losses)                         	$ 8,528       	$(6,994)
		                                       		=======       	=======


	Comprehensive income for the three months ended March 31, 1997 was $3,838,000 and included net income of $10,832,000 and other comprehensive loss, net of tax of $6,994,000.

	HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
	OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

	Effective January 1, 1998 Harleysville Group's pooling agreement with Harleysville Mutual Insurance Company (Mutual) was amended to include Minnesota Fire and Casualty Company (Minnesota Fire), a wholly-owned subsidiary of Harleysville Group Inc. that writes insurance primarily in Minnesota and neighboring states. In addition, Harleysville Group's participation increased from 70% to 72%.

	Premiums earned increased $6.3 million during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.
 The increase is primarily due to Minnesota Fire which was acquired on October 1, 1997, partially offset by a decline in workers compensation premiums due to lower rates.

	Investment income increased $0.6 million for the three months ended March 31, 1998 resulting from an increase in invested assets. Such increase was primarily provided by cash flow from operations including a $15.0 million cash transfer received for various insurance liabilities assumed January 1, 1998 in connection with the change in Harleysville Group's pool participation.

	Realized investment gains were $3.2 million higher for the three months ended March 31, 1998 compared to the same prior year quarter primarily resulting from greater sales of equity securities.

	Income before income taxes increased $4.5 million for the three months ended March 31, 1998, primarily due to improved underwriting results, higher investment income and higher realized gains. Harleysville Group's statutory combined ratio decreased to 104.0% for the three months ended
 March 31, 1998 from 106.4% for the three months ended March 31, 1997 primarily due to improved results in the personal automobile line of business. Losses ceded under the aggregate catastrophe reinsurance agreement with Mutual increased by $4.1 million for the three months ended March 31, 1998 primarily due to an ice storm in upstate New York.
 The effect of catastrophes, net of reinsurance, on income before income taxes was essentially the same for the three months ended March 31, 1998 and 1997.

	The income tax expense for each of the three month periods ended March 31, 1998 and 1997 includes the tax benefit of tax-exempt investment income of $2.7 million and $2.5 million, respectively.

	HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
	OF OPERATIONS AND FINANCIAL CONDITION
	(Continued)


Liquidity and Capital Resources

	Net cash provided by operating activities for the first quarter was $47.3 million and $40.8 million in 1998 and 1997, respectively. The increase primarily is from an increase in other liabilities due to $20.6 million of cash received as collateral for security lending transactions, offset by the effect of the amendments to the pooling agreement with Mutual. Cash transfers of $15.0 million and $29.0 million were received, effective January 1, 1998 and 1997, respectively, by Harleysville Group related to the various liabilities assumed in connection with such amendments.

	Net cash used by investing activities was $24.6 million and $38.4 million for the three months ended March 31, 1998 and 1997, respectively.
 The decrease is primarily due to the lower amount of cash provided by the change in the pooling agreement participation.

 Net cash used by financing activities decreased $0.4 million for the three months ended March 31, 1998 primarily due to an increase in the issuance of common stock.

	Harleysville Group Inc. maintained $3.1 million of cash and investments at the holding company level at March 31, 1998 which are available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries and acquisitions. The Company has no material commitments for capital expenditures as of March 31, 1998.


New Accounting Standards

	In March 1998, the AICPA issued Statement of Position (SOP) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage and the post implementation/operations stage in an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for financial statements issued for fiscal years being after December 15, 1998. The Company, which expects to adopt this SOP on January 1, 1999, is currently assessing its impact on the Company's financial reporting.

	HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

	PART II.  OTHER INFORMATION


ITEM 1.	Legal Proceedings - None

ITEM 2.	Changes in Securities - None

ITEM 3.	Defaults Upon Senior Securities - None

ITEM 4.	Submission of Matters to a Vote of Security Holders

	The annual meeting of stockholders of Harleysville Group Inc. was held on April 22, 1998 (the "Annual Meeting" or "Meeting"), with the following result:

	The total number of shares represented at the Annual Meeting in person or by proxy was 27,129,386 of the 28,922,449 shares of common stock outstanding and entitled to vote at the Meeting.

	On the resolution to elect Bradford W. Mitchell, Lowell R. Beck and Robert D. Buzzell as class "A" Directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for Director received the number of votes set forth opposite their respective names:

		                                                Number of Votes
                                             		---------------------
                                           		    For         	Withheld
                                            		----------     	--------

    	Bradford W. Mitchell                    	27,092,177	      37,209
    	Lowell R. Beck	                          27,094,270	      35,116
    	Robert D. Buzzell	                       27,092,794	      36,592


	There were no abstentions or broker non-votes recorded. On the basis of the above vote, Bradford W. Mitchell, Lowell R. Beck and Robert D. Buzzell were elected as class "A" Directors to serve until the expiration of their respective terms and until their successors are duly elected.

	HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

	PART II.  OTHER INFORMATION
	(Continued)


ITEM 5.	Other Information - None

ITEM 6.	a.	Exhibits - None
       	b.	Reports on Form 8-K - None



	SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





					HARLEYSVILLE GROUP INC.





Date:  May 11, 1998	                  /s/BRUCE J. MAGEE
     	---------------         	-------------------------------
				                                     Bruce J. Magee
				                               Senior Vice President and
				                                Chief Financial Officer
                            				(principal financial officer and
                           				  principal accounting officer)