Form 10-Q
period 1998-06-30
HARLEYSVILLE GROUP INC
filed 1998-07-30
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 1998.
                                  -----------------

                                  OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                                -----------     -------------

Commission file number     0-14697
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

      At July 27, 1998, 29,086,572 shares of common stock of Harleysville Group Inc. were outstanding.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                      INDEX

                                                          Page Number
                                                          -----------
Part I - Financial Information

   Consolidated Balance Sheets - June 30, 1998
      and December 31, 1997                                      3

   Consolidated Statements of Income - For the three
      months ended June 30, 1998 and 1997                        4

   Consolidated Statements of Income - For the six
      months ended June 30, 1998 and 1997                        5

   Consolidated Statement of Shareholders' Equity -
      For the six months ended June 30, 1998                     6

   Consolidated Statements of Cash Flows -
      For the six months ended June 30, 1998
      and 1997                                                   7

   Notes to Consolidated Financial Statements                    8

   Management's Discussion and Analysis of Results
      of Operations and Financial Condition                     11


Part II - Other Information                                     14

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                JUNE 30,    DECEMBER 31,
                                                  1998          1997
                                              -----------   ------------
                                              (unaudited)
                   ASSETS
                   ------
Investments:
  Fixed maturities:
    Held to maturity, at amortized
      cost (fair value $672,537
      and $643,951)                           $  640,636     $  611,604
    Available for sale, at fair value
      (amortized cost $677,579 and
       $660,911)                                 704,483        689,806
  Equity securities, at fair value
    (cost $86,135 and $79,221)                   151,238        121,830
  Short-term investments, at cost,
    which approximates fair value                 19,724         28,350
                                              ----------     ----------
      Total investments                        1,516,081      1,451,590
Cash                                              18,926          1,460
Receivables:
  Premiums                                        92,184         83,948
  Reinsurance                                     90,082         78,750
  Accrued investment income                       21,598         21,253
                                              ----------     ----------
      Total receivables                          203,864        183,951

Deferred policy acquisition costs                 77,863         72,076
Prepaid reinsurance premiums                      11,364         14,504
Property and equipment, net                       24,708         24,778
Deferred income taxes                             12,906         18,906
Other assets                                      35,159         33,930
                                              ----------     ----------
      Total assets                            $1,900,871     $1,801,195
                                              ==========     ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      -------------------------------------

Liabilities:
  Unpaid losses and loss
    settlement expenses                       $  905,231     $  868,393
  Unearned premiums                              317,187        298,625
  Accounts payable and accrued
    expenses                                      91,328         72,427
  Debt                                            97,140         97,440
  Due to affiliate                                 3,158         17,795
                                              ----------     ----------

      Total liabilities                        1,414,044      1,354,680
                                              ----------     ----------

Shareholders' equity:
  Preferred stock, $1 par value,
    authorized 1,000,000 shares;
    none issued
  Common stock, $1 par value,
    authorized 80,000,000 shares;
    issued and outstanding
    29,003,261 and 28,821,973 shares              29,003         28,822
  Additional paid-in capital                     116,658        113,646
  Accumulated other comprehensive
    income                                        59,805         46,478
  Retained earnings                              281,361        257,569
                                              ----------     ----------

      Total shareholders' equity                 486,827        446,515
                                              ----------     ----------

      Total liabilities and
        shareholders' equity                  $1,900,871     $1,801,195
                                              ==========     ==========


See accompanying notes to consolidated financial statements.

                  HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                (dollars in thousands, except per share data)


                                           1998             1997
                                         ---------       ---------
Revenues:

  Premiums earned                        $165,834        $155,251
  Investment income, net of
    investment expenses                    21,343          20,191
  Realized investment gains                 3,702             532
  Other income                              3,143           2,780
                                         --------        --------

      Total revenues                      194,022         178,754
                                         --------        --------

Losses and expenses:

  Losses and loss settlement
    expenses                              114,425         109,776
  Amortization of deferred
    policy acquisition costs               42,033          39,045
  Other underwriting expenses              13,640          11,179
  Interest expense                          1,625           1,654
  Other expenses                            1,087             837
                                         --------        --------

      Total expenses                      172,810         162,491
                                         --------        --------

      Income before income taxes           21,212          16,263

Income taxes                                4,660           3,099
                                         --------        --------

      Net income                         $ 16,552        $ 13,164
                                         ========        ========

Per common share:

  Basic earnings                         $    .57        $    .46
                                         ========        ========

  Diluted earnings                       $    .56        $    .46
                                         ========        ========

  Cash dividend                          $   .115        $   .105
                                         ========        ========


 See accompanying notes to consolidated financial statements.

                  HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                (dollars in thousands, except per share data)


                                            1998            1997
                                         ---------       ---------
Revenues:

  Premiums earned                        $328,466        $311,632
  Investment income, net of
    investment expenses                    42,578          40,782
  Realized investment gains                 7,350             998
  Other income                              6,133           5,524
                                         --------        --------

      Total revenues                      384,527         358,936
                                         --------        --------

Losses and expenses:

  Losses and loss settlement
    expenses                              230,716         224,559
  Amortization of deferred
    policy acquisition costs               83,145          78,500
  Other underwriting expenses              26,938          21,979
  Interest expense                          3,265           3,295
  Other expenses                            1,972           1,526
                                         --------        --------

      Total expenses                      346,036         329,859
                                         --------        --------

      Income before income taxes           38,491          29,077

Income taxes                                8,037           5,081
                                         --------        --------

      Net income                         $ 30,454        $ 23,996
                                         ========        ========

Per common share:

  Basic earnings                         $   1.05        $    .84
                                         ========        ========


  Diluted earnings                       $   1.03        $    .83
                                         ========        ========

  Cash dividend                          $    .23        $    .21
                                         ========        ========

 See accompanying notes to consolidated financial statements.

                  HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (Unaudited)

                   FOR THE SIX MONTHS ENDED JUNE 30, 1998
                           (dollars in thousands)

                                              ACCUMULATED
                  COMMON STOCK    ADDITIONAL  OTHER
                                  PAID-IN     COMPREHENSIVE  RETAINED
                SHARES   AMOUNT   CAPITAL     INCOME         EARNINGS  TOTAL
               --------  -------  ----------  -------------  --------  --------

Balance,
 December 31,
 1997        28,821,973  $28,822  $113,646   $46,478        $257,569   $446,515
                                                                        --------

Net income                                                    30,454     30,454
Other compre-
 hensive income,
 net of tax:
   Unrealized
   investment
   gains, net of
   reclassifica-
   tion
   adjustment                                 13,327                     13,327
                                                                       --------
Comprehensive
 income                                                                  43,781
                                                                       --------

Issuance of
 common stock   181,288      181     3,012                                3,193

Cash dividend
 paid                                                         (6,662)    (6,662)
             ----------  -------  --------   -------        --------   --------
Balance,
 June 30,
 1998        29,003,261  $29,003  $116,658   $59,805        $281,361   $486,827
             ==========  =======  ========   =======        ========   ========


See accompanying notes to consolidated financial statements.

                      HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (in thousands)

                                                   1998           1997
                                                 ---------     ----------
Cash flows from operating activities:
   Net income                                     $30,454       $ 23,996
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Change in receivables, unearned
         premiums, prepaid reinsurance
         and due to affiliate                     (15,774)         1,706
       Increase in unpaid losses and
         loss settlement expenses                  24,446          5,949
       Deferred income taxes                       (1,176)        (1,013)
       Increase in deferred policy
         acquisition costs                         (5,787)        (1,934)
       Amortization and depreciation                1,215            730
       Gain on sale of investments                 (7,350)          (998)
       Other, net                                  17,575         (9,762)
       Cash provided from change in
         pooling agreement                         14,962         29,002
                                                ---------      ---------
         Net cash provided by operating
            activities                             58,565         47,676
                                                ---------      ---------

Cash flows from investing activities:
   Fixed maturity investments:
     Purchases                                   (114,471)       (92,124)
     Sales or maturities                           69,802         47,462
   Equity securities:
     Purchases                                    (14,999)       (19,304)
     Sales                                         14,678          5,565
   Net sales of short-term investments              8,626         14,843
   Purchases of property and equipment               (966)          (287)
                                                ---------      ---------
         Net cash used by investing
           activities                             (37,330)       (43,845)
                                                ---------      ---------

Cash flows from financing activities:
   Issuance of common stock                         3,193          3,242
   Repayment of debt obligations                     (300)          (275)
   Dividends paid                                  (6,662)        (6,088)
                                                ---------      ---------
         Net cash used by
            financing activities                   (3,769)        (3,121)
                                                ---------      ---------

Increase in cash                                   17,466            710

   Cash at beginning of period                      1,460          2,120
                                                ---------      ---------

   Cash at end of period                        $  18,926      $   2,830
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

2 - Earnings Per Share

      The computation of basic and diluted earnings per share is as follows:
                          FOR THE THREE MONTHS        FOR THE SIX MONTHS
                             ENDED JUNE 30,             ENDED JUNE 30,
                             1998       1997           1998        1997
                          ---------   ---------      ---------   ---------
                                           (in thousands,
                                        except per share data)
Numerator for basic
  and diluted earnings
  earnings per share:
     Net income             $16,552    $13,164        $30,454     $23,996
                            =======    =======        =======     =======

Denominator for basic
  earnings per share --
  weighted average
  shares outstanding         28,986     28,477         28,949      28,430

Effect of stock
  incentive plans               511        359            535         320
                            -------    -------        -------     -------
Denominator for
  diluted earnings
  per share                  29,497     28,836         29,484      28,750
                            =======    =======        =======     =======
Basic earnings
  per share                 $   .57    $   .46        $  1.05     $   .84
                            =======    =======        =======     =======

Diluted earnings
  per share                 $   .56    $   .46        $  1.03     $   .83
                            =======    =======        =======     =======

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                              (Unaudited)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

3 - Reinsurance

      Premiums earned are net of amounts ceded of $1,900,000 and $11,770,000 for the three and six months ended June 30, 1998, respectively, and $6,564,000 and $13,099,000 for the three and six months ended June 30, 1997, respectively. The ceded earned premiums for the three and six months ended June 30, 1998 are net of a $8,132,000 refund of premiums previously ceded to the Michigan Catastrophic Claims Association. Such premiums were refunded to Harleysville Group which were then immediately refunded to policyholders. Losses and loss settlement expenses are net of amounts ceded of $21,010,000 and $31,549,000 for the three and six months ended June 30, 1998, respectively, and $3,403,000 and $7,103,000 for the three and six months ended June 30, 1997, respectively. Such amounts do not include the reinsurance transactions with Mutual under the pooling arrangement, but do include the reinsurance described in the following paragraph.

      Harleysville Group has a reinsurance agreement with Harleysville Mutual Insurance Company (Mutual) whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $16,200,000 ($15,750,000 in 1997) in excess of $1,800,000
($1,750,000 in 1997) in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded to Mutual premiums earned of $798,000 and $692,000 and losses incurred of $15,318,000 and $255,000, for the three months ended June 30, 1998 and 1997, respectively. Harleysville Group ceded to Mutual premiums earned of $1,482,000 and $1,304,000 and loss incurred of $19,925,000 and
$745,000 for the six months ended June 30, 1998 and 1997, respectively.

      Harleysville Group cedes business to and assumes business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset and the net balance with Mutual is a liability at June 30, 1998 and December
31, 1997. Mutual has an A. M. Best rating of "A" (Excellent) and, in accordance with certain state regulatory requirements, maintained $329.5 million (fair value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at June 30, 1998.

4 - Cash Flows

      There were cash tax payments of $9,125,000 and $5,214,000 and cash interest payments of $3,219,000 and $3,247,000 in the first six months of 1998 and 1997, respectively.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                              (Unaudited)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

5 - Comprehensive Income

      Comprehensive income consisted of the following (all amounts are net of taxes):

                       FOR THE THREE MONTHS      FOR THE SIX MONTHS
                          ENDED JUNE 30,           ENDED JUNE 30,
                          1998       1997          1998       1997
                        --------   --------      --------  ---------

Net income              $16,552    $13,164       $30,454    $23,996
Other comprehensive
 income:
   Unrealized
    investment
    holding gains
    arising during
    period                7,194     18,564        18,050     11,792

Less:
  Reclassification
   adjustment for
   gains included
   in net income         (2,395)      (312)       (4,723)      (534)
                        -------    -------       -------    -------
Net unrealized
  investment gains        4,799     18,252        13,327     11,258
                        -------    -------       -------    -------

Comprehensive income    $21,351    $31,416       $43,781    $35,254
                        =======    =======       =======    =======

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

      Effective January 1, 1998 Harleysville Group's pooling agreement with Harleysville Mutual Insurance Company (Mutual) was amended to include Minnesota Fire and Casualty Company (Minnesota
Fire), a wholly-owned subsidiary of Harleysville Group Inc. that writes insurance primarily in Minnesota and neighboring states. In addition, Harleysville Group's pool participation increased from 70% to 72%.

      Premiums earned increased $10.6 million and $16.8 million during the three and six months ended June 30, 1998. The increases are primarily due to Minnesota Fire which was acquired on October 1, 1997, partially offset by a decline in workers compensation premiums due to lower rates.

      Investment income increased $1.2 million and $1.8 million for the three and six months ended June 30, 1998 resulting from an increase in invested assets. Such increase was primarily provided by cash flow from operations including a $15.0 million cash transfer received for various insurance liabilities assumed January 1, 1998 in connection with the change in Harleysville Group's pool participation.

      Realized investment gains increased $3.2 million and $6.4 million for the three and six months ended June 30, 1998 primarily resulting from greater sales of equity securities.

      Income before income taxes increased $4.9 million and $9.4 million for the three and six months ended June 30, 1998 and 1997, respectively. The increases primarily were due to improved underwriting results, higher investment income and higher realized gains. Harleysville Group's statutory combined ratio decreased to 102.3% and 103.2% for the three and six months ended June 30, 1998, respectively, from 102.6% and 104.5% for the three and six months ended June 30, 1997, respectively, primarily due to improved results in the automobile lines of business. Losses ceded under the aggregate catastrophe reinsurance agreement with Mutual increased by $15.1 million and $19.2 million for the three and six months ended June 30, 1998, respectively, primarily due to several severe spring storms in the second quarter and a first quarter ice storm in upstate New York. The effect of catastrophes, net of reinsurance, on income before income taxes was essentially the same for the three and six months ended June 30, 1998 and 1997. It is likely that the aggregate catastrophe reinsurance agreement with Mutual will provide for a higher ceded premium or retention, or both, in the event it is renewed January 1, 1999.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                              (Continued)

      The income tax expense for the three and six months ended June 30, 1998 includes the tax benefit of $2.8 million and $5.5 million associated with tax-exempt interest compared to $2.7 million and $5.2 million in the same prior year periods.

      Effective for one year from July 1, 1998, the Company's subsidiaries and Mutual and its wholly-owned subsidiaries renewed its catastrophe reinsurance treaty which provides coverage for 85.5% of up to $147 million in excess of a retention of $20 million for any given catastrophe. Harleysville Group's 1998 pooling share of this coverage would be 85.5% of up to $106 million in excess of a retention of $14.4 million for any given catastrophe. Accordingly, pursuant to the terms of the treaty, the maximum recovery would be $126 million for any catastrophe involving an insured loss equal to or greater than $167 million. Harleysville Group's 1998 pooling share of this maximum recovery would be $90 million for any catastrophe involving an insured loss of $120 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring.

Liquidity and Capital Resources

      Net cash provided by operating activities was $58.6 million and $47.7 million for the six months ended June 30, 1998 and 1997, respectively. The increase primarily is from an increase in other liabilities due to $18.2 million of cash received as collateral for security lending transactions, offset by the effect of amendments to the pooling agreement with Mutual. Cash transfers of $15.0 million and $29.0 million were received effective January 1, 1998 and 1997, respectively, by Harleysville Group related to the various liabilities assumed in connection with such amendments.

      Net cash used by investing activities was $37.3 million and $43.8 million for the six months ended June 30, 1998 and 1997. The decrease is primarily due to the lower amount of cash provided by the change in the pooling agreement participation.

      Net cash used by financing activities increased $.6 million for the six months ended June 30, 1998 primarily due to the increase in dividends paid.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                              (Continued)

      Harleysville Group Inc. maintained $9.3 million of cash and marketable investments at the holding company level at June 30, 1998 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries and acquisitions. The Company has no material commitments for capital expenditures as of June 30, 1998.

New Accounting Standards

      In June 1998, Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and established standards for accounting and reporting of derivative instruments and hedging activities.
The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Harleysville Group is in the process of determining the effect, if any, of this statement on its financial statements.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

                      PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders - None

ITEM 5.  Other Information -

         Stockholder Proposal Deadline

         If a stockholder who plans to present a matter at the 1999 Annual Meeting of Stockholders fails to provide notice of the matter to the Secretary of the Company by February 3, 1999, it is the intention of the Company that, pursuant to CFR section 240.14a-4(c)(1), the persons authorized under management proxies will have discretionary authority to vote and act according to their best judgment on said matter.


ITEM 6.  a.  Exhibits - None
         b.  Reports on Form 8-K - None





                               SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           HARLEYSVILLE GROUP INC.


Date:    July  30, 1998                      /s/BRUCE J. MAGEE
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