Form 10-Q
period 1998-09-30
HARLEYSVILLE GROUP INC
filed 1998-11-06
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1998  .
                                  ----------------------

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

     At November 4, 1998, 29,126,825 shares of common stock of Harleysville Group Inc. were outstanding.

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                   INDEX

                                                            PAGE NUMBER
                                                            -----------
Part I - Financial Information

  Consolidated Balance Sheets - September 30, 1998
     and December 31, 1997                                         3

  Consolidated Statements of Income - For the three
     months ended September 30, 1998 and 1997                      4

  Consolidated Statements of Income - For the nine
     months ended September 30, 1998 and 1997                      5

  Consolidated Statement of Shareholders' Equity -
     For the nine months ended September 30, 1998                  6

  Consolidated Statements of Cash Flows - For the
     nine months ended September 30, 1998 and 1997                 7

  Notes to Consolidated Financial Statements                       8

  Management's Discussion and Analysis of Results
     of Operations and Financial Condition                        11


Part II - Other Information                                       15

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)


                                               SEPTEMBER 30,     DECEMBER 31,
                                                   1998              1997
                                               -------------     ------------
                                                (Unaudited)
                   ASSETS
                   ------
Investments:
  Fixed maturities:
    Held to maturity, at amortized
      cost (fair value $693,341
      and $643,951)                              $  645,272      $  611,604
    Available for sale, at fair value
      (amortized cost $695,483
      and $660,911)                                 738,442         689,806
  Equity securities, at fair value
    (cost $88,098 and $79,221)                      141,005         121,830
  Short-term investments, at cost,
    which approximates fair value                    20,016          28,350
                                                 ----------      ----------
      Total investments                           1,544,735       1,451,590

Cash                                                 23,584           1,460
Receivables:
  Premiums                                           91,114          83,948
  Reinsurance                                        91,440          78,750
  Accrued investment income                          21,079          21,253
                                                 ----------      ----------
      Total receivables                             203,633         183,951

Deferred policy acquisition costs                    80,342          72,076
Prepaid reinsurance premiums                         12,082          14,504
Property and equipment, net                          24,542          24,778
Deferred income taxes                                11,159          18,906
Other assets                                         34,863          33,930
                                                 ----------      ----------
      Total assets                               $1,934,940      $1,801,195
                                                 ==========      ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Liabilities:
  Unpaid losses and loss settlement
    expenses                                     $  905,288      $  868,393
  Unearned premiums                                 324,213         298,625
  Accounts payable and accrued expenses             101,749          72,427
  Debt                                               97,140          97,440
  Due to affiliate                                    4,532          17,795
                                                 ----------      ----------
      Total liabilities                           1,432,922       1,354,680
                                                 ----------      ----------
Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued and
    outstanding 29,115,456 and
    28,821,973 shares                                29,115          28,822
  Additional paid-in capital                        118,715         113,646
  Accumulated other comprehensive income             62,313          46,478
  Retained earnings                                 291,875         257,569
                                                 ----------      ----------
      Total shareholders' equity                    502,018         446,515
                                                 ----------      ----------
      Total liabilities and
        shareholders' equity                     $1,934,940      $1,801,195
                                                 ==========      ==========


See accompanying notes to consolidated financial statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                  (dollars in thousands, except per share data)


                                                    1998            1997
                                                 ----------      ----------
Revenues:

  Premiums earned                                 $165,735        $152,560
  Investment income, net of
    investment expenses                             21,546          20,302
  Realized investment gains                          2,162           4,376
  Other income                                       3,202           2,655
                                                  --------        --------

      Total revenues                               192,645         179,893
                                                  --------        --------

Losses and expenses:

  Losses and loss settlement expenses              116,075         104,823
  Amortization of deferred policy
    acquisition costs                               42,377          38,360
  Other underwriting expenses                       13,987          14,110
  Interest expense                                   1,624           1,654
  Other expenses                                     1,138             636
                                                  --------        --------

      Total expenses                               175,201         159,583
                                                  --------        --------

      Income before income taxes                    17,444          20,310

Income taxes                                         3,291           4,480
                                                  --------        --------

      Net income                                  $ 14,153        $ 15,830
                                                  ========        ========

Per common share:

  Basic earnings                                  $    .49        $    .55
                                                  ========        ========

  Diluted earnings                                $    .48        $    .54
                                                  ========        ========

  Cash dividend                                   $   .125        $   .115
                                                  ========        ========


See accompanying notes to consolidated financial statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                  (dollars in thousands, except per share data)

                                                    1998             1997
                                                 ----------       ---------
Revenues:

  Premiums earned                                 $494,201        $464,192
  Investment income, net of
    investment expenses                             64,124          61,084
  Realized investment gains                          9,512           5,374
  Other income                                       9,335           8,179
                                                  --------        --------

      Total revenues                               577,172         538,829
                                                  --------        --------

Losses and expenses:

  Losses and loss settlement expenses              346,791         329,382
  Amortization of deferred policy
    acquisition costs                              125,522         116,860
  Other underwriting expenses                       40,925          36,089
  Interest expense                                   4,889           4,949
  Other expenses                                     3,110           2,162
                                                  --------        --------
      Total expenses                               521,237         489,442
                                                  --------        --------

      Income before income taxes                    55,935          49,387

Income taxes                                        11,328           9,561
                                                  --------        --------

      Net income                                  $ 44,607        $ 39,826
                                                  ========        ========

Per common share:

  Basic earnings                                  $   1.54        $   1.40
                                                  ========        ========

  Diluted earnings                                $   1.51        $   1.38
                                                  ========        ========

  Cash dividend                                   $   .355        $   .325
                                                  ========        ========


See accompanying notes to consolidated financial statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (dollars in thousands)


                                             ACCUMULATED
                 COMMON STOCK    ADDITIONAL  OTHER
                                 PAID-IN     COMPREHENSIVE  RETAINED
              SHARES    AMOUNT   CAPITAL     INCOME         EARNINGS  TOTAL
             ---------  -------  ----------  -------------  --------  -------
Balance,
 Dec. 31,
 1997       28,821,973  $28,822  $113,646   $46,478       $257,569   $446,515
                                                                     --------

Net income                                                  44,607     44,607
Other compre-
 hensive income,
 net of tax:
   Unrealized
   investment
   gains,
   net of
   reclassifi-
   cation
   adjustment                               15,835                     15,835
                                                                     --------
Comprehensive
 income                                                                60,442
                                                                     --------

Issuance of
 common stock  293,483      293     5,069                               5,362

Cash dividend
 paid                                                      (10,301)  (10,301)
            ----------  -------  --------   -------       --------  --------

Balance,
 Sept. 30,
 1998       29,115,456  $29,115  $118,715   $62,313       $291,875  $502,018
            ==========  =======  ========   =======       ========  ========

See accompanying notes to consolidated financial statements.

                       HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                    (in thousands)

                                                      1998           1997
                                                   ----------     ----------

Cash flows from operating activities:
   Net income                                      $  44,607      $  39,826
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Change in receivables, unearned
           premiums, prepaid reinsurance
           and due to affiliate                       (7,860)         1,623
        Increase in unpaid losses and
          loss settlement expenses                    24,503         11,050
        Deferred income taxes                           (780)          (934)
        Increase in deferred policy
          acquisition costs                           (8,266)        (1,399)
        Amortization and depreciation                  1,826          1,144
        Gain on sale of investments                   (9,512)        (5,374)
        Other, net                                    28,066         (2,642)
        Cash provided from change in
          pooling agreement                           14,962         29,002
                                                   ---------      ---------
          Net cash provided by operating
            activities                                87,546         72,296
                                                   ---------      ---------

Cash flows from investing activities:
   Fixed maturity investments:
     Purchases                                      (156,658)      (117,201)
     Sales or maturities                              89,748         76,704
   Equity securities:
     Purchases                                       (19,344)       (30,541)
     Sales                                            19,076         12,624
   Net (purchases) sales of short-term
     investments                                       8,334         (7,981)
   Purchase of property and equipment                 (1,339)          (730)
                                                   ---------      ---------
          Net cash used by investing
            activities                               (60,183)       (67,125)
                                                   ---------      ---------

Cash flows from financing activities:
   Issuance of common stock                            5,362          5,802
   Payment of debt                                      (300)          (275)
   Dividends paid                                    (10,301)        (9,280)
                                                   ---------      ---------
          Net cash used by
            financing activities                      (5,239)        (3,753)
                                                   ---------      ---------

Increase in cash                                      22,124          1,418

   Cash at beginning of period                         1,460          2,120
                                                   ---------      ---------

   Cash at end of period                           $  23,584      $   3,538
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


2 - Earnings Per Share

     The computation of basic and diluted earnings per share is as follows:

                           FOR THE THREE MONTHS        FOR THE NINE MONTHS
                           ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                            1998         1997           1998        1997
                         ----------   ----------     ----------  ----------
                                            (in thousands,
                                         except per share data)

Numerator for basic
  and diluted earnings
  earnings per share:
     Net income           $14,153      $15,830        $44,607     $39,826
                          =======      =======        =======     =======

Denominator for basic
  earnings per share --
  weighted average
  shares outstanding       29,086       28,649         28,995      28,504

Effect of stock
  incentive plans             392          452            494         375
                          -------      -------        -------     -------

Denominator for
  diluted earnings
  per share                29,478       29,101         29,489      28,879
                          =======      =======        =======     =======

Basic earnings
  per share               $   .49      $   .55        $  1.54     $  1.40
                          =======      =======        =======     =======

Diluted earnings
  per share               $   .48      $   .54        $  1.51     $  1.38
                          =======      =======        =======     =======

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                              (Unaudited)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

3 -  Reinsurance

     Premiums earned are net of amounts ceded of $9,876,000 and $21,646,000 for the three and nine months ended September 30, 1998, respectively, and $6,368,000 and $19,467,000 for the three and nine months ended September 30, 1997, respectively. The ceded earned premiums for the nine months ended September 30, 1998 are net of a $8,217,000 refund of premiums previously ceded to the Michigan Catastrophic Claims Association. Such premiums were refunded to Harleysville Group which were then immediately refunded to
policyholders and thus had no effect on net premiums.   Losses and
loss settlement expenses are net of amounts ceded of $17,945,000 and $49,494,000 for the three and nine months ended September 30, 1998, respectively, and $4,170,000 and $11,273,000 for the three and nine months ended September 30, 1997, respectively. Such amounts do not include the reinsurance transactions with Mutual under the pooling arrangement, but do include the reinsurance described in the following paragraph.

     Harleysville Group has a reinsurance agreement with Harleysville Mutual Insurance Company (Mutual) whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $16,200,000 ($15,750,000 in 1997) in excess of $1,800,000
($1,750,000 in 1997) in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded to Mutual premiums earned of $789,000 and $680,000 and losses incurred of $7,506,000 and $711,000 for the three months ended September 30, 1998 and 1997, respectively. Harleysville Group ceded to Mutual premiums earned of $2,271,000 and $1,984,000 and losses incurred of $27,431,000 and $1,456,000 for the nine months ended September 30, 1998 and 1997, respectively.

     Harleysville Group cedes business to and assumes business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset and the net balance with Mutual is a liability at September 30, 1998 and December 31, 1997. Mutual has an A. M. Best rating of "A" (Excellent) and, in accordance with certain state regulatory requirements, maintained $322.6 million (fair value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at September 30, 1998.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                              (Unaudited)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

4 - Cash Flows

     Net cash tax payments of $12,175,000 and $7,214,000 were made in the first nine months of 1998 and 1997, respectively. Cash interest payments of $3,516,000 and $3,572,000 were made in the first nine months of 1998 and 1997, respectively.


5 - Comprehensive Income

     Comprehensive income consisted of the following (all amounts are net of taxes):


                           FOR THE THREE MONTHS        FOR THE NINE MONTHS
                           ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                            1998         1997           1998        1997
                         ----------   ----------     ----------  ----------
                                            (in thousands)

Net income                $14,153      $15,830        $44,607     $39,826
Other comprehensive
 income:
   Unrealized investment
    holding gains
    arising during
    period                  3,910       14,056         21,960      25,848
Less:
  Reclassification
   adjustment for
   gains included
   in net income           (1,402)      (2,795)        (6,125)     (3,329)
                          -------      -------        -------     -------

Net unrealized
  investment gains          2,508       11,261         15,835      22,519
                          -------      -------        -------     -------

Comprehensive income      $16,661      $27,091        $60,442     $62,345
                          =======      =======        =======     =======

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

     Effective January 1, 1998, Harleysville Group's pooling agreement with Mutual was amended to include Minnesota Fire and Casualty Company (Minnesota Fire), a wholly-owned subsidiary of Harleysville Group Inc. that writes insurance primarily in Minnesota and neighboring states. In addition, Harleysville Group's participation increased from 70% to 72%.

     Premiums earned increased $13.2 million and $30.0 million during the three and nine months ended September 30, 1998. The increases are primarily due to Minnesota Fire which was acquired on October 1, 1997.

     Investment income increased $1.2 million and $3.0 million for the three and nine months ended September 30, 1998 resulting from an increase in invested assets. Such increase was primarily provided by a $15.0 million cash transfer received for various insurance liabilities assumed January 1, 1998 in connection with the increase in Harleysville Group's pool participation.

     Realized investment gains decreased $2.2 million for the three months ended September 30, 1998 due to lower sales of equity securities. Realized investment gains increased $4.1 million for the nine months ended September 30, 1998 primarily resulting from greater sales of equity securities during the first half of 1998.

     Income before income taxes decreased $2.9 million for the three months ended September 30, 1998 primarily due to greater losses incurred relative to premiums and lower realized investment gains, offset by the higher investment income. Harleysville Group's statutory combined ratio increased to 104.1% for the three months ended September 30, 1998 from 102.7% for the three months ended September 30, 1997. Hurricane Bonnie struck North and South Carolina and Virginia during the third quarter of 1998 and caused losses of $3.0 million ($.07 per basic share after taxes) and adversely affected Harleysville Group's combined ratio by 1.9 points. Hurricane losses are not covered under the aggregate catastrophe reinsurance agreement with Mutual. Excluding this impact the statutory combined ratio improved 0.5 points primarily due to improved results in the liability lines of business.

     Income before income taxes increased $6.5 million for the nine months ended September 30, 1998 primarily due to the higher investment income and realized investment gains. Harleysville Group's statutory combined ratio decreased to 103.5% for the nine months ended September 30, 1998 from 103.9% for the nine months

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                              (Continued)

ended September 30, 1997 primarily due to improved results in the automobile lines of business, partially offset by the effect of Hurricane Bonnie.

     Losses ceded under the aggregate catastrophe reinsurance agreement with Mutual increased by $6.8 million and $26.0 million for the three and nine months ended September 30, 1998, respectively, primarily due to several severe spring and summer storms and a first quarter ice storm in upstate New York. It is likely that the aggregate catastrophe reinsurance agreement with Mutual will provide for a higher ceded premium or retention, or both, in the event it is renewed January 1, 1999.

     The income tax expense for the three and nine months ended September 30, 1998 includes the tax benefit of $2.9 million and $8.4 million, compared to $2.6 million and $7.8 million in the same prior year periods, associated with tax-exempt investment income.


Liquidity and Capital Resources

     Net cash provided by operating activities was $87.5 million and $72.3 million for the nine months ended September 30, 1998 and 1997. The increase primarily is from an increase in other liabilities due to $19.4 million of cash received as collateral for security lending transactions, offset by the effect of amendments to the pooling agreement with Mutual. Cash transfers of $15.0 million and $29.0 million were received effective January 1, 1998 and 1997, respectively, by Harleysville Group related to the various liabilities assumed in connection with such amendments.

     Net cash used by investing activities was $60.2 million and $67.1 million for the nine months ended September 30, 1998 and 1997. The decrease is primarily due to the lower amount of cash provided by the change in the pooling agreement participation.

     Net cash used by financing activities increased $1.5 million for the nine months ended September 30, 1998 primarily due to an increase in dividends paid.

     Harleysville Group Inc. maintained $8.6 million of cash and marketable investments at the holding company level at September 30, 1998 which is available for general corporate business purposes including dividends, debt service, capital contributions to subsidiaries and acquisitions. The Company had no other material commitments for capital expenditures as of September 30, 1998.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                              (Continued)

Year 2000

     Harleysville Group began assessing its information technology
(IT) systems in 1996 and developed plans to ensure their functionality with respect to the year 2000 millennium change.
These plans contain four major phases: remediation, certification testing, enterprise testing and street testing.

     The major part of the remediation phase involved modifying our basic transaction processing systems that include the policy issuance, billing and claims systems. The remediation phase was 90% complete as of September 30, 1998 and is expected to be 100% complete during the fourth quarter of 1998.

     The certification testing phase began in the third quarter of 1998 and is expected to be completed in the first quarter of 1999. This phase involves testing each system using aged data and critical future dates in a separate year 2000 compliant environment.

     The enterprise testing phase is scheduled to begin in the first quarter of 1999 and involves testing production systems running in concert with each other using aged data and critical future dates. It is expected to be essentially complete during the second quarter of 1999.

     The street testing phase involves testing Harleysville Group
IT systems with third parties and is scheduled for the second quarter of 1999, but the exact timing is dependent upon the readiness of the third parties. Harleysville Group has identified and communicated with all of the third parties identified.

     Harleysville Group has non-IT systems which include embedded technology such as office equipment and building systems. Harleysville Group has inventoried the non-IT systems and has either tested or communicated with vendors and landlords regarding year 2000 readiness for over 90% of the non-IT systems. Harleysville Group currently does not expect any material impact to its business, results of operations or financial condition from the failure of non-IT systems.

               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
                              (Continued)

     Harleysville Group's expenses incurred since 1996 to address year 2000 issues were approximately $2.3 million as of September 30, 1998 and consisted primarily of costs of internal resources. Estimated costs to complete the year 2000 work are currently $1.0 million.

     Harleysville Group's year 2000 plans provide for time to correct problems encountered in the testing phases. Harleysville Group is continually assessing the most reasonably likely worst case year 2000 scenario which is currently believed to be if problems encountered in testing are worse than expected and systems readiness is delayed. Under such a scenario, the contingency plan is to devote more internal resources to solving such problems in a timely manner so that delays in processing transactions are avoided or minimized.

     Harleysville Group has risk that third parties will suffer year 2000 problems. As most of Harleysville Group's computer systems have been internally developed, Harleysville Group is not significantly dependent on third party vendors for year 2000 compliance. Of the independent agents that interface electronically with Harleysville Group, almost all either utilize, or have access to, a system for which the remediation phase is complete. Some information used in underwriting policies and adjusting claims, such as motor vehicle reports, rating information, and crime data bases is generally obtained electronically. Investment portfolio pricing information and bank statement information is obtained electronically. Harleysville Group is communicating with and monitoring the year 2000 progress of such third parties and will decide on contingency plans in mid-1999.

     This year 2000 disclosure contains statements which are forward looking statements that involve risks and uncertainties and qualify for the statutory safe harbor under Private Securities Litigation Reform Act of 1995. Future year 2000 readiness activities may not adhere to the anticipated schedule and cost estimations because: more problems may be encountered than anticipated in the various stages of testing and trained personnel may not be available to work on internal systems in the time required; or there may be unexpected problems with the readiness of third party business partners and vendors who cannot produce services; or utility companies may not be able to provide the vital services required to maintain operations.

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




Date:  November 6, 1998                   /s/ BRUCE J. MAGEE
      ------------------             --------------------------------
                                             Bruce J. Magee
                                       Senior Vice President and
                                        Chief Financial Officer
                                     (principal financial officer and
                                       principal accounting officer)