Form 10-K405
period 1998-12-31
HARLEYSVILLE GROUP INC
filed 1999-03-25
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998.
                                    OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to
                              ------------------    -----------------
Commission file number 0-14697

                         HARLEYSVILLE GROUP INC.
               --------------------------------------------
          (Exact name of registrant as specified in its charter)

          Delaware                                   51-0241172
------------------------------------             ------------------
(State   or   other  jurisdiction of            (I.R.S. Employer
 incorporation or organization)                  Identification No.)

   355 Maple Avenue, Harleysville, PA                  19438-2297
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (215)  256-5000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $1 par value
                        --------------------------
                             (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .  No
                                        -----      ----.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

On March 9, 1999, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $268,775,234.
Indicate  the  number  of  shares  outstanding  of  each  of  the
Registrant's   classes  of  common  stock,  as  of   the   latest
practicable date: 29,261,461 shares of Common Stock outstanding on March 9, 1999.

                   DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Registrant's annual report to stockholders for the fiscal year ended December 31, 1998 are incorporated by reference in Parts I, II and IV of this report.
2. Portions of the Registrant's proxy statement relating to the annual meeting of stockholders to be held April 28, 1999 are incorporated by reference in Parts I and III of this report.

                    HARLEYSVILLE GROUP INC.
                   ANNUAL REPORT ON FORM 10-K

                       DECEMBER 31, 1998

           PART I                                       PAGE
           ------                                       ----
ITEM   1.  BUSINESS                                        3
ITEM   2.  PROPERTIES                                     25
ITEM   3.  LEGAL PROCEEDINGS                              25
ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS                               25

           PART II
           -------
ITEM   5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
           RELATED STOCKHOLDER MATTERS                    28
ITEM   6.  SELECTED FINANCIAL DATA                        28
ITEM   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                     28
ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                              28
ITEM   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA    28
ITEM   9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE         28

           PART III
           --------
ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
           REGISTRANT                                     29
ITEM  11.  EXECUTIVE COMPENSATION                         29
ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT                          29
ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS                                   29

           PART IV
           -------
ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K                        30

                             PART I

ITEM 1.  BUSINESS.
-------    --------

(a)  GENERAL DEVELOPMENT OF BUSINESS.

      Harleysville Group Inc. (the "Company") is a regional insurance holding company headquartered in Pennsylvania which engages, through its subsidiaries, in the property and casualty insurance business. As used herein, "Harleysville Group" refers to Harleysville Group Inc. and its subsidiaries. Harleysville Mutual Insurance Company (the "Mutual Company") owns approximately 54% of the issued and outstanding common stock of Harleysville Group.

      Harleysville Group and the Mutual Company operate together as a network of regional insurance companies that underwrite a broad line of personal and commercial coverages. These insurance coverages are marketed primarily in the eastern and midwestern United States through approximately 22,600 independent insurance agents associated with approximately 3,000 insurance agencies. Regional offices are maintained in Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, and Virginia. The Company's property and casualty insurance subsidiaries are: Great Oaks Insurance Company ("Great Oaks"), Harleysville-Atlantic Insurance Company ("Atlantic"), Harleysville Insurance Company of New Jersey ("HNJ"), Huron Insurance Company ("Huron"), Lake States Insurance Company ("Lake States"), Mid-America Insurance Company ("Mid-America"), Minnesota Fire and Casualty Company ("Minnesota Fire"), New York Casualty Insurance Company ("New York Casualty") and Worcester Insurance Company ("Worcester").

      The Company has followed a strategy of building a national network of regional insurance companies. Management believes that the Company's regional organization permits each regional operation to benefit from economies of scale provided by centralized support while encouraging local marketing autonomy and managerial entrepreneurship. Services which directly involve the insured or the agent (i.e., underwriting, claims and marketing) generally are performed locally in accordance with Company-wide standards to promote high quality service, while actuarial, investment, legal, data processing and similar services are performed centrally. The Company's network of regional insurance companies has expanded significantly in the last fifteen years. In 1983, the Company acquired Worcester, a property and casualty insurer which has conducted business in New England since 1823. In 1984, HNJ was formed by the Company and began underwriting property and casualty insurance in New Jersey. In 1987, the Company acquired Atlantic, a property and casualty insurer which has conducted business in the southeastern United States since 1905. In 1991, the Company acquired Mid-America, (formerly named Connecticut Union Insurance Company) which conducted business in

Connecticut, and New York Casualty, which conducts business in upstate New York. In 1993, the Company acquired Lake States, which primarily conducts business in Michigan. In 1994, the Company formed Great Oaks which began underwriting property and casualty insurance in Ohio. In 1997, the Company acquired Minnesota Fire, which primarily conducts business in Minnesota and neighboring states.

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

      The Company is a Delaware corporation formed in 1979 as a wholly-owned subsidiary of the Mutual Company. In May 1986, the Company completed an initial public offering of its common stock, reducing the percentage of outstanding shares owned by the Mutual Company to approximately 70%. In April 1992, the Mutual Company completed a secondary public offering of a portion of the Company's common stock then owned by it, further reducing the percentage of outstanding shares owned by the Mutual Company to approximately 54%.

(b)  FINANCIAL INFORMATION ABOUT SEGMENTS.

      Harleysville Group has three segments which consist of the personal lines of insurance, the commercial lines of insurance and the investment function. Financial information about these segments is set forth in Note 13 of the Notes to Consolidated Financial Statements.

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

      Harleysville Group and the Mutual Company have a pooled rating of "A" (excellent) by A.M. Best Company, Inc. ("Best's") based upon 1997 statutory results and operating performance. Best's ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Management believes that the Best's rating is an important factor in marketing Harleysville Group's products to its agents and customers.

      The following table sets forth the premiums earned, by line of insurance, for Harleysville Group for the periods indicated:

                HARLEYSVILLE GROUP BUSINESS ONLY

                                    YEAR ENDED DECEMBER 31,
                              -------------------------------
                                1998      1997      1996
                              --------  --------  --------
                                       (in thousands)
PREMIUMS EARNED
---------------
 Commercial:
   Automobile                 $124,305   $110,128   $103,445
   Workers compensation        105,918    113,832    128,563
   Commercial multi-peril      138,931    127,247    123,393
   Other                        32,795     28,581     28,394
                              --------   --------   --------
     Total commercial          401,949    379,788    383,795
                              --------   --------   --------
 Personal:
   Automobile                  173,503    162,416    151,766
   Homeowners                   78,341     72,800     70,330
   Other                        10,811      9,901      9,306
                              --------   --------   --------
     Total personal            262,655    245,117    231,402
                              --------   --------   --------
Total Harleysville
 Group Business               $664,604   $624,905   $615,197
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


                HARLEYSVILLE GROUP BUSINESS ONLY

                                 Year Ended December 31,
                                --------------------------
                                 1998      1997      1996
                                ------    ------    ------

GAAP combined ratio             103.6%    103.6%    108.4%
                                =====     =====     =====
Statutory operating ratios:
  Loss ratio                     69.9%     70.3%     76.1%
  Expense and dividend ratios    33.3%     33.2%     31.2%
                                -----     -----     -----
  Statutory combined ratio      103.2%    103.5%    107.3%
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


           CHRONOLOGY OF CHANGES IN POOLING AGREEMENT

                 HARLEYSVILLE   MUTUAL
                 GROUP          COMPANY
    DATE         PERCENTAGE     PERCENTAGE            EVENT
---------------  ------------   ----------   ---------------------------------
January 1, 1986      30%            70%      Current pooling agreement  began
                                             with  Huron and   HNJ   as
                                             participants with the Mutual
                                             Company.

July 1, 1987         35%            65%      Atlantic acquired and included
                                             in the pool.

January 1, 1989      50%            50%      Worcester included in the pool.

January 1, 1991      60%            40%      New York Casualty and Mid-America
                                             acquired  and  included in  the
                                             pool and the Mutual Company
                                             formed Pennland (not a pool
                                             participant) to write
                                             Pennsylvania personal automobile
                                             business.

January 1, 1996      65%            35%      Pennland included in the pool.

January 1, 1997      70%            30%      Lake States included in the pool.

January 1, 1998      72%            28%      Minnesota Fire included in
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

                     TOTAL POOLED BUSINESS

                                    YEAR ENDED DECEMBER 31,
                              ----------------------------------
                                1998         1997         1996
                              --------    ---------    ---------
                                     (dollars in thousands)

PREMIUMS WRITTEN
----------------
 Commercial:
   Automobile                 $182,972    $154,833    $146,987
   Workers compensation        147,981     146,267     161,539
   Commercial multi-peril      202,043     184,547     150,008
   Other                        47,469      37,924      39,503
                              --------    --------    --------
     Total commercial          580,465     523,571     498,037
                              --------    --------    --------

 Personal:
   Automobile                  245,786     228,689     178,166
   Homeowners                  111,195     102,791      93,513
   Other                        15,674      14,031      14,405
                              --------    --------    --------
     Total personal            372,655     345,511     286,084
                              --------    --------    --------

      Total pooled business   $953,120    $869,082    $784,121
                              ========    ========    ========


COMBINED RATIOS<F1>
---------------
 Commercial:
   Automobile                  108.4%      109.7%      106.8%
   Workers compensation         98.8%       93.2%       92.2%
   Commercial multi-peril      119.2%      116.0%      118.1%
   Other                        97.3%      104.0%      108.2%
     Total commercial          108.8%      106.7%      105.5%

 Personal:
   Automobile                   98.1%      100.3%      107.5%
   Homeowners                  123.3%      100.8%      132.2%
   Other                        97.0%       69.5%      115.0%
     Total personal            105.6%       99.2%      116.0%

      Total pooled business    107.5%      103.8%      109.4%


---------------

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

                     TOTAL POOLED BUSINESS

                                     YEAR ENDED DECEMBER 31,
                              -------------------------------------
                                 1998         1997         1996
                              -----------  -----------  -----------
                                         (in thousands)
Reserves for losses
 and loss settlement
 expenses, beginning
 of the year                  $1,124,910   $1,033,376   $  900,336
                              ----------   ----------   ----------
Adjustment to beginning
 of the year reserves
 for the addition of
 Minnesota Fire (1998),
 Lake States (1997) and
 Pennland (1996)                  33,353       71,544       78,205
                              ----------   ----------   ----------
Incurred losses and loss
 settlement expenses:
  Provision for insured
   events of the current
   year                          744,842      662,468      642,448
  Decrease in provision
   for insured events of
   prior years                   (56,223)     (37,720)     (43,843)
                              ----------   ----------   ----------
      Total incurred
       losses and loss
       settlement expenses       688,619      624,748      598,605
                              ----------   ----------   ----------
Payments:
 Losses and loss
  settlement expenses
  attributable to
  insured events of
  the current year               335,841      276,067      270,026
 Losses and loss
  settlement expenses
  attributable to
  insured events of
  prior years                    338,377      328,691      273,744
                              ----------   ----------   ----------
      Total payments             674,218      604,758      543,770
                              ----------   ----------   ----------
Reserves for losses and
 loss settlement expenses,
 end of the year              $1,172,664   $1,124,910   $1,033,376
                              ==========   ==========   ==========

      The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses from 1988 through 1998 for the pooled business of the Mutual Company and Harleysville Group. "Reserve for losses and loss settlement expenses" sets forth the estimated liability for unpaid losses and loss settlement expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss settlement expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported.

      The "Reserves reestimated" portion of the table shows the reestimated amount of the previously recorded liability based on experience of each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. For example, the 1990 liability has developed a deficiency after eight years, in that reestimated losses and loss settlement expenses are expected to exceed the initial estimated liability established in 1990 of $676.5 million by $14.5 million, or 2.1%.

      The "Cumulative amount of reserves paid" portion of the table shows the cumulative losses and loss settlement expense payments made in succeeding years for losses incurred prior to the balance sheet date. For example, the 1990 column indicates that as of December 31, 1998, payments of $615.2 million of the currently reestimated ultimate liability for losses and loss settlement expenses had been made.

     The "Redundancy (deficiency)" portion of the table shows the cumulative redundancy or deficiency at December 31, 1998 of the reserve estimate shown on the top line of the corresponding column. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss settlement expenses or were reevaluated at less than the original reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss settlement expenses or were reevaluated at more than the originally reserved amount.

      The following table includes all 1998 pool participants as if they had participated in the pooling arrangement in all years indicated except for acquired pool participant companies, which are included from their date of acquisition. Under the terms of the pooling arrangement, Harleysville Group is not responsible for losses on the pooled business occurring prior to January 1, 1986.


                                       TOTAL POOLED BUSINESS
                                       YEAR ENDED DECEMBER 31,

             1988     1989    1990    1991    1992     1993     1994     1995      1996       1997      1998
            -------  ------- ------- ------- ------- -------- -------- -------- --------- --------- --------
                                                     (dollars in thousands)
Reserve for
 losses and
 loss
 settlement
 expenses $517,426  $610,128  $676,526  $742,989  $784,514  $825,028  $855,305  $900,336  $1,033,376  $1,124,910  $1,172,664
Reserves
 reestimated:
One year
 later     511,373   597,709   661,323   739,030   781,746   819,494   837,255   856,493     995,656   1,068,687
Two years
 later     504,888   598,263   668,740   738,557   778,064   802,213   817,330   820,894     961,228
Three years
 later     511,780   608,568   673,043   737,408   774,420   800,129   800,365   799,191
Four years
 later     519,856   612,455   676,021   736,458   776,687   792,901   790,234
Five years
 later     523,070   616,796   678,390   742,878   770,420   786,731
Six years
 later     526,611   620,632   686,076   741,032   767,777
Seven years
 later     531,760   627,462   689,367   741,941
Eight years
 later     538,774   632,778   691,025
Nine years
 later     544,191   634,248
Ten years
 later     545,992

Cumulative
 amount of
 reserves paid:
One year
 later     158,587   200,569   220,747   236,833   244,210   255,078   246,935   273,744    328,691    338,377
Two years
 later     263,792   326,313   363,109   383,358   402,394   403,601   406,944   448,497    523,307
Three years
 later     340,128   418,355   459,024   485,045   503,309   511,281   525,840   566,804
Four years
 later     396,185   475,044   524,757   550,456   572,656   587,900   599,336
Five years
 later     429,388   513,573   563,807   594,452   616,940   629,908
Six years
 later     451,548   537,609   589,477   619,780   639,186
Seven years
 later     465,664   552,083   605,440   633,771
Eight years
 later     476,104   562,642   615,239
Nine years
 later     484,047   569,841
Ten years
 later     489,671

Redundancy
 (defi-
  ciency)  (28,566)  (24,120)  (14,499)    1,048   16,737    38,297    65,071   101,145       72,148      56,223
Redundancy
 (deficiency)
 expressed as
 a percent
  of year end
   reserves   (5.5)%    (4.0)%    (2.1)%     0.1%     2.1%      4.6%      7.6%     11.2%         7.0%        5.0%
Cumulative
 redundancy
 excluding
 pre-1986
 reserve
 develop-
 ment<F1>    6,344     3,867    10,784    22,296   35,109    55,642    80,755   113,288       79,546      58,710

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

                HARLEYSVILLE GROUP BUSINESS ONLY

                                       YEAR ENDED DECEMBER 31,
                                 ----------------------------------
                                    1998         1997        1996
                                 ---------    ---------    --------
                                            (in thousands)
Reserves for losses and
 loss settlement expenses,
 beginning of the year           $793,563     $718,700     $576,653
                                 --------     --------     --------
Reserves of acquired company                    34,836
                                 --------     --------     --------
Incurred losses and loss
 settlement expenses:
  Provision for insured
   events of the current
   year                           507,087      469,216      503,489
  Decrease in provision
   for insured events of
   prior years                    (42,607)     (29,728)     (34,999)
                                 --------     --------     --------
      Total incurred losses
        and loss settlement
        expenses                  464,480      439,488      468,490
                                 --------     --------     --------
Payments:
 Losses and loss settlement
  expenses attributable to
  insured events of the
  current year                    215,902      198,554      220,669
 Losses and loss settlement
  expenses attributable to
  insured events of prior
  years                           241,014      229,225      199,740
 Adjustment to beginning of
  the year reserves resulting
  from the change in the pool
  participation percentage        (12,392)     (28,318)     (93,966)
                                 --------     --------     --------
      Total payments              444,524      399,461      326,443
                                 --------     --------     --------
Reserves for losses and loss
 settlement expenses, end
 of the year                     $813,519     $793,563     $718,700
                                 ========     ========     ========

      Harleysville Group recognized a decrease in the provision for insured events of prior years (favorable development) of $42.6, $29.7 and $35.0 million in 1998, 1997 and 1996, respectively. The favorable development primarily related to lower than expected claim severity in the workers compensation and automobile lines of business.

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

                                    HARLEYSVILLE GROUP BUSINESS
                                      YEAR ENDED DECEMBER 31,

               1988      1989     1990      1991      1992       1993      1994      1995      1996      1997      1998
             --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                      (dollars in thousands)
Reserve for
 losses
 and loss
 settlement
 expenses    $166,994  $259,522  $300,197  $406,619  $437,883  $499,272  $535,452  $576,653  $718,700  $793,563  $813,519
Reserves
 reestimated:
One year
 later        160,506   251,960   291,629   405,749   438,135   496,057   524,565   541,654   688,972   750,956
Two years
 later        155,911   249,871   294,354   404,849   435,005   483,635   507,090   513,555   662,393
Three years
 later        157,625   254,329   296,320   403,240   430,728   477,164   491,919   496,138
Four years
 later        160,746   256,045   297,187   400,579   429,125   468,804   482,834
Five years
 later        162,058   257,653   296,517   401,675   421,408   462,571
Six years
 later        163,186   257,828   298,436   397,275   417,715
Seven years
 later        164,149   259,184   297,598   396,139
Eight years
 later        165,625   259,775   297,001
Nine years
 later        166,299   259,043
Ten years
 late         165,805

Cumulative amount
 of reserves paid:
One year
 later         29,100    90,964    67,570   135,067  144,465   161,557   164,849   105,774    200,907   228,622
Two years
 later         72,381   126,668   145,954   219,233  234,991   254,840   219,225   204,030    330,158
Three years
 later         92,887   174,860   199,754   276,451  292,381   290,667   283,816   281,546
Four years
 later        119,488   205,124   235,650   312,539  314,848   329,830   330,705
Five years
 later        135,660   224,882   255,921   328,682  335,411   355,338
Six years
 later        145,701   236,145   265,062   338,515  347,731
Seven years
 later        151,012   239,937   270,201   345,511
Eight years
 later        153,221   242,514   274,703
Nine years
 later        154,577   245,534
Ten years
 later        156,751

Redundancy
 (defi-
 ciency)        1,189       479     3,196    10,480    20,168    36,701   52,618     80,515    56,307    42,607

Redundancy
 (deficiency)
 expressed as
 a percent of
 year end
 reserves         0.7%      0.2%      1.1%      2.6%      4.6%      7.4%     9.8%      14.0%      7.8%      5.4%

Gross
 reserve                                             $486,608  $560,811  $603,088  $645,941  $796,820  $868,393  $893,420
Ceded
 reserve                                               48,725    61,539    67,636    69,288    78,120    74,830    79,901
                                                     --------  --------  --------  --------  --------  --------  --------
Net
 reserve                                             $437,883  $499,272  $535,452  $576,653  $718,700  $793,563  $813,519
                                                     ========  ========  ========  ========  ========  ========  ========
Gross re-
 estimated                                           $469,622  $530,837  $554,637  $568,846  $743,281  $830,455
Ceded re-
 estimated                                             51,907    68,266    71,803    72,708    80,888    79,499
                                                     --------  --------  --------  --------  --------  --------
 Net re-
  estimated                                          $417,715  $462,571  $482,834  $496,138  $662,393  $750,956
                                                     ========  ========  ========  ========  ========  ========

NOTE: The amount of cash and investments received equal to the increase in liabilities for unpaid losses and loss settlement expenses was $9,311,000, $35,582,000, $55,350,000, $93,966,000,
       $28,318,000 and $12,392,000 for the changes in pool participation in 1987, 1989, 1991, 1996, 1997 and 1998, respectively.

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

      Reinsurance for property and auto physical damage losses is currently maintained under a per risk excess of loss treaty affording recovery to $4,250,000, above a retention of $750,000. Harleysville Group's 1998 pooling share of such recovery would be $3,060,000 above a retention of $540,000. In addition, the Company's subsidiaries and the Mutual Company and its wholly-owned subsidiaries are reinsured under a catastrophe reinsurance treaty effective for one year from July 1, 1998 which provides coverage for 85.5% of up to $147 million in excess of a retention of $20 million for any given catastrophe. Harleysville Group's 1998 pooling share of this coverage would be 85.5% of up to $106 million in excess of a retention of $14.4 million for any given catastrophe. Pursuant to the terms of the treaty, the maximum recovery would be $126 million for any catastrophe involving an insured loss equal to or greater than $167 million. Harleysville Group's pooling share of this maximum recovery would be $90 million for any catastrophe involving an insured loss of $120 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Harleysville Group has not purchased funded catastrophe covers.

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

      Harleysville Group has a reinsurance agreement with the Mutual Company whereby, in 1999, the Mutual Company reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes.

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

INVESTMENTS

       An important element of the financial results of Harleysville Group is the return on invested assets. An investment objective of Harleysville Group is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. An objective also is to provide adequate funds to pay claims without forced sales of investments. Harleysville Group has invested in equity securities with the objective of capital appreciation. At December 31, 1998, the investment portfolio did not contain any securities that were rated at less than investment grade, and it did not contain any real estate or mortgage loans.

      Harleysville Group has adopted and follows an investment philosophy which precludes the purchase of non-investment grade fixed income securities. However, due to uncertainties in the economic environment, it is possible that the quality of investments held in Harleysville Group's portfolio may change.

      The  following table shows the composition of  Harleysville
Group's fixed maturity investment portfolio at amortized cost, excluding short-term investments, by rating as of December 31, 1998:

                                      DECEMBER 31, 1998
                                   -----------------------
                                     AMOUNT       PERCENT
                                   ----------     -------
                                   (dollars in thousands)
RATING<F1>
--------
U.S.  Treasury  and
 U.S. agency bonds<F2>            $   222,145      16.4%
Aaa                                   399,520      29.5
Aa                                    449,122      33.2
A                                     237,282      17.5
Baa                                    46,575       3.4
                                   ----------     -----
      Total                        $1,354,644     100.0%
                                   ==========     =====
--------------
[FN]
<F1>Ratings assigned by Moody's Investors Services, Inc.
<F2>Includes  GNMA  pass-through obligations  and  collateralized mortgage obligations.

      Harleysville Group invests in both taxable and tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds made up approximately 47%, 45% and 45% of the total investment portfolio at December 31, 1998, 1997 and 1996, respectively.

      The  following table shows the composition of  Harleysville
Group's investment portfolio at carrying value, excluding short-term investments, by type of security as of December 31, 1998:

                                      DECEMBER 31, 1998
                                   ----------------------
                                     AMOUNT       PERCENT
                                   ----------     -------
                                   (dollars in thousands)
Fixed maturities:
 U.S. Treasury obligations         $   40,342       2.6%
 U.S. agency obligations               49,122       3.1
 Mortgage-backed securities           142,748       9.1
 Obligations of states and
   political subdivisions             735,406      47.0
 Corporate securities                 421,994      27.0
                                   ----------     -----
      Total fixed maturities        1,389,612      88.8
                                   ----------     -----
Equity securities                     174,932      11.2
                                   ----------     -----
      Total                        $1,564,544     100.0%
                                   ==========     =====

      Investment results of Harleysville Group's fixed maturity investment portfolio for each of the three years ended December
31, 1998 are shown in the following table:

                                   Year Ended December 31,
                           --------------------------------------
                              1998          1997          1996
                           ----------    ----------    ----------
                                   (dollars in thousands)

   Invested assets<F1>     $1,321,061    $1,223,175    $1,133,640
   Investment income<F2>   $   83,689    $    79,765   $   75,204
   Average yield                  6.3%           6.5%         6.6%

--------------
[FN]
<F1>Average  of the aggregate invested amounts at amortized  cost at the beginning and end of the period, adjusted for cash transferred in connection with the 1998, 1997 and 1996 pooling agreement amendments and the acquisition of Minnesota Fire.

<F2>Investment  income  does  not  include  investment  expenses, realized investment gains or losses or provision for income taxes.

       The   following   table  indicates  the   composition   of
Harleysville Group's fixed maturity investment portfolio at carrying value, excluding short-term investments, by time to maturity as of December 31, 1998:

                                         DECEMBER 31, 1998
                                     ------------------------
                                       AMOUNT       PERCENT
                                     ----------     --------
                                      (dollars in thousands)
        DUE IN<F1>
        ---------
1 year or less                       $   56,039       4.0%
Over 1 year through 5 years             292,220      21.0
Over 5 years through 10 years           532,270      38.3
Over 10 years                           366,335      26.4
                                     ----------     -----
                                      1,246,864      89.7
Mortgage-backed securities              142,748      10.3
                                     ----------     -----

     Total                           $1,389,612     100.0%
                                     ==========     =====
--------------
[FN]
<F1>   Based   on   stated  maturity  dates  with  no  prepayment
    assumptions. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The average expected life of Harleysville Group's investment portfolio as of December 31, 1998 was approximately 5.7 years.

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

     All of the states in which Harleysville Group and the Mutual Company do business have guaranty fund laws under which insurers doing business in such states can be assessed up to 2% of annual premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder and third party claims against insolvent insurers. During the five years ended December 31, 1998, the amount of such insolvency assessments paid by Harleysville Group and the Mutual Company was not material.

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

      State insurance holding company acts regulate insurance holding company systems. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish certain information concerning transactions between companies within the holding company system that may materially affect the operations, management or financial condition of the insurer within the system including the payment of "extraordinary dividends" from the insurance subsidiaries to the Company.

     Insurance holding company acts require that all transactions within the holding company system affecting the Mutual Company and the Company's insurance subsidiaries must be fair and equitable. Further, approval of the applicable insurance commissioner is required prior to the consummation of transactions affecting the control of an insurer.

      The property and casualty insurance industry has been subject to significant public scrutiny and comment primarily due to concerns regarding solvency issues, rising insurance costs, and the industry's methods of operations. Accordingly, regulations and legislation may be proposed to bring the insurance industry under federal control; to strengthen state oversight, particularly in the field of solvency and investments; to further restrict an insurer's ability to underwrite and price risks; and to impose new taxes and assessments. It is not possible to predict whether, in what form or in what jurisdictions any of these proposals might be adopted or the effect, if any, on the Company.

      The Company's insurance subsidiaries are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary's statutory surplus as of a certain date, or adjusted net income of the subsidiary, for the preceding year. Applying current regulatory restrictions as of December 31, 1998, $57,000,000 would be available for distribution to Harleysville Group Inc. without prior approval during 1999. The Company's insurance subsidiaries paid dividends of $10.0 million in 1998 and $31.7 million in 1997 to Harleysville Group Inc. No dividends were paid in 1996.

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

                        NET INCOME              SHAREHOLDERS' EQUITY
                  YEAR ENDED DECEMBER 31,           DECEMBER 31,
                ---------------------------    ---------------------
                  1998      1997     1996         1998       1997
                -------   -------   -------    ---------   --------
                                      (in thousands)
SAP amounts     $62,133   $59,658   $15,332     $489,665   $398,468
Adjustments:
 Deferred
  policy
  acquisition
  costs           6,908      (841)    9,670       78,984     72,076
 Deferred
  income
   taxes            (32)      507     7,118        5,373     20,338
 Unrealized
  investment
  gains                                           34,980     28,833
  Other, net     (4,925)   (4,520)   (3,505)       7,546     14,724
Holding
  company<F1>      (671)     (732)       65      (86,890)   (87,924)
                -------   -------   -------     --------   --------
GAAP amounts    $63,413   $54,072   $28,680     $529,658   $446,515
                =======   =======   =======     ========   ========

[FN]
<F1> Represents  the  GAAP  income  and  equity   amounts   for
     Harleysville  Group  Inc.,  excluding  the  earnings  of   and
     investment in subsidiaries.

RELATIONSHIP WITH THE MUTUAL COMPANY

      Harleysville Group's operations are interrelated with the operations of the Mutual Company due to the pooling arrangement and other factors. The Mutual Company owns approximately 54% of the issued and outstanding common stock of Harleysville Group. Harleysville Group employees provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. The cost of facilities and employees required to conduct the business of both companies is charged on a cost-allocated basis. Harleysville Group also manages the operations of the Mutual Company and its wholly-owned subsidiaries pursuant to a management agreement which commenced January 1, 1993 under which Harleysville Group receives a management fee. Harleysville Group also manages the operations of Berkshire Mutual Insurance Company, a small property and casualty insurance company, pursuant to a management services agreement. Harleysville Group received $6.3 million, $6.0 million and $6.6 million for the years ended December 31, 1998, 1997 and 1996, respectively, for all such management services.

      All of the Company's officers are officers of the Mutual Company, and five of the Company's seven directors are directors of the Mutual Company. A coordinating committee exists to review and evaluate the pooling agreement and is responsible for matters involving actual or potential conflicts of interest between the two companies. The decisions of the coordinating committee are binding on the two companies. No intercompany transaction can be authorized by the coordinating committee unless the Company's committee members conclude that such transaction is fair and equitable to Harleysville Group. The coordinating committee consists of six non-employee directors, two from Harleysville Group Inc. and three from the Mutual Company all of whom are not members of both Boards and one, the Chairman, who is a member of both Boards. For information concerning the members of the coordinating committee, see "Board and Committee Meetings" section on pages 8 to 9 of the Company's proxy statement relating to the annual meeting of the shareholders to be held April 28, 1999 which is incorporated by reference in this Form 10-K Report.

      The Mutual Company leases the home office from Harleysville Group with which it shares most of the facility. Rental income under the lease was $2,754,000 for 1998, 1997 and 1996.
Harleysville Group believes that the lease terms are no less favorable to it than if the property were leased to a non-affiliate.

      In connection with the acquisition of Mid-America and New York Casualty, the Company borrowed approximately $18.5 million from the Mutual Company. See Note 8 of the Notes to Consolidated Financial Statements. For additional information with respect to transactions with the Mutual Company, see Note 3 of the Notes to Consolidated Financial Statements.

EMPLOYEES

       All employees are paid by Harleysville Group and, accordingly, are considered to be employees of Harleysville Group. As of December 31, 1998, there were 2,788 employees. They provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. See "Business-Relationship with the Mutual Company" and Note 3(c) of the Notes to Consolidated Financial Statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------- ----------------------------------------------------

     No matter was submitted during the fourth quarter of 1998 to a vote of holders of the Company's Common Stock.

EXECUTIVE OFFICERS OF THE COMPANY

      All of the persons listed below are executive officers of Harleysville Group or its affiliates. There are no family relationships between any of the Company's executive officers and directors, and there are no arrangements or understandings between any of these officers and any other person pursuant to which the officer was selected as an officer.

         Name            Age                Position
----------------------   ---    --------------------------------
Walter R. Bateman, II     51    Chairman of the Board, President,
                                 Chief Executive Officer and
                                 Director
Mark R. Cummins           42    Executive Vice President, Chief
                                 Investment Officer and Treasurer
Spencer M. Roman          50    Executive Vice President
Roger A. Brown            50    Senior Vice President, Secretary
                                 and General Counsel
Dennis M. Hyland          55    Senior Vice President
Bruce J. Magee            44    Senior Vice President and
                                 Chief Financial Officer
E. Wayne Ratz             53    Senior Vice President and Chief
                                 Information Officer
Thomas E. Roden           63    Senior Vice President
Catherine B. Strauss      51    Senior Vice President
Robert G. Whitlock, Jr.   42    Senior Vice President and Chief
                                 Actuary
Roger J. Beekley          56    Vice President and Controller


      Walter R. Bateman, II has been Chairman of the Board  since
August 1998 and has been Chief Executive Officer since January 1,
1994.   He has been President and Director of Harleysville  Group
and the Mutual Company since 1992.

       Mark R. Cummins is Executive Vice President, Chief Investment Officer and Treasurer of Harleysville Group and the Mutual Company, and has been in charge of the investment and treasury function, since 1992. Since January 1, 1996, he also has been in charge of corporate administration.

     Spencer M. Roman has been Executive Vice President in charge of the field and subsidiary operations of Harleysville Group and the Mutual Company since August 1998. From 1996 to August 1998, he was in charge of marketing, claims and underwriting. He was in charge of marketing for the three preceding years.

     Roger A. Brown has been Senior Vice President, Secretary and
General  Counsel  of  Harleysville Group and the  Mutual  Company
since  April  1995.  He was Assistant General Counsel  from  1986 until assuming his present position.

      Dennis M. Hyland has been Senior Vice President since 1993.
Since August 1998, he has been in charge of marketing, claims and
underwriting.   From 1991 to 1998 he was in charge of  commercial
lines underwriting.

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

       Thomas  E.  Roden  has  been  Senior  Vice  President   of
Harleysville Group and the Mutual Company since 1998. He is in charge of government affairs. From 1992 to 1998 he was in charge of field and subsidiary operations for both companies.

      Catherine B. Strauss has been Senior Vice President since April 1998 and has been in charge of human resources since 1996. From 1979 to 1996 she was employed by Penn Mutual Insurance Company, most recently as Vice President of human resources.

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

                            PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
------  ----------------------------------------------------
STOCKHOLDER MATTERS.
-------------------
      The "Market for Common Stock and Related Security Holder Matters" section from the Company's annual report to stockholders for the year ended December 31, 1998, which is included as Exhibit (13)(E) to this Form 10-K Report, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.
------- ------------------------
      The "Selected Consolidated Financial Data" section from the
Company's  annual  report  to stockholders  for  the  year  ended
December 31, 1998, which is included as Exhibit (13)(A) to this Form 10-K Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------  -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS.
-----------------------------------
      The "Management's Discussion and Analysis of Results of Operations and Financial Condition" section from the Company's annual report to stockholders for the year ended December 31, 1998, which is included as Exhibit (13)(B) to this Form 10-K Report, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
-------  -----------------------------------------------------
RISK.
----
      The "Quantitative and Qualitative Disclosures About Market Risk" section from the Company's annual report to stockholders for the year ended December 31, 1998, which is included as Exhibit (13)(C) to this Form 10-K Report, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------- --------------------------------------------
      The consolidated financial statements from the Company's annual report to stockholders for the year ended December 31, 1998, which is included as Exhibit (13)(D) to this Form 10-K
Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE.
-----------------------------------
     None.

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------- ---------------------------------------------------
       The   "Election  of  Directors"  section,  which  provides
information regarding the Company's directors, on pages to and the "Section 16(a) Beneficial Ownership Reporting Compliance" section on page of the Company's proxy statement relating to the annual meeting of stockholders to be held April 28, 1999, are incorporated herein by reference.

      The information concerning executive officers called for by
Item 10 of Form 10-K is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.
-------- -----------------------
      The information set forth on pages 25 to 31 and the "Compensation of Directors" section on pages 9 to 11 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 28, 1999, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------- ---------------------------------------------------
MANAGEMENT.
-----------
      The "Ownership of Common Stock" section on pages 15 and 16 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 28, 1999, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------- -----------------------------------------------
     The "Transactions with Harleysville Mutual" section on pages
32 and 33 of the Company's proxy statement relating to the annual
meeting   of  stockholders  to  be  held  April  28,   1999,   is
incorporated herein by reference.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-------- ------------------------------------------------------
FORM 8-K.
---------
(a)  (1) The   following  consolidated   financial
         statements are filed as a part of this report:

     Consolidated Financial Statements                    Page
                                                         -----
       Consolidated Balance Sheets as of
         December 31, 1998 and 1997                        27*
       Consolidated Statements of Income for
         Each of the Years in the Three-year
         Period Ended December 31, 1998                    28*
       Consolidated Statements of Shareholders'
         Equity for Each of the Years in the Three-
         year Period Ended December 31, 1998               29*
       Consolidated Statements of Cash Flows
         for Each of the Years in the Three-year
         Period Ended December 31, 1998                    30*
       Notes to Consolidated Financial Statements          31*
     Independent Auditors' Report                          43*

     (2) The following consolidated financial statement schedules for the years 1998, 1997 and 1996 are submitted herewith:

     Financial Statement Schedules
       Schedule I.    Summary of Investments - Other
                      Than Investments in Related
                      Parties                              38
       Schedule II.   Condensed Financial Information
                      of Parent Company                    39
       Schedule III.  Supplementary Insurance
                      Information                          42
       Schedule IV.   Reinsurance                          43
       Schedule VI. Supplemental Insurance Information Concerning Property and Casualty
                      Subsidiaries                         44
     Independent Auditors' Consent and Report on Schedules
       (filed as Exhibit 23)

      All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

-------------------
      *Refers to the respective page of Harleysville Group Inc.'s 1998 Annual Report to Stockholders. The Consolidated Financial Statements and Independent Auditors' Report, which are included as Exhibit (13)(D), are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     (3) Exhibits

 EXHIBIT
   NO.               DESCRIPTION OF EXHIBITS
-------- ----------------------------------------------

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

 EXHIBIT
   NO.               DESCRIPTION OF EXHIBITS
-------- -----------------------------------------------

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

 (10)(G) Proportional  Reinsurance Agreement  effective
         as  of  January  1,  1986  among  Harleysville
         Mutual   Insurance  Company,  Huron  Insurance
         Company and Harleysville Insurance Company  of
         New Jersey -incorporated herein by reference to Exhibit 10(N) to the Registrant's Form S-1
         Registration Statement No. 33-4885 declared effective May 23, 1986.

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

 EXHIBIT
   NO.               DESCRIPTION OF EXHIBITS
-------- -----------------------------------------------

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

 (10)(N) Amendments,  effective  January  1,  1995  and
         1993,   respectively,  to   the   Proportional
         Reinsurance  Agreement  effective  January  1,
         1986   among  Harleysville  Mutual   Insurance
         Company, Huron Insurance Company, Harleysville
         Insurance Company of New Jersey, Harleysville-
         Atlantic    Insurance    Company,    Worcester
         Insurance Company, Connecticut Union Insurance
         Company,  New York Casualty Insurance  Company
         and    Great   Oaks   Insurance   Company    -
         incorporated  herein by reference  to  Exhibit
         (10)(P)  to the Registrant's Annual Report  on
         Form 10-K for the year ended December 31, 1994.

 EXHIBIT
   NO.               DESCRIPTION OF EXHIBITS
-------- -----------------------------------------------

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

 (10)(Q) Amendment,  effective January 1, 1998  to  the
         Proportional  Reinsurance Agreement  effective
         January  1,  1986  among  Harleysville  Mutual
         Insurance  Company,  Huron Insurance  Company,
         Harleysville Insurance Company of New  Jersey,
         Harleysville-Atlantic    Insurance    Company,
         Worcester   Insurance   Company,   Mid-America
         Insurance Company, New York Casualty Insurance
         Company,   Great   Oaks   Insurance   Company,
         Pennland   Insurance  Company,   Lake   States
         Insurance  Company  and  Minnesota  Fire   and
         Casualty  Company  -  incorporated  herein  by
         reference   to   Exhibit   (10)(Q)   to    the
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 EXHIBIT
   NO.                     DESCRIPTION OF EXHIBITS
--------  -------------------------------------------------------

*(10)(R) Long-Term Incentive Plan for senior officers of Harleysville Mutual Insurance Company and
          Registrant - incorporated herein by reference to Exhibit 10(V) to the Registrant's Annual
          Report  on  Form  10-K  for  the  year  ended
          December 31, 1988.

 (10)(S)  Lease   effective  January  1,  1995  between
          Harleysville,  Ltd.  and Harleysville  Mutual
          Insurance  Company - incorporated  herein  by
          reference   to   Exhibit   (10)(R)   to   the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

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

 (10)(V)  Loan Agreement dated as of March 19, 1998  by
          and   between  Harleysville  Group  Inc.  and
          Harleysville  Mutual  Insurance   Company   -
          incorporated herein by reference  to  Exhibit
          (10)(V) to the Registrant's Annual Report  on
          Form 10-K for the year ended December 31, 1997.

 (10)(W)  Form  of  Management Agreements dated January
          1,  1994 between Harleysville Group Inc.  and
          Harleysville   Mutual   Insurance    Company,
          Harleysville-Garden State Insurance  Company,
          Mainland    Insurance    Company,    Pennland
          Insurance Company, Berkshire Mutual Insurance
          Company   and  Harleysville  Life   Insurance
          Company - incorporated herein by reference to Exhibit (10)(U) to the Registrant's Annual
          Statement  on  Form 10-K for the  year  ended
          December 31, 1993.

 EXHIBIT
   NO.                DESCRIPTION OF EXHIBITS
--------  -----------------------------------------------

 (10)(X)  Form  of  Salary Allocation Agreements  dated
          January  1,  1993 between Harleysville  Group
          Inc.   and   Harleysville  Mutual   Insurance
          Company,  Harleysville-Garden State Insurance
          Company, Mainland Insurance Company, Pennland
          Insurance Company, Berkshire Mutual Insurance
          Company   and  Harleysville  Life   Insurance
          Company - incorporated herein by reference to Exhibit (10)(U) to the Registrant's Annual
          Report  on  Form  10-K  for  the  year  ended
          December 31, 1992.

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

*(10)(AB) 1996   Directors'  Stock  Purchase  Plan   of
          Registrant - incorporated herein by reference to Exhibit (4)(C) to the Registrant's From S-
          8  Registration Statement No. 333-03127 filed
          May 3, 1996.

*(10)(AC) Directors  Equity Award Program of Registrant
          - incorporated herein by reference to Exhibit
          (4)(C)   to   the   Registrant's   Form   S-8
          Registration  Statement No.  333-09701  filed
          August 7, 1996.

 (13)(A)  Selected Consolidated Financial Data from the
          Company's 1998 annual report to stockholders.

 (13)(B)  Management's  Discussion  and   Analysis   of
          Results of Operations and Financial Condition from the Company's 1998 annual report to stockholders.

EXHIBIT
   NO.                DESCRIPTION OF EXHIBITS
--------  -----------------------------------------------

 (13)(C)  Quantitative   and  Qualitative   Disclosures
          About  Market  Risk from the  Company's  1998
          annual report to stockholders.

 (13)(D) Consolidated financial statements from the Company's 1998 annual report to stockholders.

 (13)(E)  Market  for Common Stock and Related Security
          Holder Matters from the Company's 1998 annual report to stockholders.

 (21)     Subsidiaries of Registrant.

 (23)
          Independent Auditors' Consent and  Report  on
          Schedules.

 (27)
          Financial Data Schedule

 (99)
          Form  11-K Annual Report for the Harleysville
          Group Inc. Employee Stock Purchase Plan for the year ended December 31, 1998.


--------------
* A management contract, compensatory plan or arrangement required to be separately identified by reason of the provision of Item 14(a)(3).

(b) Reports on Form 8-K


      The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                       HARLEYSVILLE GROUP
             SCHEDULE I - SUMMARY OF INVESTMENTS -
           OTHER THAN INVESTMENTS IN RELATED PARTIES
                       DECEMBER 31, 1998
                         (in thousands)

                                                          AMOUNT
                                                          AT WHICH
                                                          SHOWN IN
                                                          THE BALANCE
 TYPE  OF INVESTMENT           COST            VALUE      SHEET
------------------------    ------------    -----------   -----------

Fixed maturities:

 United States
  government and
  government agencies
  and authorities           $   85,364      $   90,193    $   89,464

 States, municipalities
  and political
   subdivisions                714,571         757,533       735,406

 Mortgage-backed
  securities                   136,903         142,748       142,748

 All other corporate
  bonds                        417,806         441,190       421,994
                            ----------      ----------    ----------
  Total fixed
   maturities                1,354,644       1,431,664     1,389,612
                            ----------      ----------    ----------

Equity securities:

 Common stocks
  Banks, trust and
   insurance companies          18,860          26,862        26,862
  Industrial,
   miscellaneous and
   all other                    76,937         148,070       148,070
                            ----------      ----------    ----------

  Total equities                95,797         174,932       174,932
                            ----------      ----------    ----------

Short-term
 investments                    15,022                        15,022
                            ----------                    ----------

   Total investments        $1,465,463                    $1,579,566
                            ==========                    ==========

                      HARLEYSVILLE GROUP INC.
  SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                      CONDENSED BALANCE SHEETS
                 (in thousands, except share data)

                                                DECEMBER 31,
                                        -------------------------
                                          1998             1997
                                        --------         --------
                     ASSETS

Short-term investments                  $  5,362         $  1,921
Fixed maturities:
 Available for sale, at fair
  value (cost $11 and $1,843)                 11            1,911
Investments in common
 stock of subsidiaries
 (equity method)                         616,548          534,439
Accrued investment income                     39               33
Due from affiliate                         5,883            3,872
Other assets                               5,200            4,831
                                        --------         --------
 Total assets                           $633,043         $547,007
                                        ========         ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                    $ 93,500         $ 93,500
Accounts payable and
 accrued expenses                          6,884            5,895
Federal income taxes payable               3,001            1,097
                                        --------         --------
 Total liabilities                       103,385          100,492
                                        --------         --------

Shareholders' equity:
 Preferred stock, $1 par value;
  authorized 1,000,000 shares,
  none issued
 Common stock, $1 par value;
  authorized 80,000,000 shares;
  shares issued and outstanding
  1998, 29,150,518 and 1997,
  28,821,973                              29,151           28,822
 Additional paid-in capital              119,302          113,646
 Accumulated other
  comprehensive income                    74,167           46,478
 Retained earnings                       307,038          257,569
                                        --------         --------
 Total shareholders' equity              529,658          446,515
                                        --------         --------
 Total liabilities and
  shareholders' equity                  $633,043         $547,007
                                        ========         ========

                      HARLEYSVILLE GROUP INC.
   SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                    CONDENSED STATEMENTS OF INCOME
                            (in thousands)

                                        YEAR ENDED DECEMBER 31,
                                  --------------------------------
                                     1998        1997        1996
                                  --------    --------    --------
Revenues                           $ 6,756     $ 6,747     $ 7,603
Expenses:
  Interest                           6,322       6,441       6,378
  Expenses other than interest       1,474       1,435       1,116
                                   -------     -------     -------
                                    (1,040)     (1,129)        109
Income tax expense (benefit)          (369)       (397)         44
                                   -------     -------     -------
Income (loss) before equity in
  income of subsidiaries              (671)       (732)         65

Equity in income of subsidiaries    64,084      54,804      28,615
                                   -------     -------     -------
Net income                         $63,413     $54,072     $28,680
                                   =======     =======     =======

                       HARLEYSVILLE GROUP INC.
   SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands)

                                          Year Ended December 31,
                                   -----------------------------------
                                      1998       1997        1996
                                   ---------   ---------   ---------
Cash flows from operating
  activities:
  Net income                        $ 63,413    $ 54,072    $ 28,680
  Adjustments to reconcile
   net income to net cash
   used by operating activities:
    Equity in undistributed
      earnings of subsidiaries      (64,084)    (54,804)    (28,615)
    (Increase) decrease in
      accrued investment income          (6)         86          46
    Increase (decrease) in
      accrued income taxes            1,927         684        (896)
    Gain on sale of
      investments                       (76)        (62)
    Other, net                       (1,707)       (983)       (464)
                                   --------    --------    --------
      Net cash used by
        operating activities           (533)     (1,007)     (1,249)
                                   --------    --------    --------
Cash flows from investing activities:
  Sales of fixed maturity
    investments                       1,908       9,043       1,500
  Net sales (purchases) or
    maturities of short-term
    investments                      (3,441)       (481)        420
  Acquisition                                   (33,986)
                                   --------    --------    --------
      Net cash provided (used)
       by investing activities       (1,533)    (25,424)      1,920
                                   --------    --------    --------

Cash flows from financing activities:
  Issuance of common stock            5,985       7,295       9,936
  Dividends from subsidiaries        10,025      31,729          23
  Dividends paid                    (13,944)    (12,593)    (11,155)
                                   --------    --------    --------
      Net cash provided (used)
        by financing activities       2,066      26,431      (1,196)
                                   --------    --------    --------
  Change in cash                       -           -           (525)

    Cash at beginning of year                                   525
                                   --------    --------    --------

    Cash at end of year            $   -       $   -       $   -
                                   ========    ========    ========



                                         HARLEYSVILLE GROUP
                         SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                            YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                           (in thousands)

                         LIABILITY
                         FOR UNPAID                                                      AMORTIZATION
            DEFERRED     LOSSES AND                                         LOSSES       OF DEFERRED
            POLICY       LOSS                                  NET          AND LOSS     POLICY        OTHER
            ACQUISITION  SETTLEMENT   UNEARNED     EARNED      INVESTMENT   SETTLEMENT   ACQUISITION   UNDERWRITING   PREMIUMS
            COSTS<F1>    EXPENSES     PREMIUMS     PREMIUMS    INCOME       EXPENSES     COSTS<F1>     EXPENSES       WRITTEN
            -----------  ----------   ---------    ---------   ----------   ----------   ------------  ------------  ---------
Year ended
 December 31,
  1998
  Commercial
   lines                 $ 898,086    $ 272,599    $ 560,551                $ 411,560                                 $ 580,465
  Personal
   lines                   274,579      151,934      366,712                  277,058                                   372,655
  Elimina-
   tions<F2>              (279,245)    (106,761)    (262,659)                (224,138)                                 (266,974)
                         ---------    ---------    ---------                ---------                                 ---------
    Total     $78,984    $ 893,420    $ 317,772    $ 664,604                $ 464,480      $169,567        $54,154    $ 686,146
              =======    =========    =========    =========                =========      ========        =======    =========
    Net investment
      income                                                    $86,025
                                                                =======
Year ended
 December 31,
  1997
  Commercial
   lines                 $ 875,231    $ 252,685    $ 542,632                $ 387,776                                 $ 528,467
  Personal
   lines                   283,032      145,991      349,701                  244,188                                   350,897
  Elimina-
   tions<F2>              (289,870)    (100,051)    (267,428)                (192,476)                                 (262,427)
                         ---------    ---------    ---------                ---------                                 ---------
    Total     $72,076    $ 868,393    $ 298,625    $ 624,905                $ 439,488       $157,591       $50,108    $ 616,937
              =======    =========    =========    =========                =========       ========       =======    =========
     Net investment
     income                                                     $81,783
                                                                =======

Year ended
 December 31,
  1996
  Commercial
   lines                 $ 821,537    $ 244,327    $ 555,750                $ 396,077                                 $ 570,224
  Personal
   lines                   283,383      131,552      331,866                  285,002                                   336,993
  Elimina-
   tions<F2>              (308,100)     (94,513)    (272,419)                (212,589)                                 (246,474)
                         ---------    ---------    ---------                ---------                                 ---------
    Total      $68,779   $ 796,820    $ 281,366    $ 615,197                $ 468,490        $154,320       $43,965   $ 660,743
               =======   =========    =========    =========                =========        ========       =======   =========
Net investment
     income                                                     $78,008
                                                                =======

[FN]
<F1>  Deferred  policy  acquisition  costs   and   other
      underwriting expenses are not determined separately for commercial and personal lines.
      See  Note 13 of the Notes to Consolidated Financial Statements.

<F2>  See  Note 13 of the Notes to Consolidated Financial Statements.

                            HARLEYSVILLE GROUP
                        SCHEDULE IV - REINSURANCE
               YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                              (in thousands)

                                             ASSUMED              PERCENTAGE
                                 CEDED        FROM                OF AMOUNT
                      GROSS    TO  OTHER      OTHER        NET     ASSUMED
                     AMOUNT    COMPANIES    COMPANIES    AMOUNT    TO NET
                    --------   ---------    ---------   --------  -----------
Year ended
 December 31, 1998
 Property and
 casualty
   premiums         $589,956    $619,230    $693,878    $664,604    104.4%
                    ========    ========    ========    ========    ======

Year ended
 December 31, 1997
 Property and
 casualty
   premiums        $542,887     $566,440    $648,458   $624,905     103.8%
                   ========     ========    ========   ========     ======

Year ended
 December 31, 1996
 Property and
 casualty
   premiums        $494,215     $422,623    $543,605   $615,197      88.4%
                   ========     ========    ========    =======     ======


Note: The amounts ceded and assumed include the amounts ceded and assumed under the terms of the pooling arrangement.

                          HARLEYSVILLE GROUP
     SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
                  PROPERTY AND CASUALTY SUBSIDIARIES
             YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (in thousands)


             LIABILITY                     LOSSES AND LOSS
             FOR UNPAID   DISCOUNT,      (BENEFITS) INCURRED
             LOSSES AND   IF ANY,             RELATED TO        PAID LOSSES
             LOSS         DEDUCTED       --------------------   AND LOSS
             SETTLEMENT   FROM           CURRENT      PRIOR     SETTLEMENT
             EXPENSES     RESERVES<F1>     YEAR       YEARS     EXPENSES
             ----------   -----------    --------   --------   -----------
Year ended:

 December 31,
  1998        $893,420      $10,272      $507,087   $(42,607)   $444,524
              ========      =======      ========   ========    ========

 December 31,
  1997        $868,393      $ 9,433      $469,216   $(29,728)   $399,461
              ========      =======      ========    ========   ========

 December 31,
  1996        $796,820      $ 9,185      $503,489   $(34,999)   $326,443
              ========      =======      ========   ========    ========

[FN]
Notes:<F1>  The  amount of discount relates to  certain long-term disability workers' compensation cases. A discount rate of 3.5% (5% on New Jersey cases) was used.

      (2) Information required by remaining columns is contained in Schedule III.

                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HARLEYSVILLE GROUP INC.


Date:  March  25, 1999             By:  /s/WALTER R. BATEMAN
                                        -----------------------------
                                           Walter R. Bateman
                                           Chairman of the Board,
                                           President and
                                           Chief Executive Officer


    Pursuant  to  the  requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     SIGNATURE                    TITLE                       DATE
--------------------      -------------------------      --------------
                          Chairman of the Board,
                          President,
                          Chief Executive Officer
/s/WALTER R. BATEMAN      and a Director                 March 25, 1999
---------------------
   Walter R. Bateman



                          Senior Vice President
                          and Chief Financial
                          Officer (principal financial
                          officer and principal
/s/BRUCE J. MAGEE         accounting officer)            March 25, 1999
--------------------
   Bruce J. Magee

                            SIGNATURES
                            (Continued)

      SIGNATURE                TITLE                 DATE
---------------------     -----------------      --------------

/s/LOWELL R. BECK             Director           March 25, 1999
---------------------
   Lowell R. Beck



/s/MICHAEL L. BROWNE          Director           March 25, 1999
-----------------------
   Michael L. Browne



/s/ROBERT D. BUZZELL          Director           March 25, 1999
-----------------------
   Robert D. Buzzell



/s/JOSEPH E. MCMENAMIN        Director           March 25, 1999
-----------------------
   Joseph E. McMenamin



/s/FRANK E. REED              Director           March 25, 1999
-----------------------
   Frank E. Reed



/s/WILLIAM E. STRASBERG       Director           March 25, 1999
-----------------------
   William E. Strasburg

                         EXHIBIT INDEX

 EXHIBIT
   NO.                   DESCRIPTION OF EXHIBITS
--------   ---------------------------------------------------

 (13)(A)   Selected  Consolidated Financial Data  from
           the   Company's  1998  annual   report   to
           stockholders.

 (13)(B)   Management's  Discussion  and  Analysis  of
           Results   of   Operations   and   Financial
           Condition from the Company's 1998 annual report to stockholders.

 (13)(C)   Quantitative  and Qualitative  Disclosures
           About Market Risk from the Company's  1998
           annual report to stockholders.

 (13)(D)   Consolidated financial statements from  the
           Company's    1998    annual    report    to
           stockholders.

 (13)(E)   Market   for   Common  Stock  and   Related
           Security  Holder Matters from the Company's
           1998 annual report to stockholders.

 (21)      Subsidiaries of Registrant.

 (23)      Independent Auditors' Consent and Report on
           Schedules.

 (27)      Financial Data Schedule

 (99) Form 11-K Annual Report for the Harleysville Group Inc. Employee Stock Purchase Plan for the year ended December 31, 1998.