Form 10-Q
period 1999-03-31
HARLEYSVILLE GROUP INC
filed 1999-05-13
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999.
                         -------------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                         ------------    --------------

Commission file number   0-14697
                  -------------

                   HARLEYSVILLE GROUP INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)

          DELAWARE                                51-0241172
-------------------------------              -------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

    355 MAPLE AVENUE,  HARLEYSVILLE, PENNSYLVANIA  19438-2297
  -----------------------------------------------------------
  (Address of principal executive offices, including zip code)

                       (215) 256-5000
       -------------------------------------------------
      (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  .  No      .
    -----      -----

      At May 3, 1999 29,295,525 shares of common stock of Harleysville Group Inc. were outstanding.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                             INDEX

                                                  Page Number
                                                  -----------
Part I - Financial Information

  Consolidated Balance Sheets - March 31, 1999
     and December 31, 1998                              3

  Consolidated Statements of Income - For the
     three months ended March 31, 1999 and 1998         4

  Consolidated Statement of Shareholders' Equity -
     For the three months ended March 31, 1999          5

  Consolidated Statements of Cash Flows -
     For the three months ended March 31, 1999
     and 1998                                           6

  Notes to Consolidated Financial Statements            7

  Management's Discussion and Analysis of Results
     of Operations and Financial Condition             12

Part II - Other Information                            16

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
               (in thousands, except share data)

                                             MARCH 31,    DECEMBER 31,
                                               1999          1998
                                           -----------    -----------
                                           (Unaudited)
                 ASSETS
                 ------
Investments:
 Fixed maturities:
   Held to maturity, at amortized
     cost (fair value $665,285
     and $680,371)                         $  632,350     $  638,319
     Available for sale, at fair
     value (amortized cost $719,898
     and $716,325)                            745,326        751,293
 Equity securities, at fair value
  (cost $99,561 and $95,797)                  188,127        174,932
 Short-term investments, at cost,
  which approximates fair value                13,660         15,022
                                           ----------     ----------
    Total investments                       1,579,463      1,579,566
Cash                                            4,129          3,799
Receivables:
 Premiums                                      91,322         91,256
 Reinsurance                                   85,276         84,179
 Accrued investment income                     21,482         22,134
                                           ----------     ----------
    Total receivables                         198,080        197,569
Deferred policy acquisition costs              81,571         78,984
Prepaid reinsurance premiums                   11,384         12,108
Property and equipment, net                    25,270         25,051
Deferred income taxes                           5,265          3,604
Other assets                                   34,727         33,816
                                           ----------     ----------
    Total assets                           $1,939,889     $1,934,497
                                           ==========     ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Liabilities:
 Unpaid losses and loss
  settlement expenses                      $  888,992     $  893,420
 Unearned premiums                            327,307        317,772
 Accounts payable and accrued expenses         83,763         83,735
 Debt                                          97,140         97,140
 Due to affiliate                               2,741         12,772
                                           ----------     ----------
    Total liabilities                       1,399,943      1,404,839
                                           ----------     ----------
Shareholders' equity:
 Preferred stock, $1 par value, authorized
  1,000,000 shares; none issued
 Common stock, $1 par value, authorized
  80,000,000 shares; issued and
  outstanding 29,270,538 and
  29,150,518 shares                            29,271         29,151
 Additional paid-in capital                   121,338        119,302
 Accumulated other comprehensive income        74,096         74,167
  Retained earnings                           315,241        307,038
                                           ----------     ----------

     Total shareholders' equity               539,946        529,658
                                           ----------     ----------
     Total liabilities and
       shareholders' equity                $1,939,889     $1,934,497
                                           ==========     ==========

See accompanying notes to consolidated financial statements.

                HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
           FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
             (dollars in thousands, except per share data)

                                              1999        1998
                                           ---------    --------
Revenues:

  Premiums earned                          $169,827     $162,632
  Investment income, net of
    investment expense                       21,526       21,235
  Realized investment gains                   4,810        3,648
  Other income                                3,513        2,990
                                           --------     --------

      Total revenues                        199,676      190,505
                                           --------     --------

Losses and expenses:

  Losses and loss settlement expenses       119,846      116,291
  Amortization of deferred policy
    acquisition costs                        43,551       41,112
  Other underwriting expenses                15,358       13,298
  Interest expense                            1,561        1,640
  Other expenses                              1,149          885
                                           --------     --------

      Total expenses                        181,465      173,226
                                           --------     --------

      Income before income taxes and
        cumulative effect of accounting
        change                               18,211       17,279

Income taxes                                  3,446        3,377
                                           --------     --------

      Income before cumulative effect
        of accounting change                 14,765       13,902

Cumulative effect of accounting change,
  net of income tax                          (2,904)
                                           --------     --------

      Net income                           $ 11,861     $ 13,902
                                           ========     ========

Per common share:

  Basic:
    Income before cumulative effect of
      accounting change                    $    .51     $    .48
    Cumulative effect of accounting
      change, net of income tax                (.10)
                                           --------     --------
    Net income                             $    .41     $    .48
                                           ========     ========

  Diluted:
    Income before cumulative effect of
      accounting change                    $    .50     $    .47
    Cumulative effect of accounting
      change, net of income tax                (.10)
                                           --------     --------
    Net income                             $    .40     $    .47
                                           ========     ========

  Cash dividend                            $   .125     $   .115
                                           ========     ========

See accompanying notes to consolidated financial statements.

                HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999
                         (dollars in thousands)

                                                ACCUMULATED
                COMMON STOCK       ADDITIONAL   OTHER
                                   PAID-IN      COMPREHENSIVE   RETAINED
              SHARES     AMOUNT    CAPITAL      INCOME          EARNINGS   TOTAL
            ----------   -------   ----------   -------------   --------   --------
Balance,
 Dec. 31,
 1998       29,150,518   $29,151   $119,302   $74,167           $307,038   $529,658
                                                                           --------
Net income                                                        11,861     11,861
Other compre-
 hensive income,
 net of tax:
  Unrealized
  investment
  losses, net of
  reclassi-
  fication
  adjustment                                      (71)                          (71)
                                                                           --------
Comprehensive
 income                                                                      11,790
                                                                           --------
Issuance of
 common stock  120,020       120      2,036                                   2,156

Cash dividend
 paid                                                             (3,658)    (3,658)
            ----------   -------   --------   -------           --------   --------
Balance,
 Mar. 31,
  1999      29,270,538   $29,271   $121,338   $74,096           $315,241   $539,946
            ==========   =======   ========   =======           ========   ========

See accompanying notes to consolidated financial statements.

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
            FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                              (in thousands)

                                              1999          1998
                                            --------      --------
Cash flows from operating activities:
 Net income                                 $ 11,861      $ 13,902
 Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Cumulative effect of accounting
         change, net of income tax             2,904
       Change in receivables, unearned
         premiums, prepaid reinsurance
         and due to affiliate                   (283)       (4,177)
       Increase (decrease) in unpaid
         losses and loss settlement
         expenses                             (4,428)       12,632
       Deferred income taxes                     565        (1,520)
       Increase in deferred policy
         acquisition costs                    (2,587)       (1,592)
       Amortization and depreciation             683           618
       Gain on sale of investments            (4,810)       (3,648)
       Other, net                             (6,202)       16,146
       Cash from change in intercompany
         pooling agreement                                  14,962
                                            --------      --------
         Net cash provided (used) by
           operating activities               (2,297)       47,323
                                            --------      --------

Cash flows from investing activities:
 Fixed maturity investments:
   Purchases                                 (44,205)      (81,890)
   Sales or maturities                        47,542        40,961
 Equity securities:
   Purchases                                  (6,781)       (9,097)
   Sales                                       7,040         8,711
 Net sales of short-term investments           1,362        17,133
 Purchase of property and equipment             (829)         (396)
                                            --------      --------
       Net cash provided (used) by
        investing activities                   4,129       (24,578)
                                            --------      --------
Cash flows from financing activities:
 Issuance of common stock                      2,156         2,598
 Dividend paid                                (3,658)       (3,328)
                                            --------      --------
       Net cash used by
        financing activities                  (1,502)         (730)
                                            --------      --------

Increase in cash                                 330        22,015

 Cash at beginning of period                   3,799         1,460
                                            --------      --------
 Cash at end of period                      $  4,129      $ 23,475
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

      These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1998 included in the Company's 1998 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

2 - Changes in Accounting Principles

    (a)   Guaranty-Fund  and Other  Insurance-Related Assessments

      In  1997,  the  American Institute  of  Certified
Public Accountants (AICPA) issued Statement of Position
(SOP)   97-3,  "Accounting  by  Insurance   and   Other
Enterprises  for Insurance-Related Assessments,"  which
provides  guidance for determining when  to  recognize,
and how to determine, a liability for guaranty-fund and
other insurance-related assessments.  Effective January
1,  1999,  the Company adopted SOP 97-3 and recorded  a
charge   of  $2,904,000,  net  of  a  tax  benefit   of
$1,564,000, as the cumulative effect of the  accounting
change.   Prior  period financial statements  have  not
been restated and pro forma effects of retroactive application are not material.

   (b)  Costs of Internal Use Software

      In  March  1998,  the  AICPA  issued  SOP  98-1,
"Accounting for Costs of Computer Software Developed or
Obtained for Internal Use." The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage and the post implementation/operations stage in an internal-use computer software development project be expensed as incurred. Effective January 1, 1999, the Company adopted SOP 98-1 and accordingly has capitalized costs of $144,000 in the first quarter of 1999. Prior period financial statements have not been restated.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                          (Unaudited)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 - Earnings Per Share

      The computation of basic and diluted earnings per share is as follows for the three months ended March
31:

                                   1999          1998
                                ----------    ----------
                                  (dollars in thousands,
                                   except per share data)

Numerator for basic
 and diluted earnings
 per share:
   Net income                    $ 11,861      $ 13,902
                                 ========      ========
Denominator for basic
 earnings per share --
 weighted average
 shares outstanding            29,236,828    28,912,067

Effect of stock
 incentive plans                  399,468       556,009
                               ----------    ----------

Denominator for
 diluted earnings
 per share                     29,636,296    29,468,076
                               ==========    ==========

Basic earnings
 per share                        $   .41      $    .48
                                  =======      ========

Diluted earnings
 per share                        $   .40      $    .47
                                  =======      ========

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                          (Unaudited)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

4 - Reinsurance

      Premiums earned are net of amounts ceded of $11,233,000 and $9,870,000 for the three months ended March 31, 1999 and 1998, respectively. Losses and loss settlement expenses are net of amounts ceded of $10,589,000 and $10,539,000 for the three months ended March 31, 1999 and 1998, respectively. Such amounts do not include the reinsurance transactions with Mutual under the pooling arrangement.

       Harleysville Group has a reinsurance agreement with Harleysville Mutual Insurance Company (Mutual) whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 ($16,200,000 in 1998) in excess of $3,600,000
($1,800,000 in 1998) in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded premiums earned of $1,596,000 and $684,000 and losses incurred of $6,092,000 and
$4,607,000 to Mutual for the three months ended March 31, 1999 and 1998, respectively.

      Harleysville Group cedes business to and assumes business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset and the net balance with Mutual is a liability at March 31, 1999 and December 31, 1998. Mutual has an A. M. Best rating of "A" (Excellent) and, in accordance with certain state regulatory requirements, maintained $345.7 million (fair value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at March 31, 1999.

5 - Cash Flows

      There were cash tax payments of $1,273,000 in the first quarter of 1999. There were no cash tax payments in the first quarter of 1998. Cash interest payments of $239,000 and $311,000 were made in the first quarter of 1999 and 1998, respectively.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                          (Unaudited)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

6 - Segment Information

      The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP) for the total pooled business of Harleysville Group and Mutual. The following tables reflect the total pooled business. The eliminations reflect the share of the total pooled business not retained by Harleysville Group and the effect of the catastrophe reinsurance agreement between Harleysville Group and Mutual.

     Financial data by segment is as follows for the three months ended March 31, 1999 and 1998:

                                       1999          1998
                                     --------      --------
                                         (in thousands)
Revenues:
  Premiums earned:
   Commercial lines                  $147,477      $135,157
   Personal lines                      90,610        91,670
   Eliminations                       (68,260)      (64,195)
                                     --------      --------
     Total premiums earned            169,827       162,632
  Net investment income                21,526        21,235
  Realized investment gains             4,810         3,648
  Other                                 3,513         2,990
                                     --------      --------
Total revenues                       $199,676      $190,505
                                     ========      ========

Income before income taxes and
 cumulative effect of accounting
 change:
  Underwriting loss:
   Commercial lines                  $(18,276)     $(19,870)
   Personal lines                      (3,829)        2,001
   Eliminations                        10,992         8,972
                                     --------      --------
     SAP underwriting loss            (11,113)       (8,897)
  GAAP adjustments                      2,185           828
                                     --------      --------
     GAAP underwriting loss            (8,928)       (8,069)
  Net investment income                21,526        21,235
  Realized investment gains             4,810         3,648
  Other                                   803           465
                                     --------      --------
Income before income taxes and
 cumulative effect of accounting
 change                              $ 18,211      $ 17,279
                                     ========      ========

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                          (Unaudited)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

7 - Comprehensive Income

      Comprehensive income for the three months ended March 31, 1999 and 1998 consisted of the following (all amounts are net of taxes):

                                          1999          1998
                                        --------      --------
                                            (in thousands)

    Net income                           $11,861       $13,902
    Other comprehensive income:
      Unrealized investment holding
        gains arising during period        3,037        10,856
    Less:
      Reclassification adjustment
       for gains included in net
       income                             (3,108)       (2,328)
                                         -------       -------

    Net unrealized investment
      gains (losses)                         (71)        8,528
                                         -------       -------

    Comprehensive income                 $11,790       $22,430
                                         =======       =======

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

      Premiums earned increased $7.2 million during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase is primarily due to an increase in premiums earned for commercial lines partially offset by a decline in personal lines premiums earned and a $0.9 million increase in premiums ceded under the catastrophe reinsurance agreement with Mutual.

      Investment income increased $0.3 million for the three months ended March 31, 1999 resulting from an increase in invested assets partially offset by a lower yield on the investment portfolio.

      Realized investment gains were $1.2 million higher for the three months ended March 31, 1999 compared to the same prior year quarter primarily resulting from sales of equity securities at greater gains.

       Income before income taxes and cumulative effect of accounting change increased $0.9 million for the three months ended March 31, 1999, primarily due to higher investment income and higher realized gains partially offset by a higher underwriting loss. Harleysville Group's statutory combined ratio increased to 104.5% for the three months ended March 31, 1999 from 104.0% for the three months ended March 31, 1998 primarily due to greater net catastrophe losses. Losses ceded under the aggregate catastrophe reinsurance agreement with Mutual increased by $1.5 million for the three months ended March 31, 1999 and net catastrophe losses increased $1.8 million due to the higher retention on such agreement.

      The income tax expense for each of the three month periods ended March 31, 1999 and 1998 includes the tax benefit of tax-exempt investment income of $3.0 million and $2.7 million, respectively.

      The cumulative effect of accounting change reflects the effect of adopting a new accounting standard related to the treatment of insurance-related assessments as described in Note 2 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

      Operating activities used $2.3 million of net cash and provided $47.3 million of net cash for the three months ended March 31, 1999 and 1998, respectively. The change primarily is from a decline of $20.6 million in cash held as collateral for security lending transactions, and by the effect of the 1998

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION
                          (Continued)

amendment to the pooling agreement with Mutual. A cash transfer of $15.0 million was received, effective January 1, 1998, by Harleysville Group related to the various liabilities assumed in connection with such amendment.

      Investing activities provided $4.1 million of net cash and used $24.6 million of net cash for the three months ended
March 31, 1999 and 1998, respectively. The change is primarily due to the change in cash used by operating activities.

     Net cash used by financing activities increased $0.8 million for the three months ended March 31, 1999 primarily due to a decrease in the issuance of common stock and an increase in dividends paid.

      Harleysville Group Inc. maintained $4.7 million of cash and investments at the holding company level at March 31, 1999 which are available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries and acquisitions. The Company has no material commitments for capital expenditures as of March 31, 1999.

Year 2000

       Harleysville Group began assessing its information technology (IT) systems in 1996 and developed plans to ensure their functionality with respect to the year 2000 millennium change. These plans contain four major phases: remediation, certification testing, enterprise testing and street testing.

      The major part of the remediation phase involved modifying our basic transaction processing systems that include the policy issuance, billing and claims systems. The remediation phase was completed during the fourth quarter of 1998.

      The certification testing phase began in the third quarter of 1998 and was essentially completed in the first quarter of 1999. This phase involved testing each system using aged data and critical future dates in a separate year 2000 compliant environment and remediating any problems that arise. Harleysville Group did not encounter any significant problems during certification testing and all problems identified have been remediated.

      The enterprise testing phase is scheduled to begin in the second quarter of 1999 and involves testing hardware and operating system software running in concert with each other using critical future dates. It is expected to be essentially completed during the second quarter of 1999.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION
                          (Continued)

      The street testing phase involves testing Harleysville Group's IT systems with third parties and is scheduled for the second quarter of 1999, but the exact timing is dependent upon the readiness of the third parties. Harleysville Group has identified and communicated with all of the third parties identified.

      Harleysville Group has non-IT systems that include embedded technology such as office equipment and building systems. Harleysville Group has inventoried the non-IT systems and has either tested or communicated with vendors and landlords regarding year 2000 readiness for essentially all of the non-IT systems. Harleysville Group currently does not expect any material impact to its business, results of operations or financial condition from the failure of non-IT systems.

      Harleysville Group's expenses since 1996 to address year 2000 issues were approximately $3.4 million as of March 31, 1999 and consisted primarily of costs of internal resources. Estimated remaining costs to complete the year 2000 work are currently $0.2 million.

      Harleysville Group's year 2000 plans provide for time to correct problems encountered in the testing phases. Harleysville Group is continually assessing the most reasonably likely worst case year 2000 scenario, which is currently believed to be that problems encountered in the remaining testing are worse than expected and systems readiness is delayed. Under such a scenario, the contingency plan is to devote more internal resources to solving such problems in a timely manner so that delays in processing transactions are avoided or minimized.

      Harleysville Group has risk that third parties will suffer year 2000 problems. As most of Harleysville Group's computer systems have been internally developed, Harleysville Group is not significantly dependent on third party vendors for year 2000 compliance. Of the independent agents that interface electronically with Harleysville Group, almost all either utilize, or have access to, a system for which the remediation and certification testing phases are complete. Some information used in underwriting policies and adjusting claims, such as motor vehicle reports, rating information and crime data bases, is generally obtained electronically. Investment portfolio pricing information and bank statement information is obtained electronically. Harleysville Group is communicating with and monitoring the year 2000 progress of such third parties and will decide on contingency plans in mid-1999.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION
                          (Continued)

Harleysville Group is also communicating with and monitoring the year 2000 readiness of other third parties it does business with but with which it does not exchange data electronically. To the extent that any of these third parties appear not to be year 2000 ready, Harleysville Group will make contingency plans dependent upon the facts and circumstances of each third party.

     Harleysville Group has risk that claims related to year 2000 issues will be made under insurance policies that it underwrites. Harleysville Group has concluded that its policies do not generally provide coverage for losses relating to year 2000 issues and has issued endorsements further clarifying this exclusion. However, due in part to the potential for judicial decisions which expand policies to cover risks that were not contemplated by the policy, which in turn may produce unanticipated claims at this point in time, the amount of any potential year 2000 coverage liabilities is not determinable.

      This year 2000 disclosure contains statements which are forward-looking statements that involve risks and uncertainties and qualify for the statutory safe harbor under the Private Securities Litigation Reform Act of 1995. Future year 2000 readiness activities may not adhere to the anticipated schedule and cost estimations because: more problems may be encountered than anticipated in the various stages of testing and trained personnel may not be available to work on internal systems in the time required; or there may be unexpected problems with the readiness of third party business partners and vendors who cannot produce services; or utility companies may not be able to provide the vital services required to maintain operations.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                  PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings - None

ITEM 2. Changes in Securities - None

ITEM 3. Defaults Upon Senior Securities - None

ITEM 4. Submission of Matters to a Vote of Security Holders

        The  annual meeting of stockholders of Harleysville Group
        Inc. was held on April 28, 1999 (the "Annual Meeting"  or
        "Meeting"), with the following result:

        The  total  number of shares represented  at  the  Annual
        Meeting  in  person  or by proxy was  28,106,097  of  the
        29,261,311   shares  of  common  stock  outstanding   and
        entitled to vote at the Meeting.

        On  the resolution to elect Walter R. Bateman and William
        E. Strasburg as class "C" Directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for Director received the number of votes set forth opposite their respective names:

                                    Number of Votes
                                ------------------------
                                    For        Withheld
                                ----------     --------
        Walter R. Bateman       28,053,386     52,711
        William E. Strasburg    28,041,067     65,030

        There were no abstentions or broker non-votes recorded. On the basis of the above vote, Walter R. Bateman and William E. Strasburg were elected as class "C" Directors to serve until the expiration of their respective terms and until their successors are duly elected.

        On  the  resolution to approve the year  2000  Directors'
        Stock Option Program, there were 27,118,155 votes for the resolution, 941,926 votes against the resolution and 46,016 votes abstaining.

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


Date: May 13, 1999                      /s/BRUCE J. MAGEE
     ---------------              -------------------------------
                                           Bruce J. Magee
                                     Senior Vice President and
                                      Chief Financial Officer
                                  (principal financial officer and
                                    principal accounting officer)