Form 10-Q
period 1999-06-30
HARLEYSVILLE GROUP INC
filed 1999-08-05
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.
                              ---------------
                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ---------------

Commission file number    0-14697
                      --------------

                   HARLEYSVILLE GROUP INC.
       --------------------------------------------------
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

                        (215) 256-5000
        -----------------------------------------------
      (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  .  No       .
    -----      -----

      At August 3, 1999, 29,420,750 shares of common stock of Harleysville Group Inc. were outstanding.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                            INDEX

                                                    Page Number
                                                    -----------
Part I - Financial Information

 Consolidated Balance Sheets - June 30, 1999
   and December 31, 1998                                3

 Consolidated Statements of Income - For the
   three months ended June 30, 1999 and 1998            4

 Consolidated Statements of Income - For the
   six months ended June 30, 1999 and 1998              5

 Consolidated Statement of Shareholders' Equity -
   For the six months ended June 30, 1999               6

 Consolidated Statements of Cash Flows -
   For the six months ended June 30, 1999
   and 1998                                             7

 Notes to Consolidated Financial Statements             8

 Management's Discussion and Analysis of Results
   of Operations and Financial Condition               13


Part II - Other Information                            18

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share data)

                                             JUNE 30,      DECEMBER 31,
                                               1999           1998
                                           ------------    ------------
                                            (unaudited)
                    ASSETS
                    ------
  Investments:
   Fixed maturities:
       Held to maturity, at amortized
       cost (fair value $632,602
       and  $680,371)                      $  618,281      $  638,319
       Available for sale, at fair
        value (amortized cost $739,502
        and $716,325)                         745,578         751,293
   Equity securities, at fair value
     (cost $101,699 and $95,797)              193,219         174,932
   Short-term investments, at cost,
     which approximates fair value             20,508          15,022
                                           ----------      ----------
       Total investments                    1,577,586       1,579,566
  Cash                                          3,384           3,799
  Receivables:
   Premiums                                    99,047          91,256
   Reinsurance                                 81,855          84,179
   Accrued investment income                   22,000          22,134
                                           ----------      ----------
       Total receivables                      202,902         197,569

  Deferred policy acquisition costs            86,622          78,984
  Prepaid reinsurance premiums                 12,475          12,108
  Property and equipment, net                  25,756          25,051
  Deferred income taxes                        10,289           3,604
  Due from affiliate                            1,522
  Other assets                                 33,624          33,816
                                           ----------      ----------
       Total assets                        $1,954,160      $1,934,497
                                           ==========      ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
   Unpaid losses and loss settlement
     expenses                              $  882,434      $  893,420
   Unearned premiums                          349,132         317,772
   Accounts  payable and accrued
     expenses                                  83,875          83,735
   Debt                                        96,810          97,140
   Due to affiliate                                            12,772
                                           ----------      ----------
       Total liabilities                    1,412,251       1,404,839
                                           ----------      ----------
  Shareholders' equity:
   Preferred stock, $1 par value,
     authorized 1,000,000 shares;
     none issued
   Common stock, $1 par value,
     authorized 80,000,000 shares;
     issued and outstanding 29,324,173
     and 29,150,518 shares                    29,324          29,151
   Additional paid-in capital                122,059         119,302
   Accumulated other comprehensive
   income                                     63,438          74,167
   Retained earnings                         327,088         307,038
                                          ----------      ----------
       Total shareholders' equity            541,909         529,658
                                          ----------      ----------
       Total liabilities and
         shareholders' equity             $1,954,160      $1,934,497
                                          ==========      ==========

  See accompanying notes to consolidated financial statements.

                HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
           FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
             (dollars in thousands, except per share data)

                                           1999           1998
                                         ---------     ---------
Revenues:

  Premiums earned                        $175,099      $165,834
  Investment income, net of
    investment expenses                    21,231        21,343
  Realized investment gains                 1,210         3,702
  Other income                              3,770         3,143
                                         --------      --------

      Total revenues                      201,310       194,022
                                         --------      --------
Losses and expenses:

  Losses and loss settlement expenses     119,799       114,425
  Amortization of deferred policy
    acquisition costs                      45,264        42,033
  Other underwriting expenses              14,116        13,640
  Interest expense                          1,556         1,625
  Other expenses                            1,193         1,087
                                         --------      --------
      Total expenses                      181,928       172,810
                                         --------      --------

      Income before income taxes           19,382        21,212

Income taxes                                3,871         4,660
                                         --------      --------

      Net income                         $ 15,511      $ 16,552
                                         ========      ========
Per common share:

  Basic earnings                         $    .53      $    .57
                                         ========      ========

  Diluted earnings                       $    .52      $    .56
                                         ========      ========

  Cash dividend                          $   .125      $   .115
                                         ========      ========

See accompanying notes to consolidated financial statements.

                HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
             FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
              (dollars in thousands, except per share data)

                                              1999        1998
                                           ---------   ---------
Revenues:

  Premiums earned                          $344,926    $328,466
  Investment income, net of
    investment expenses                      42,757      42,578
  Realized investment gains                   6,020       7,350
  Other income                                7,283       6,133
                                           --------    --------

      Total revenues                        400,986     384,527
                                           --------    --------
Losses and expenses:

  Losses and loss settlement expenses       239,645     230,716
  Amortization of deferred policy
    acquisition costs                        88,815      83,145
  Other underwriting expenses                29,474      26,938
  Interest expense                            3,117       3,265
  Other expenses                              2,342       1,972
                                           --------    --------
      Total expenses                        363,393     346,036
                                           --------    --------

      Income before income taxes and
        cumulative effect of accounting
        change                               37,593      38,491

Income taxes                                  7,317       8,037
                                           --------    --------
      Income before cumulative effect
        of accounting change                 30,276      30,454

Cumulative effect of accounting change,
  net of income tax                          (2,904)
                                           --------    --------

      Net income                           $ 27,372    $ 30,454
                                           ========    ========
Per common share:

  Basic:
    Income before cumulative effect of
      accounting change                    $   1.04    $   1.05
    Cumulative effect of accounting
      change, net of income tax                (.10)
                                           --------    --------
    Net income                             $    .94    $   1.05
                                           ========    ========
  Diluted:
    Income before cumulative effect of
      accounting change                    $   1.02    $   1.03
    Cumulative effect of accounting
      change, net of income tax                (.10)
                                           --------    --------
    Net income                             $    .92    $   1.03
                                           ========    ========
  Cash dividend                            $    .25    $    .23
                                           ========    ========


See accompanying notes to consolidated financial statements.

                HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Unaudited)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999
                         (dollars in thousands)

                                     ACCUMULATED
                 COMMON STOCK        ADDITIONAL    OTHER
                                     PAID-IN       COMPREHENSIVE   RETAINED
              SHARES      AMOUNT     CAPITAL       INCOME          EARNINGS   TOTAL
            ----------   --------    ----------    -------------   --------   -------
Balance,
 Dec. 31,
 1998       29,150,518   $29,151     $119,302      $  74,167       $307,038   $529,658
                                                                              --------
Net income                                                           27,372     27,372
Other compre-
 hensive
 income,
 net of tax:
  Unrealized
  investment
  losses, net
  of reclassi-
  fication
  adjustment                                                       (10,729)    (10,729)
                                                                              --------
Comprehensive
 income                                                                         16,643
                                                                              --------

Issuance of
 common
 stock         173,655       173        2,757                                    2,930
Cash dividend
 paid                                                                (7,322)    (7,322)
            ----------   -------     --------       --------       --------   --------
Balance,
 June 30,
 1999       29,324,173   $29,324     $122,059      $  63,438       $327,088   $541,909
            ==========   =======     ========       ========       ========   ========

See accompanying notes to consolidated financial statements.

                  HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
              FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                               (in thousands)

                                               1999          1998
                                            ----------    ----------
Cash flows from operating activities:
 Net income                                 $  27,372     $  30,454
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Cumulative effect of accounting
       change, net of income tax               2,904
     Change in receivables, unearned
       premiums, prepaid reinsurance
       and due to affiliate                   11,366       (15,774)
     Increase (decrease) in unpaid
       losses and loss settlement
       expenses                              (10,986)       24,446
     Deferred income taxes                     1,281        (1,176)
     Increase in deferred policy
       acquisition costs                      (7,638)       (5,787)
     Amortization and depreciation             1,539         1,215
     Gain on sale of investments              (6,020)       (7,350)
     Other, net                               (5,213)       17,575
     Cash from change in intercompany
       pooling agreement                                    14,962
                                           ---------     ---------
       Net cash provided by
        operating activities                  14,605        58,565
                                           ---------     ---------
Cash flows from investing activities:
 Fixed maturity investments:
   Purchases                                (103,751)     (114,471)
   Sales or maturities                       102,253        69,802
 Equity securities:
   Purchases                                 (10,246)      (14,999)
   Sales                                       8,947        14,678
 Net (purchases) sales of short-term
   investments                                (5,486)        8,626
 Purchase of property and equipment           (2,015)         (966)
                                           ---------     ---------
        Net cash used by investing
         activities                          (10,298)      (37,330)
                                           ---------     ---------

Cash flows from financing activities:
 Issuance of common stock                      2,930         3,193
 Repayment of debt obligations                  (330)         (300)
 Dividend paid                                (7,322)       (6,662)
                                           ---------     ---------
        Net cash used by
         financing activities                 (4,722)       (3,769)
                                           ---------     ---------
Increase (decrease) in cash                     (415)       17,466

 Cash at beginning of period                   3,799         1,460
                                           ---------     ---------
 Cash at end of period                     $   3,384     $  18,926
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

      (b)  Costs of Internal Use Software

       In March 1998, the AICPA issued SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage and the post implementation/operations stage in an internal-use computer software development project be expensed as incurred. Effective January 1, 1999, the Company adopted SOP 98-1 and accordingly has capitalized costs of $482,000 in 1999. Prior period financial statements have not been restated.

              HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                            (Unaudited)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)


  3 - Earnings Per Share

       The computation of basic and diluted earnings per share is as follows:

                            FOR THE THREE MONTHS     FOR THE SIX MONTHS
                               ENDED JUNE 30,          ENDED JUNE 30,
                            1999         1998         1999         1998
                         ----------   ----------    ---------    --------
                                          (in thousands,
                                      except per share data)

  Numerator for basic
   and diluted earnings
   earnings per share:
      Net income          $15,511      $16,552       $27,372     $30,454
                          =======      =======       =======     =======
  Denominator for basic
   earnings per share --
   weighted average
   shares outstanding      29,299       28,986        29,268      28,949

  Effect of stock
   incentive plans            305          511           372         535
                          -------      -------       -------     -------

  Denominator for
   diluted earnings
   per share               29,604      29,497        29,640       29,484
                          =======     =======       =======      =======
  Basic earnings
   per share              $   .53     $   .57       $   .94      $  1.05
                          =======     =======       =======      =======
  Diluted earnings
   per share              $   .52     $   .56       $   .92      $  1.03
                          =======     =======       =======      =======


  4 - Reinsurance

  Premiums earned are net of amounts ceded of $11,784,000 and $23,017,000 for the three and six months ended June 30, 1999, respectively, and $1,900,000 and $11,770,000 for the three and six months ended June 30, 1998, respectively. The ceded earned premiums for the three and six months ended June 30, 1998 are net of a $8,132,000 refund of premiums previously ceded to the Michigan Catastrophic
  Claims  Association.   Such  premiums  were  refunded  to
  Harleysville  Group  which were then immediately  refunded
  to  policyholders.   Losses and loss  settlement  expenses
  are  net  of  amounts ceded of $5,058,000 and  $15,647,000 for the three and six months ended June 30, 1999, respectively, and

              HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                            (Unaudited)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)

  $21,010,000 and $31,549,000 for the three and six months ended June 30, 1998, respectively. Such amounts do not include the reinsurance transactions with Mutual under the pooling arrangement, but do include the reinsurance described in the following paragraph.

       Harleysville Group has a reinsurance agreement with Harleysville Mutual Insurance Company (Mutual) whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 ($16,200,000 in 1998) in excess of  $3,600,000  ($1,800,000  in  1998)  in  return  for  a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded to Mutual premiums earned of $1,959,000 and $798,000 and losses incurred of $(644,000) and $15,318,000, for the three months ended June 30, 1999 and 1998, respectively. Harleysville Group ceded to Mutual premiums earned of $3,555,000 and
  $1,482,000   and   loss   incurred   of   $5,448,000   and
  $19,925,000 for the six months ended June 30, 1999 and 1998, respectively.

       Harleysville  Group  cedes business  to  and  assumes
  business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset and the net balance with Mutual is a liability at June 30, 1999 and December 31, 1998. Mutual has an A. M. Best rating of "A" (Excellent) and, in accordance with certain state regulatory requirements, maintained $334,400,000 (fair value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at June 30, 1999.

  5 - Cash Flows

       There were cash tax payments of $6,773,000 and $9,125,000 and cash interest payments of $3,063,000 and $3,219,000 in the first six months of 1999 and 1998, respectively.

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

      Financial data by segment is as follows:

                           FOR THE THREE MONTHS     FOR THE SIX MONTHS
                             ENDED JUNE 30,           ENDED JUNE 30,
                            1999       1998         1999        1998
                          --------   ---------    ---------    ---------
                                          (in thousands)
  Revenues:
  Premiums earned:
    Commercial lines      $154,040    $139,909    $ 301,517    $ 275,065
    Personal lines          91,874      91,525      182,484      183,196
    Eliminations           (70,815)    (65,600)    (139,075)    (129,795)
                          --------    --------    ---------    ---------
      Total premiums
        earned             175,099     165,834      344,926      328,466
  Net investment income     21,231      21,343       42,757       42,578
  Realized investment
    gains                    1,210       3,702        6,020        7,350
  Other                      3,770       3,143        7,283        6,133
                          --------    --------    ---------    ---------
  Total revenues          $201,310    $194,022    $ 400,986    $ 384,527
                          ========    ========    =========    =========

  Income before income
   taxes and cumulative
   effect of accounting
   change:
    Underwriting loss:
      Commercial lines   $  (8,002)   $(17,320)   $  (26,278)  $ (37,190)
      Personal lines        (1,383)    (14,489)       (5,212)    (12,488)
      Eliminations             386      23,408        11,377      32,380
                          --------    --------     ---------   ---------
        SAP underwriting
          loss              (8,999)     (8,401)      (20,113)    (17,298)
    GAAP adjustments         4,919       4,137         7,105       4,965
                          --------    --------     ---------   ---------
        GAAP underwriting
          loss              (4,080)     (4,264)      (13,008)    (12,333)
    Net investment
      income                21,231      21,343        42,757      42,578
    Realized investment
      gains                  1,210       3,702         6,020       7,350
    Other                    1,021         431         1,824         896
                          --------    --------     ---------   ---------
  Income before income
   taxes and cumulative
   effect of accounting
   change                 $ 19,382    $ 21,212     $  37,593   $  38,491
                          ========    ========     =========   =========

              HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                            (Unaudited)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)

  7 - Comprehensive Income

       Comprehensive income consisted of the following (all amounts are net of taxes):


                           FOR THE THREE MONTHS    FOR THE SIX MONTHS
                               ENDED JUNE 30,        ENDED JUNE 30,
                             1999       1998         1999       1998
                           --------   --------     --------   --------

  Net income               $ 15,511   $16,552      $ 27,372   $30,454
  Other comprehensive
   income:
    Unrealized investment
     holding gains
     (losses)
     arising during
     period                 (10,062)    7,194        (7,025)   18,050
   Less:
      Reclassification
       adjustment for
       gains included
       in net income           (596)   (2,395)       (3,704)   (4,723)
                           --------   -------      --------   -------

   Net unrealized
      investment gains
      (losses)              (10,658)    4,799       (10,729)   13,327
                           --------   -------      --------   -------

  Comprehensive income     $  4,853   $21,351      $ 16,643   $43,781
                           ========   =======      ========   =======


  8 - Subsequent Event

       On July 29, 1999, Harleysville Group announced it will consolidate its claims operations from 23 general claims offices into a centralized direct reporting center and four specialized regional claims service centers. The restructuring will result in a net reduction in claims staff of approximately 125 people. Based on the present evaluation of the components of the restructuring, a one-time after-tax charge of approximately $1,700,000 is expected in the third quarter of 1999. The consolidation will begin immediately and is expected to be completed by the second quarter of 2000.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

      Premiums earned increased $9.3 million and $16.5 million during the three and six months ended June 30, 1999, respectively. The increases are primarily due to an increase in premiums earned for commercial lines partially offset by increases of $1.2 million and $2.1 million in premiums ceded under the catastrophe reinsurance agreement with Mutual for the three and six months ended June 30, 1999, respectively.

      Investment income was essentially unchanged for the three and six months ended June 30, 1999 as an increase in invested assets was offset by a lower yield on the investment portfolio.

      Realized investment gains decreased $2.5 million  and  $1.3 million  for  the  three  and  six months  ended  June  30,  1999 primarily resulting from fewer sales of equity securities.

       Income before income taxes and cumulative effect of accounting change decreased $1.8 million and $0.9 million for the three and six months ended June 30, 1999, respectively. The decreases primarily were due to the lower realized gains. Harleysville Group's statutory combined ratio decreased to 101.3% and 102.9% for the three and six months ended June 30, 1999, respectively, from 102.3% and 103.2% for the three and six months ended June 30, 1998, respectively, primarily due to improved results in the personal automobile and workers compensation lines of business. Such improved results primarily are due to variances from expected claims severity for insured events of prior years. Losses ceded under the aggregate catastrophe reinsurance agreement with Mutual decreased by $16.0 million and $14.5 million for the three and six months ended June 30, 1999, respectively, primarily due to fewer and less severe catastrophes in 1999. In 1998, there were several severe spring storms in the second quarter and a first quarter ice storm in upstate New York.

      The  income tax expense for the three and six months  ended
June  30, 1999 includes the tax benefit of $2.9 million and  $5.9 million  associated  with tax-exempt interest  compared  to  $2.8 million and $5.5 million in the same prior year periods.

      On July 29, 1999, Harleysville Group announced it will consolidate its claims operations from 23 general claims offices into a centralized direct reporting center and four specialized regional claims service centers. The restructuring will result in a net reduction in claims staff of approximately 125 people. Based on the present evaluation of the components of the restructuring, a one-time after-tax charge of approximately $1,700,000, or $.06

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION
                          (Continued)


per diluted share, is expected in the third quarter of 1999. The consolidation will begin immediately and is expected to be completed by the second quarter of 2000 and result in annual after-tax savings of approximately $2,300,000, or $.08 per diluted share, based on a preliminary analysis of achievable cost savings.

      Effective for one year from July 1, 1999, the Company's subsidiaries and Mutual and its wholly-owned subsidiaries renewed its catastrophe reinsurance treaty which provides coverage for 85.5% of up to $147 million in excess of a retention of $20 million for any given catastrophe. Harleysville Group's 1999 pooling share of this coverage would be 85.5% of up to $106 million in excess of a retention of $14.4 million for any given catastrophe. Accordingly, pursuant to the terms of the treaty, the maximum recovery would be $126 million for any catastrophe involving an insured loss equal to or greater than $167 million. Harleysville Group's 1999 pooling share of this maximum recovery would be $90 million for any catastrophe involving an insured loss of $120 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring.


Liquidity and Capital Resources

      Net cash provided by operating activities was $14.6 million and $58.6 million for the six months ended June 30, 1999 and 1998, respectively. The decrease primarily results from a decline of $18.2 million in cash held as collateral for security lending transactions, and by the effect of the 1998 amendment to the pooling agreement with Mutual. A cash transfer of $15.0 million was received, effective January 1, 1998, by Harleysville Group related to the various liabilities assumed in connection with such amendment.

      Net cash used by investing activities was $10.3 million and $37.3 million for the six months ended June 30, 1999 and 1998, respectively. The decrease is primarily due to the decline in cash provided by operating activities.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION
                          (Continued)


     Net cash used by financing activities increased $1.0 million for the six months ended June 30, 1999 primarily due to the increase in dividends paid.

      Harleysville Group Inc. maintained $5.6 million of cash and marketable investments at the holding company level at June 30, 1999 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. In June 1999, the Company adopted a stock repurchase plan under which the Company and Mutual may each purchase up to 500,000 shares of Harleysville Group common stock, up to a total of 1,000,000 shares. The Company has no material commitments for capital expenditures as of June 30, 1999.

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

      The certification testing phase began in the third quarter of 1998 and was fully completed in the second quarter of 1999. This phase involved testing each system using aged data and critical future dates in a separate year 2000 compliant environment and remediating any problems that arise. Harleysville Group did not encounter any significant problems during certification testing and all problems identified have been remediated.

      The enterprise testing phase began in the second quarter of 1999 and involved testing hardware and operating system software running in concert with each other using critical future dates. The enterprise testing was completed and no significant problems were encountered.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION
                          (Continued)


      The street testing phase involves testing Harleysville Group's IT systems with third parties and began in the second quarter of 1999. There have been no significant problems in the testing so far. The exact timing of the completion of this phase is dependent upon the readiness of the third parties. Harleysville Group has identified and communicated with all of the third parties identified.

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

      Harleysville Group's expenses since 1996 to address year 2000 issues were approximately $3.5 million as of June 30, 1999 and consisted primarily of costs of internal resources. Estimated remaining costs to complete the year 2000 work are currently $0.1 million.

      Harleysville Group's year 2000 plans provide for time to correct problems encountered in the testing phases. Harleysville Group is continually assessing the most reasonably likely worst case year 2000 scenario and the contingency alternatives. This assessment is ongoing and contingency plans will be finalized in the third quarter.

      Harleysville Group has risk that third parties will suffer year 2000 problems. As most of Harleysville Group's computer systems have been internally developed, Harleysville Group is not significantly dependent on third party vendors for year 2000 compliance. Of the independent agents that interface electronically with Harleysville Group, almost all either utilize, or have access to, a system for which the remediation and certification testing phases are complete. Some information used in underwriting policies and adjusting claims, such as motor vehicle reports, rating information and crime data bases, is generally obtained electronically. Investment portfolio pricing information and bank statement information is obtained electronically. Harleysville Group is communicating with and monitoring the year 2000 progress of such third parties and will conclude its contingency planning later in 1999.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION
                          (Continued)


Harleysville Group is also communicating with and monitoring the year 2000 readiness of other third parties it does business with but with which it does not exchange data electronically. To the extent that any of these third parties appear not to be year 2000 ready, Harleysville Group will make appropriate contingency plans dependent upon the facts and circumstances of each third party.

     Harleysville Group has risk that claims related to year 2000 issues will be made under insurance policies that it underwrites. Harleysville Group has concluded that its policies do not generally provide coverage for losses relating to year 2000 issues and has issued endorsements further clarifying this exclusion. However, due in part to the potential for judicial decisions which expand policies to cover risks that were not contemplated by the policy, which in turn may produce unanticipated claims at that point in time, the amount of any potential year 2000 coverage liabilities is not determinable.

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


ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security
         Holders - None

ITEM 5.  Other Information -

ITEM 6.  a.  Exhibits - None
         b.  Reports on Form 8-K:
             On  June  23, 1999 Harleysville Group Inc.
             filed a report on  Form  8-K, reporting
             under Item 5, that its Board of Directors authorized a stock repurchase plan.



                           SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HARLEYSVILLE GROUP INC.



Date:    August 5, 1999                   /s/BRUCE J. MAGEE
                                    ---------------------------------
                                             Bruce J. Magee
                                       Senior Vice President and
                                        Chief Financial Officer
                                    (principal financial officer and
                                      principal accounting officer)