Form 10-Q
period 1999-09-30
HARLEYSVILLE GROUP INC
filed 1999-11-12
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.
                             --------------------
                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              -------------   ---------------

Commission file number 0-14697
                      ----------

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

      At November 9, 1999 29,070,408 shares of common stock of Harleysville Group Inc. were outstanding.

             HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                              INDEX


                                                      PAGE NUMBER
                                                      -----------

Part I - Financial Information

  Consolidated Balance Sheets - September 30, 1999
    and December 31, 1998                                   3

  Consolidated Statements of Income - For the three
    months ended September 30, 1999 and 1998                4

  Consolidated Statements of Income - For the nine
     months ended September 30, 1999 and 1998               5

  Consolidated Statement of Shareholders' Equity -
     For the nine months ended September 30, 1999           6

  Consolidated Statements of Cash Flows - For the
     nine months ended September 30, 1999 and 1998          7

  Notes to Consolidated Financial Statements                8

  Management's Discussion and Analysis of Results
     of Operations and Financial Condition                 14


Part II - Other Information                                19

             HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                            September 30,    December 31,
                                                 1999            1998
                                            -------------    ------------
                                             (Unaudited)
                   ASSETS
Investments:
  Fixed maturities:
      Held to maturity, at amortized
      cost (fair value $615,024
      and  $680,371)                         $  606,058      $  638,319
      Available for sale, at fair value
      (amortized cost $767,364
      and $716,325)                             765,926         751,293
  Equity securities, at fair value
    (cost $104,499 and $95,797)                 181,520         174,932
  Short-term investments, at cost,
    which approximates fair value                33,180          15,022
                                             ----------      ----------
      Total investments                       1,586,684       1,579,566

Cash                                             14,828           3,799
Receivables:
  Premiums                                       95,963          91,256
  Reinsurance                                    79,634          84,179
  Accrued investment income                      21,171          22,134
                                             ----------      ----------

      Total receivables                         196,768         197,569

Deferred policy acquisition costs                89,433          78,984
Prepaid reinsurance premiums                     13,789          12,108
Property and equipment, net                      26,580          25,051
Deferred income taxes                            21,876           3,604
Due from affiliate                                4,090
Other assets                                     36,884          33,816
                                             ----------      ----------

      Total assets                           $1,990,932      $1,934,497
                                             ==========      ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Unpaid losses and loss settlement
    expenses                                 $  903,873      $  893,420
  Unearned premiums                             361,509         317,772
  Accounts payable and accrued expenses         104,114          83,735
  Debt                                           96,810          97,140
  Due to affiliate                                               12,772
                                             ----------      ----------
      Total liabilities                       1,466,306       1,404,839
                                             ----------      ----------
Shareholders' equity:
  Preferred stock, $1 par value,
    authorized 1,000,000 shares;
    none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued 29,480,943
    and 29,150,518 shares; outstanding
    29,409,618 and 29,150,518 shares             29,481          29,151
  Additional paid-in capital                    124,597         119,302
  Accumulated other comprehensive income         49,129          74,167
  Retained earnings                             322,811         307,038
  Treasury stock, at cost,
    71,325 shares                                (1,392)
                                             ----------      ----------
      Total shareholders' equity                524,626         529,658
                                             ----------      ----------
      Total liabilities and
        shareholders' equity                 $1,990,932      $1,934,497
                                             ==========      ==========


See accompanying notes to consolidated financial statements.

                HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
             (dollars in thousands, except per share data)



                                          1999          1998
                                        --------      --------

Revenues:

  Premiums earned                       $179,503      $165,735
  Investment income, net of
    investment expenses                   21,517        21,546
  Realized investment gains                2,263         2,162
  Other income                             4,170         3,202
                                        --------      --------

      Total revenues                     207,453       192,645
                                        --------      --------

Losses and expenses:

  Losses and loss settlement expenses    147,681       116,075
  Amortization of deferred policy
    acquisition costs                     46,383        42,377
  Other underwriting expenses             15,344        13,987
  Interest expense                         1,624         1,624
  Other expenses                           1,361         1,138
                                        --------      --------

      Total expenses                     212,393       175,201
                                        --------      --------

      Income (loss) before income
       taxes                              (4,940)       17,444

Income taxes (benefit)                    (4,633)        3,291
                                        --------      --------

      Net income (loss)                 $   (307)     $ 14,153
                                        ========      ========

Per common share:

  Basic earnings (loss)                 $   (.01)     $    .49
                                        ========      ========

  Diluted earnings (loss)               $   (.01)     $    .48
                                        ========      ========

  Cash dividend                         $   .135      $   .125
                                        ========      ========



See accompanying notes to consolidated financial statements.

                HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
             (dollars in thousands, except per share data)

                                          1999          1998
                                        --------      --------
Revenues:

  Premiums earned                       $524,429      $494,201
  Investment income, net of
    investment expenses                   64,274        64,124
  Realized investment gains                8,283         9,512
  Other income                            11,453         9,335
                                        --------      --------

      Total revenues                     608,439       577,172
                                        --------      --------

Losses and expenses:

  Losses and loss settlement expenses    387,326       346,791
  Amortization of deferred policy
    acquisition costs                    135,198       125,522
  Other underwriting expenses             44,818        40,925
  Interest expense                         4,741         4,889
  Other expenses                           3,703         3,110
                                        --------      --------

      Total expenses                     575,786       521,237
                                        --------      --------

      Income before income taxes
        and cumulative effect of
        accounting change                 32,653        55,935

Income taxes                               2,684        11,328
                                        --------      --------
      Income before cumulative
      effect of accounting
      change                              29,969        44,607

Cumulative effect of accounting
  change, net of income tax               (2,904)
                                        --------      --------

      Net income                        $ 27,065      $ 44,607
                                        ========      ========

Per common share:

  Basic:
    Income before cumulative effect
      of accounting change              $   1.02      $   1.54
    Cumulative effect of accounting
      change, net of income tax             (.10)
                                        --------      --------
    Net income                          $    .92      $   1.54
                                        ========      ========

  Diluted:
    Income before cumulative effect
      of accounting change              $   1.01      $   1.51
    Cumulative effect of accounting
      change, net of income tax             (.10)
                                        ---------     --------
    Net income                          $     .91     $   1.51
                                        =========     ========
  Cash dividend                         $    .385     $   .355
                                        =========     ========



See accompanying notes to consolidated financial statements.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (Unaudited)
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                         (dollars in thousands)

                                    ACCUMULATED
                  COMMON STOCK      ADDITIONAL    OTHER
                                    PAID-IN       COMPREHENSIVE   RETAINED   TREASURY
               SHARES      AMOUNT   CAPITAL       INCOME          EARNINGS   STOCK       TOTAL
             ----------   -------   -----------   -------------   --------   --------    --------
Balance,
 Dec. 31,
 1998        29,150,518   $29,151   $119,302      $ 74,167        $307,038   $           $529,658
                                                                                         --------
Net income                                                          27,065                 27,065

Other compre-
 hensive
 income,
 net of tax:
  Unrealized
  investment
  losses, net
  of reclassi-
  fication
  adjustment                                       (25,038)                               (25,038)
                                                                                         --------

Comprehensive
 income                                                                                     2,027
                                                                                         --------

Issuance of
 common
 stock          330,425       330      5,295                                                5,625

Cash
 dividend
 paid                                                              (11,292)               (11,292)

Purchase of
 treasury
 stock,
 71,325
 shares                                                                        (1,392)     (1,392)
             ----------   -------   --------      --------        --------    -------    --------
Balance,
 Sept. 30,
 1999        29,480,943   $29,481   $124,597      $ 49,129        $322,811    $(1,392)   $524,626
             ==========   =======   ========      ========        ========    =======    ========

See accompanying notes to consolidated financial statements.

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (in thousands)


                                                 1999           1998
                                              ----------     ----------
 Cash flows from operating activities:
  Net income                                  $  27,065      $  44,607
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Cumulative effect of accounting
        change, net of income tax                 2,904
      Change in receivables, unearned
        premiums, prepaid reinsurance
        and due to affiliate                     25,995         (7,860)
      Increase in unpaid losses and
        loss settlement expenses                 10,453         24,503
      Deferred income taxes                      (2,607)          (780)
      Increase in deferred policy
        acquisition costs                       (10,449)        (8,266)
      Amortization and depreciation               2,375          1,826
      Gain on sale of investments                (8,283)        (9,512)
      Other, net                                 11,546         28,066
      Cash from change in intercompany
        pooling agreement                                       14,962
                                              ---------      ---------
        Net cash provided by operating
          activities                             58,999         87,546
                                              ---------      ---------

 Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                                  (155,911)      (156,658)
    Sales or maturities                         138,854         89,748
  Equity securities:
    Purchases                                   (20,669)       (19,344)
    Sales                                        19,017         19,076
  Net (purchases) sales of short-term
    investments                                 (18,158)         8,334
  Purchase of property and equipment             (3,714)        (1,339)
                                              ---------      ---------
        Net cash used by investing
          activities                            (40,581)       (60,183)
                                              ---------      ---------

 Cash flows from financing activities:
  Issuance of common stock                        5,625          5,362
  Payment of debt obligations                      (330)          (300)
  Dividends paid                                (11,292)       (10,301)
  Purchase of treasury stock                     (1,392)
                                              ---------      ---------
        Net cash used by
          financing activities                   (7,389)        (5,239)
                                              ---------      ---------

 Increase in cash                                11,029         22,124

  Cash at beginning of period                     3,799          1,460
                                              ---------      ---------

  Cash at end of period                       $  14,828      $  23,584
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

     (b)  Costs of Internal Use Software

      In March 1998, the AICPA issued SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage and the post implementation/operations stage in an internal-use computer software development project be expensed as incurred. Effective January 1, 1999, the Company adopted SOP 98-1 and accordingly has capitalized costs of $1,317,000 in 1999. Prior period financial statements have not been restated.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                          (Unaudited)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)


3 - Earnings Per Share

      The computation of basic and diluted earnings (loss) per share is as follows:

                         FOR THE THREE MONTHS    FOR THE NINE MONTHS
                         ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                           1999       1998         1999       1998
                         --------   --------     --------   --------
                            (in thousands, except per share data)

Numerator for basic
 and diluted earnings
 (loss) per share:
    Net income (loss)    $  (307)   $14,153      $27,065    $44,607
                         =======    =======      =======    =======

Denominator for basic
 earnings (loss) per
 share -- weighted
 average shares
 outstanding              29,395     29,086       29,311     28,995

Effect of stock
 incentive plans                        392          356        494
                         -------    -------      -------    -------

Denominator for
 diluted earnings
 (loss) per share         29,395     29,478       29,667     29,489
                         =======    =======      =======    =======

Basic earnings
 (loss) per share        $  (.01)   $   .49      $   .92    $  1.54
                         =======    =======      =======    =======

Diluted earnings
 (loss) per share        $  (.01)   $   .48      $   .91    $  1.51
                         =======    =======      =======    =======


      The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                          (Unaudited)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)


                       FOR THE THREE MONTHS     FOR THE NINE MONTHS
                       ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                        1999      1998           1999       1998
                       -------   ------         -------    ------
                                     (in thousands)

Number of options        662      331             318        162
                         ===      ===             ===        ===


     For the three months ended September 30, 1999, an additional
1,465,175 options to purchase shares of common stock were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.


4-   Reinsurance

     Premiums earned are net of amounts ceded of $11,980,000 and $34,997,000 for the three and nine months ended September 30, 1999, respectively, and $9,876,000 and $21,646,000 for the three and nine months ended September 30, 1998, respectively. The ceded earned premiums for the nine months ended September 30, 1998 are net of a $8,217,000 refund of premiums previously ceded to the Michigan Catastrophic Claims Association. Such premiums were refunded to Harleysville Group which were then immediately refunded to policyholders and thus had no effect on net premiums. Losses and loss settlement expenses are net of amounts ceded of $5,044,000 and $20,691,000 for the three and nine months ended September 30, 1999, respectively, and $17,945,000 and $49,494,000 for the three and nine months ended September 30, 1998, respectively. Such amounts do not include the reinsurance transactions with Mutual under the pooling arrangement, but do include the reinsurance described in the following paragraph.

       Harleysville Group has a reinsurance agreement with Harleysville Mutual Insurance Company (Mutual) whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 ($16,200,000 in 1998) in excess of $3,600,000
($1,800,000 in 1998) in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded to Mutual premiums earned of $1,775,000 and $789,000 and losses incurred of $(447,000) and $7,506,000 for the three months ended September 30, 1999 and 1998, respectively. Harleysville Group ceded to Mutual premiums earned of $5,330,000 and $2,271,000 and losses incurred of $5,001,000 and $27,431,000 for the nine months ended September 30, 1999 and 1998, respectively.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                          (Unaudited)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)


      Harleysville Group cedes business to and assumes business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset and the net balance with Mutual is a liability at September 30, 1999 and December 31, 1998. Mutual has an A. M. Best rating of "A" (Excellent) and, in accordance with certain state regulatory requirements, maintained $321.1 million (fair value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at September 30, 1999.


5 - Cash Flows

      Net cash tax payments of $9,820,000 and $12,175,000 were made in the first nine months of 1999 and 1998, respectively.
Cash interest payments of $3,371,000 and $3,516,000 were made in the first nine months of 1999 and 1998, respectively.


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

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                          (Unaudited)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)


     Financial data by segment is as follows:

                          FOR THE THREE MONTHS      FOR THE NINE MONTHS
                          ENDED  SEPTEMBER  30,     ENDED SEPTEMBER 30,
                           1999       1998           1999         1998
                         --------   ---------      ---------    ---------
                                         (in thousands)
Revenues:
 Premiums earned:
 Commercial lines        $155,870    $139,518      $ 457,388    $ 414,583
 Personal lines            95,904      91,766        278,388      274,962
 Eliminations             (72,271)    (65,549)      (211,347)    (195,344)
                         --------    --------      ---------    ---------
    Total premiums
     earned               179,503     165,735        524,429      494,201

 Net investment
  income                   21,517      21,546         64,274       64,124
 Realized investment
  gains                     2,263       2,162          8,283        9,512
 Other                      4,170       3,202         11,453        9,335
                         --------    --------      ---------    ---------
Total revenues           $207,453    $192,645      $ 608,439    $ 577,172
                         ========    ========      =========    =========

Income (loss) before
 income taxes and
 cumulative effect of
 accounting change:
 Underwriting loss:
   Commercial lines      $(25,273)   $(13,451)     $(51,551)    $(50,641)
   Personal lines         (17,099)     (8,846)      (22,312)     (21,334)
   Eliminations             9,985      13,465        21,362       45,846
                         --------    --------      ---------    --------
    SAP underwriting
      loss                (32,387)     (8,832)      (52,501)     (26,129)
 GAAP adjustments           2,482       2,128         9,588        7,092
                         --------    --------     ---------     --------
    GAAP underwriting
      loss                (29,905)     (6,704)      (42,913)     (19,037)
 Net investment income     21,517      21,546        64,274       64,124
 Realized investment
  gains                     2,263       2,162         8,283        9,512
 Other                      1,185         440         3,009        1,336
                         --------    --------     ---------     --------
Income (loss) before
 income taxes and
 cumulative effect of
 accounting  change      $ (4,940)   $ 17,444     $  32,653     $ 55,935
                         ========    ========      ========     ========

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                          (UNAUDITED)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)



7 - Comprehensive Income

      Comprehensive income (loss) consisted of the following (all amounts are net of taxes):


                          FOR THE THREE MONTHS     FOR THE NINE MONTHS
                          ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                           1999         1998        1999        1998
                         ---------    --------     --------   --------

Net income (loss)        $   (307)    $14,153      $ 27,065    $44,607
Other comprehensive
 income (loss):
  Unrealized investment
   holding gains
   (losses) arising
   during period          (12,843)      3,910       (19,868)    21,960
 Less:
  Reclassification
   adjustment for
   gains included
   in net income           (1,466)     (1,402)       (5,170)    (6,125)
                         --------     -------      --------    -------

Net unrealized
 investment gains
 (losses)                 (14,309)      2,508       (25,038)    15,835
                         --------     -------      --------    -------

Comprehensive income
  (loss)                 $(14,616)    $16,661      $  2,027    $60,442
                         ========     =======      ========    =======

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

      Premiums earned increased $13.8 million and $30.2 million during the three and nine months ended September 30, 1999. The increases are primarily due to an increase in premiums earned for commercial lines of $11.8 million and $30.8 million partially offset by increases of $1.0 million and $3.1 million in premiums ceded under the catastrophe reinsurance agreement with Mutual for the three and nine months ended September 30, 1999, respectively. Premiums earned for personal lines increased by $3.0 million for the three months ended September 30, 1999 after having been essentially unchanged for the six months ended June 30, 1999. This increase is primarily due to personal automobile business written through a managing general agent. Such business is expected to increase for the fourth quarter of 1999 but increases therefrom may not continue as termination of the arrangement with the managing general agent is being negotiated.

      Investment income was essentially unchanged for the three and nine months ended September 30, 1999 as an increase in invested assets was offset by a lower yield on the investment portfolio.

     Realized investment gains were essentially unchanged for the three months ended September 30, 1999. Realized investment gains decreased $1.2 million for the nine months ended September 30, 1999 primarily resulting from sales of equity securities at lesser gains.

      Income (loss) before income taxes and cumulative effect of accounting change decreased $22.4 million and $23.3 million for the three and nine months ended September 30, 1999, respectively, primarily due to greater losses incurred relative to premiums. Harleysville Group's statutory combined ratio increased to 116.0% for the three months ended September 30, 1999 from 104.1% for the three months ended September 30, 1998 and to 107.4% for the nine months ended September 30, 1999 from 103.5% for the nine months ended September 30, 1998. Hurricane Floyd struck the east coast of the United States during the third quarter of 1999 and caused losses of $12.2 million ($.27 per basic share after taxes) and adversely affected the statutory combined ratio by 6.8 points and
2.3 points for the three and nine months ended September 30, 1999, respectively. Hurricane Bonnie struck North and South Carolina and Virginia during the third quarter of 1998 and caused losses of $3.0 million ($.07 per basic share after taxes) and adversely affected the statutory combined ratio by 1.9 points and
0.6 points for the three and nine months ended September 30, 1998, respectively. Hurricane losses are not covered under the aggregate catastrophe reinsurance agreement with Mutual.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION
                          (Continued)


      The third quarter of 1999 included a pre-tax charge of $2.6 million ($.06 per basic share after taxes) related to the consolidation of 23 claims offices into a centralized direct reporting center and four specialized regional claims service centers. The restructuring is expected to result in a net reduction in claims staff of approximately 125 people. The consolidation is expected to be completed by the second quarter of 2000 and result in annual after-tax savings of approximately $2.3 million, or $.08 per share, based on a preliminary analysis of achievable cost savings. This claims restructuring charge adversely affected the statutory combined ratio by 1.4 points and
0.5 points for the three and nine months ended September 30, 1999, respectively. Excluding the impacts of the hurricanes and claims restructuring charge, the statutory combined ratio increased 5.6 points and 1.7 points for the three and nine months ended September 30, 1999, respectively, primarily due to worse results in the commercial automobile and commercial multi-peril lines of business. Harleysville Group is effecting price increases in these lines of business which could mitigate the combined ratio trend in these lines or cause premium growth to decline.

      Losses ceded under the aggregate catastrophe reinsurance agreement with Mutual decreased by $8.0 million and $22.4 million for the three and nine months ended September 30, 1999, respectively, due to fewer and less severe non-hurricane catastrophes in 1999. In 1998, there were several severe spring and summer storms and a first quarter ice storm in upstate New York.

     The income tax provision for the three and nine months ended September 30, 1999 includes the tax benefit of $3.0 million and $8.9 million associated with tax-exempt investment income, compared to $2.9 million and $8.4 million in the same prior year periods.


Liquidity and Capital Resources

      Net cash provided by operating activities was $59.0 million and $87.5 million for the nine months ended September 30, 1999 and 1998. The decrease primarily resulted from a decline of $7.4 million in cash held as collateral for security lending transactions, and by the effect of the 1998 amendment to the pooling agreement with Mutual. A cash transfer of $15.0 million was received effective January 1, 1998, by Harleysville Group related to the various liabilities assumed in connection with such amendment.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION
                          (Continued)


      Net cash used by investing activities was $40.6 million and
$60.2  million for the nine months ended September 30,  1999  and
1998.   The  decrease  is primarily due to the  decline  in  cash
provided by operating activities.

     Net cash used by financing activities increased $2.2 million for the nine months ended September 30, 1999 primarily due to an increase in dividends paid and the purchase of treasury stock.

      Harleysville Group Inc. maintained $7.9 million of cash and marketable investments at the holding company level at September 30, 1999 which is available for general corporate business purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. In October 1999, the Board of Directors increased the number of shares authorized to be purchased under the stock repurchase plan adopted in June 1999. Under the increased authorization, the Company and Mutual may each purchase up to 1.0 million shares of Harleysville Group Inc. common stock, up to a total of 2.0 million shares. The Company had no other material commitments for capital expenditures as of September 30, 1999.


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

      The  street  testing  phase involves  testing  Harleysville
Group's IT systems with third parties and began in the second quarter of 1999. There have been no significant problems in the testing and the testing has been completed.

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

      Harleysville Group's expenses since 1996 to address year 2000 issues were approximately $3.6 million as of September 30, 1999 and consisted primarily of costs of internal resources. Estimated remaining costs to complete the year 2000 work are currently less than $0.1 million.

      Harleysville Group's year 2000 plans provide for time to correct problems encountered in the testing phases. Harleysville Group is continually assessing the most reasonably likely worst case year 2000 scenario and the contingency alternatives. This assessment is ongoing and contingency plans will be finalized in the fourth quarter. Current contingency plans include backup electricity generators and additional staffing over the three day New Year holiday weekend.

      Harleysville Group has risk that third parties will suffer year 2000 problems. As most of Harleysville Group's computer systems have been internally developed, Harleysville Group is not significantly dependent on third party vendors for year 2000 compliance. Of the independent agents that interface electronically with Harleysville Group, almost all either utilize, or have access to, a system for which the remediation and certification testing phases are complete. Some information used
                               17

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



Date:  November 12 1999                /s/BRUCE J. MAGEE
      ------------------          ---------------------------------
                                          Bruce J. Magee
                                    Senior Vice President and
                                     Chief Financial Officer
                                  (principal financial officer and
                                    principal accounting officer)