Form 10-K405
period 1999-12-31
HARLEYSVILLE GROUP INC
filed 2000-03-28
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999.
                             OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF T
HE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from               to
                               -------------    ------------
Commission file number 0-14697

                   HARLEYSVILLE GROUP INC.
    ----------------------------------------------------
   (Exact name of registrant as specified in its charter)

        Delaware                           51-0241172
--------------------------------         -------------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)           Identification No.)


 355 Maple Avenue, Harleysville, PA              19438-2297
----------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)

Registrant's  telephone number,  including  area  code: (215) 256-5000

Securities registered pursuant to Section 12(b) of  the Act:  None

Securities registered pursuant to Section 12(g) of  the Act:

                 Common Stock, $1 par value
                 --------------------------
                      (Title of class)

Indicate by check mark whether the Registrant  (1)  has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding  12 months (or for such shorter  period  that
the  Registrant was required to file such reports)  and
(2)  has  been subject to such filing requirements  for
the past 90 days.  Yes   X  .  No .
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K [X].
On March 9, 2000, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $160,651,706.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 28,890,846 shares of Common
Stock outstanding on March 9, 2000.

            DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Registrant's annual report to stockholders for the fiscal year ended December
     31, 1999 are incorporated by reference in Parts I, II and IV of this report.

2. Portions of the Registrant's proxy statement relating to the annual meeting of stockholders to be held April 26, 2000 are incorporated by reference in Parts I and III of this report.

                    HARLEYSVILLE GROUP INC.
                   ANNUAL REPORT ON FORM 10-K

                       DECEMBER 31, 1999

          PART I                                       PAGE
          ------                                       ----
ITEM 1.   BUSINESS                                        3
ITEM 2.   PROPERTIES                                     26
ITEM 3.   LEGAL PROCEEDINGS                              26
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                               26

          PART II
          -------
ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS                30
ITEM 6.   SELECTED FINANCIAL DATA                        30
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                     30
ITEM7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                              30
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA    30

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE         30

          PART III
          --------
ITEM10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT                                     31
ITEM11.   EXECUTIVE COMPENSATION                         31
ITEM12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                          31
ITEM13.   CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS                                   31

          PART IV
          -------
ITEM14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K                        32

                             PART I

ITEM 1.  BUSINESS.
-------  --------

(a)  GENERAL DEVELOPMENT OF BUSINESS.

      Harleysville Group Inc. (the "Company") is a regional insurance holding company headquartered in Pennsylvania which engages, through its subsidiaries, in the property and casualty insurance business. As used herein, "Harleysville Group" refers to Harleysville Group Inc. and its subsidiaries. Harleysville Mutual Insurance Company (the "Mutual Company") owns approximately 57% of the issued and outstanding common stock of Harleysville Group.

      Harleysville Group and the Mutual Company operate together as a network of regional insurance companies that underwrite a broad line of personal and commercial coverages. These insurance coverages are marketed primarily in the eastern and midwestern United States through approximately 19,800 independent insurance agents associated with approximately 3,000 insurance agencies. Regional offices are maintained in Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, and Virginia. The Company's property and casualty insurance subsidiaries are: Great Oaks Insurance Company ("Great Oaks"), Harleysville-Atlantic Insurance Company ("Atlantic"), Harleysville Insurance Company of New Jersey ("HNJ"), Huron Insurance Company ("Huron"), Lake States Insurance Company ("Lake States"), Mid-America Insurance Company ("Mid-America"), Minnesota Fire and Casualty Company ("Minnesota Fire"), New York Casualty Insurance Company ("New York Casualty") and Worcester Insurance Company ("Worcester").

      The Company has followed a strategy of building a national network of regional insurance companies. Management believes that the Company's regional organization permits each regional operation to benefit from economies of scale provided by centralized support while encouraging local marketing autonomy and managerial entrepreneurship. Services which directly involve the insured or the agent (i.e., underwriting, claims and marketing) generally are performed regionally in accordance with Company-wide standards to promote high quality service, while actuarial, investment, legal, data processing and similar services are performed centrally. The Company's network of regional insurance companies has expanded significantly in the last sixteen years. In 1983, the Company acquired Worcester, a property and casualty insurer which has conducted business in New England since 1823. In 1984, HNJ was formed by the Company and began underwriting property and casualty insurance in New Jersey. In 1987, the Company acquired Atlantic, a property and casualty insurer which has conducted business in the southeastern United States since

1905. In 1991, the Company acquired Mid-America (formerly named Connecticut Union Insurance Company), which conducted business in Connecticut, and New York Casualty, which conducts business in upstate New York. In 1993, the Company acquired Lake States, which primarily conducts business in Michigan. In 1994, the Company formed Great Oaks which began underwriting property and casualty insurance in Ohio. In 1997, the Company acquired Minnesota Fire, which primarily conducts business in Minnesota and neighboring states.

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

      The Company is a Delaware corporation formed in 1979 as a wholly-owned subsidiary of the Mutual Company. In May 1986, the Company completed an initial public offering of its common stock, reducing the percentage of outstanding shares owned by the Mutual Company to approximately 70%. In April 1992, the Mutual Company completed a secondary public offering of a portion of the Company's common stock then owned by it, further reducing the percentage of outstanding shares owned by the Mutual Company. At December 31, 1999, the Mutual Company owned approximately 57% of the Company's outstanding shares.

(b)  FINANCIAL INFORMATION ABOUT SEGMENTS.

      Harleysville Group has three segments which consist of the personal lines of insurance, the commercial lines of insurance and the investment function. Financial information about these segments is set forth in Note 15 of the Notes to Consolidated Financial Statements.

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

      Harleysville Group and the Mutual Company have a pooled rating of "A" (excellent) by A.M. Best Company, Inc. ("Best's") based upon 1998 statutory results and operating performance. Best's ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Management believes that the Best's rating is an important factor in marketing Harleysville Group's products to its agents and customers.

      The following table sets forth the premiums earned, by line of insurance, for Harleysville Group for the periods indicated:

                HARLEYSVILLE GROUP BUSINESS ONLY

                                   YEAR ENDED DECEMBER 31,
                            ---------------------------------
                                1999      1998      1997
                              --------  --------  --------
                                       (in thousands)
PREMIUMS EARNED
---------------
 Commercial:
   Automobile                 $140,100  $124,305  $110,128
   Workers compensation        113,685   105,918   113,832
   Commercial multi-peril      150,382   138,931   127,247
   Other                        33,944    32,795    28,581
                              --------  --------  --------
     Total commercial          438,111   401,949   379,788
                              --------  --------  --------
 Personal:
   Automobile                  180,264   173,503   162,416
   Homeowners                   77,364    78,341    72,800
   Other                        11,461    10,811     9,901
                              --------  --------  --------
     Total personal            269,089   262,655   245,117
                              --------  --------  --------

Total Harleysville
 Group Business               $707,200  $664,604  $624,905
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

                HARLEYSVILLE GROUP BUSINESS ONLY

                                 YEAR ENDED DECEMBER 31,
                                ------------------------
                                 1999     1998     1997
                                ------   ------   ------

GAAP combined ratio             108.3%   103.6%   103.6%
                                =====    =====    =====
Statutory operating ratios:
  Loss ratio                     73.9     69.9%    70.3%
  Expense and dividend ratios    33.9%    33.3%    33.2%
                                -----    -----    -----

  Statutory combined ratio      107.8%   103.2%   103.5%
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


           Chronology of Changes in Pooling Agreement

                   HARLEYSVILLE    MUTUAL
                   GROUP           COMPANY
     DATE          PERCENTAGE      PERCENTAGE           EVENT
---------------    ------------    ----------    ---------------------------

January 1, 1986       30%             70%        Current  pooling agreement
                                                 began with  Huron and HNJ
                                                 as participants with the
                                                 Mutual Company.

July 1, 1987          35%             65%        Atlantic acquired and
                                                 included in the pool.

January 1, 1989       50%             50%        Worcester included in the
                                                 pool.

January 1, 1991       60%             40%        New York Casualty and
                                                 Mid-America acquired and
                                                 included in the pool and
                                                 the Mutual Company formed
                                                 Pennland (not a pool
                                                 participant) to write
                                                 Pennsylvania personal
                                                 automobile business.

January 1, 1996       65%             35%        Pennland included in the pool.

January 1, 1997       70%             30%        Lake States included in the
                                                 pool.

January 1, 1998       72%             28%        Minnesota  Fire included in
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

                                  TOTAL POOLED BUSINESS

                                     YEAR ENDED DECEMBER 31,
                               -----------------------------------
                                  1999         1998        1997
                               ----------    --------    --------
                                        (dollars in thousands)
PREMIUMS WRITTEN
----------------
Commercial:
 Automobile                   $  200,678    $182,972    $154,833
 Workers compensation            158,660     147,981     146,267
 Commercial multi-peril          220,410     202,043     184,547
 Other                            49,177      47,469      37,924
                              ----------    --------    --------
   Total commercial              628,925     580,465     523,571
                              ----------    --------    --------

Personal:
 Automobile                      258,463     245,786     228,689
 Homeowners                      112,203     111,195     102,791
 Other                            16,066      15,674      14,031
                              ----------    --------    --------
   Total personal                386,732     372,655     345,511
                              ----------    --------    --------
     Total pooled business    $1,015,657    $953,120    $869,082
                              ==========    ========    ========

COMBINED RATIO <F1>
----------------
Commercial:
 Automobile                        116.4%      108.4%      109.7%
 Workers compensation               88.5%       98.8%       93.2%
 Commercial multi-peril            117.7%      119.2%      116.0%
 Other                             108.6%       97.3%      104.0%
   Total commercial                109.1%      108.8%      106.7%

Personal:
 Automobile                         99.3%       98.1%      100.3%
 Homeowners                        120.6%      123.3%      100.8%
 Other                              96.2%       97.0%       69.5%
   Total personal                  105.4%      105.6%       99.2%

     Total pooled business         107.7%      107.5%      103.8%


----------------
[FN]
<F1> See  the definition of combined ratio in "Business-Property and Casualty Underwriting".

      The combined ratio for the total pooled business differs from Harleysville Group's combined ratio primarily because of the effect of the aggregate catastrophe reinsurance agreement with the Mutual Company. See Notes 3(a) and 15 of the Notes to Consolidated Financial Statements and Business-Reinsurance.


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

                     TOTAL POOLED BUSINESS

                                      Year Ended December 31,
                             ---------------------------------------
                                1999           1998         1997
                             -----------    -----------   ----------
                                        (in thousands)
Reserves for losses
 and loss settlement
 expenses, beginning
 of the year                  $1,172,664    $1,124,910    $1,033,376
                              ----------    ----------    ----------

Adjustment to beginning
 of the year reserves
 for the addition of
 Minnesota Fire (1998)
 and Lake States (1997)                         33,353        71,544
                              ----------    ----------    ----------

Incurred losses and loss
 settlement expenses:
  Provision for insured
   events of the current
   year                          816,931       744,842       662,468
  Decrease in provision
   for insured events of
   prior years                   (82,024)      (56,223)      (37,720)
                              ----------    ----------    ----------

    Total incurred
     losses and loss
      settlement expenses        734,907       688,619       624,748
                              ----------    ----------    ----------

Payments:
 Losses and loss
  settlement expenses
  attributable to
  insured events of
  the current year               367,979       335,841       276,067
 Losses and loss
  settlement expenses
  attributable to
  insured events of
  prior years                    358,526       338,377       328,691
                              ----------    ----------    ----------

    Total payments               726,505       674,218       604,758
                              ----------    ----------    ----------

Reserves for losses and
 loss settlement expenses,
 end of the year              $1,181,066    $1,172,664    $1,124,910
                              ==========    ==========    ==========

      The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses from 1989 through 1999 for the pooled business of the Mutual Company and Harleysville Group. "Reserve for losses and loss settlement expenses" sets forth the estimated liability for unpaid losses and loss settlement expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss settlement expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported.

      The "Reserves reestimated" portion of the table shows the reestimated amount of the previously recorded liability based on experience of each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. For example, the 1990 liability has developed a deficiency after nine years, in that reestimated losses and loss settlement expenses are expected to exceed the initial estimated liability established in 1990 of $676.5 million by $9.2 million, or 1.4%.

      The "Cumulative amount of reserves paid" portion of the table shows the cumulative losses and loss settlement expense payments made in succeeding years for losses incurred prior to the balance sheet date. For example, the 1990 column indicates that as of December 31, 1999, payments of $623.3 million of the currently reestimated ultimate liability for losses and loss settlement expenses had been made.

     The "Redundancy (deficiency)" portion of the table shows the cumulative redundancy or deficiency at December 31, 1999 of the reserve estimate shown on the top line of the corresponding column. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss settlement expenses or were reevaluated at less than the original reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss settlement expenses or were reevaluated at more than the originally reserved amount.

      The following table includes all 1999 pool participants as if they had participated in the pooling arrangement in all years indicated except for acquired pool participant companies, which are included from their date of acquisition. Under the terms of the pooling arrangement, Harleysville Group is not responsible for losses on the pooled business occurring prior to January 1, 1986.

                                                      TOTAL POOLED BUSINESS
                                                       YEAR ENDED DECEMBER 31,

            1989       1990       1991      1992       1993      1994       1995      1996        1997       1998       1999
            -------    -------   --------   -------    -------   -------    -------   ----------  ---------  ---------  ---------
                                                          (dollars in thousands)
Reserve for
 losses and
 loss
 settlement
 expenses   $610,128  $676,526  $742,989  $784,514  $825,028  $855,305  $900,336  $1,033,376  $1,124,910  $1,172,664 $1,181,066
Reserves
 reestimated:
One year
 later       597,709   661,323   739,030   781,746   819,494   837,255   856,493     995,656   1,068,687   1,090,640
Two years
 later       598,263   668,740   738,557   778,064   802,213   817,330   820,894     961,228   1,005,208
Three years
 later       608,568   673,043   737,408   774,420   800,129   800,365   799,191     918,006
Four years
 later       612,455   676,021   736,458   776,687   792,901   790,234   768,704
Five years
 later       616,796   678,390   742,878   770,420   786,731   768,815
Six years
 later       620,632   686,076   741,032   767,777   771,015
Seven years
 later       627,462   689,367   741,941   756,912
Eight years
 later       632,778   691,025   733,082
Nine years
 later       634,248   685,708
Ten years
 later       630,958

Cumulative
 amount of
 reserves paid:
One year
 later       200,569   220,747   236,833   244,210   255,078   246,935   273,744     328,691     338,377      358,526
Two years
 later       326,313   363,109   383,358   402,394   403,601   406,944   448,497     523,307     540,522
Three years
 later       418,355   459,024   485,045   503,309   511,281   525,840   566,804     656,234
Four years
 later       475,044   524,757   550,456   572,656   587,900   599,336   643,451
Five years
 later       513,573   563,807   594,452   616,940   629,908   645,271
Six years
 later       537,609   589,477   619,780   639,186   657,570
Seven years
 later       552,083   605,440   633,771   656,913
Eight years
 later       562,642   615,239   645,576
Nine years
 later       569,841   623,323
Ten years
 later       575,484

Redundancy
 (defi-
  ciency)    (20,830)   (9,182)    9,907    27,602   54,013     86,490     131,632     115,370     119,702     82,024
Redundancy
 (deficiency)
 expressed as
 a percent
 of year end
 reserves       (3.4)%    (1.4)%     1.3%      3.5%     6.5%      10.1%       14.6%       11.2%       10.6%      7.0%
Cumulative
 redundancy
 excluding
 pre-1986
 reserve
 develop-
 ment<F1>      8,689    17,633    32,687    47,506   72,890    103,706     145,307     124,300     123,721    83,556

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

                HARLEYSVILLE GROUP BUSINESS ONLY

                                       YEAR ENDED DECEMBER 31,
                                   --------------------------------
                                     1999        1998       1997
                                   --------    ---------   --------
                                             (in thousands)
Reserves for losses and
 loss settlement expenses,
 beginning of the year             $813,519    $793,563    $718,700
                                   --------    --------    --------
Reserves of acquired company                                 34,836
                                   --------    --------    --------

Incurred losses and loss
 settlement expenses:
  Provision for insured
   events of the current
   year                             582,534     507,087     469,216
  Decrease in provision
   for insured events of
   prior years                      (59,532)    (42,607)    (29,728)
                                   --------    --------    --------

      Total incurred losses
        and loss settlement
        expenses                    523,002     464,480     439,488
                                   --------    --------    --------

Payments:
 Losses and loss settlement
  expenses attributable to
  insured events of the
  current year                      259,635     215,902     198,554
 Losses and loss settlement
  expenses attributable to
  insured events of prior
  years                             252,972     241,014     229,225
 Adjustment to beginning of
  the year reserves resulting
  from the change in the pool
  participation percentage                      (12,392)    (28,318)
                                   --------    --------    --------

      Total payments                512,607     444,524     399,461
                                   --------    --------    --------

Reserves for losses and loss
 settlement expenses, end
 of the year                       $823,914    $813,519    $793,563
                                   ========    ========    ========

      Harleysville Group recognized a decrease in the provision for insured events of prior years (favorable development) of $59.5, $42.6 and $29.7 million in 1999, 1998 and 1997, respectively. The favorable development primarily related to lower than expected claim severity in the workers compensation and automobile lines of business.

   The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses for Harleysville Group. The effect of changes to the pooling agreement participation is reflected in this table. For example, the January 1, 1989 increase in Harleysville Group's pooling participation from 35% to 50% is reflected in the first line of the 1989 column. Amounts of assets equal to increases in net liabilities was transferred to Harleysville Group from the Mutual Company in conjunction with each respective pooling change. The amount of the assets transferred has been netted against and has reduced the cumulative amounts paid for years prior to the pooling changes. For example, the 1990 column of the "Cumulative amount of reserves paid" portion of the table reflects the assets transferred in conjunction with the 1991 increase in the pooling percentage from 50% to 60% as a decrease netted in the "one year later" line. The cumulative amounts paid are reflected in this manner to maintain comparability. This is because when Harleysville Group pays claims subsequent to the date of a pool participation increase, the amounts paid are greater, however, the prior year's reserve amounts are reflective of a lower pool participation percentage. By reflecting pooling participation increases in this manner, loss development is not obscured. Loss development reflects Harleysville Group's share of the total pooled business loss development since January 1, 1986 when Harleysville Group began participation, plus loss development of any subsidiary not participating in the pooling agreement.

    Loss development information for the total pooled business is presented on pages 11 to 13 to provide greater analysis of underlying claims development.

                                                   HARLEYSVILLE GROUP BUSINESS
                                                     YEAR ENDED DECEMBER 31,

             1989       1990       1991       1992       1993       1994       1995       1996       1997       1998       1999
             --------   -------    --------   -------    -------    -------    -------    -------    -------    -------    -------
                                                             (dollars in thousands)
Reserve for
 losses
 and loss
 settlement
 expenses    $259,522   $300,197   $406,619   $437,883   $499,272   $535,452   $576,653   $718,700   $793,563   $813,519   $823,914
Reserves
 reestimated:
One year
 later        251,960    291,629    405,749    438,135    496,057    524,565    541,654    688,972    750,956    753,987
Two years
 later        249,871    294,354    404,849    435,005    483,635    507,090    513,555    662,393    704,157
Three years
 later        254,329    296,320    403,240    430,728    477,164    491,919    496,138    630,170
Four years
 later        256,045    297,187    400,579    429,125    468,804    482,834    473,084
Five years
 later        257,653    296,517    401,675    421,408    462,571    466,309
Six years
 later        257,828    298,436    397,275    417,715    450,152
Seven years
 later        259,184    297,598    396,139    408,789
Eight years
 later        259,775    297,001    388,657
Nine years
 later        259,043    292,069
Ten years
 later        255,570

Cumulative amount
 of reserves paid:
One year
 later         90,964     67,570    135,067    144,465    161,557   164,849    105,774    200,907    228,622    252,972
Two years
 later        126,668    145,954    219,233    234,991    254,840   219,225    204,030    330,158    371,624
Three years
 later        174,860    199,754    276,451    292,381    290,667   283,816    281,546    423,337
Four years
 later        205,124    235,650    312,539    314,848    329,830   330,705    334,204
Five years
 later        224,882    255,921    328,682    335,411    355,338   361,250
Six years
 later        236,145    265,062    338,515    347,731    372,727
Seven years
 later        239,937    270,201    345,511    357,966
Eight years
 later        242,514    274,703    351,482
Nine years
 later        245,534    277,995
Ten years
 later        247,069

Redundancy      3,952      8,128     17,962     29,094     49,120    69,143    103,569     88,530     89,406     59,532

Redundancy
 expressed as
 a percent
 of year end
 reserves         1.5%       2.7%       4.4%       6.6%       9.8%     12.9%      18.0%      12.3%      11.3%       7.3%

Gross reserve                                 $486,608   $560,811  $603,088   $645,941   $796,820   $868,393    $893,420   $901,352
Ceded reserve                                   48,725     61,539    67,636     69,288     78,120     74,830      79,901     77,438
                                              --------   --------  --------   --------   --------   --------    --------   --------
Net reserve                                   $437,883   $499,272  $535,452   $576,653   $718,700   $793,563    $813,519   $823,914
                                              ========   ========  ========   ========   ========   ========    ========   ========
Gross re-
 estimated                                    $460,696   $518,703  $537,616   $545,451   $710,265   $783,377    $831,857
Ceded re-
estimated                                       51,907     68,551    71,307     72,367     80,095     79,220      77,870
                                              --------   --------  --------   --------   --------   --------    --------
Net re-
estimated                                     $408,789   $450,152  $466,309   $473,084   $630,170   $704,157    $753,987
                                              ========   ========  ========   ========   ========   ========    ========



NOTE: The amount of cash and investments received equal to the increase in liabilities for unpaid losses and loss settlement expenses was $35,582,000, $55,350,000, $93,966,000, $28,318,000,
      and $12,392,000 for the changes in pool participation in 1989, 1991, 1996, 1997, and 1998, respectively.

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

      Reinsurance for property and auto physical damage losses is currently maintained under a per risk excess of loss treaty affording recovery to $4,250,000, above a retention of $750,000. Harleysville Group's 1999 pooling share of such recovery would be $3,060,000 above a retention of $540,000. In addition, the Company's subsidiaries and the Mutual Company and its wholly-owned subsidiaries are reinsured under a catastrophe reinsurance treaty effective for one year from July 1, 1999 which provides coverage for 85.5% of up to $147 million in excess of a retention of $20 million for any given catastrophe. Harleysville Group's 1999 pooling share of this coverage would be 85.5% of up to $106 million in excess of a retention of $14.4 million for any given catastrophe. Pursuant to the terms of the treaty, the maximum recovery would be $126 million for any catastrophe involving an insured loss equal to or greater than $167 million. Harleysville Group's pooling share of this maximum recovery would be $90 million for any catastrophe involving an insured loss of $120 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Harleysville Group has not purchased funded catastrophe covers.

       Casualty reinsurance (including liability and workers compensation) is currently maintained under an excess of loss treaty affording recovery to $19,000,000 above a retention of $1,000,000 each loss occurrence. Harleysville Group's 1999 pooling share of such recovery would be $13,680,000 above a retention of $720,000. In addition, there is reinsurance to protect Harleysville Group from large workers compensation losses. For umbrella liability coverages, reinsurance protection up to $4,000,000 is provided over a retention of $1,000,000. Harleysville Group's 1999 pooling share would provide for recovery of $2,880,000 over a retention of $720,000.

      Harleysville Group has a reinsurance agreement with the Mutual Company whereby the Mutual Company reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes.

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

INVESTMENTS

       An important element of the financial results of Harleysville Group is the return on invested assets. An investment objective of Harleysville Group is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. An objective also is to provide adequate funds to pay claims without forced sales of investments. Harleysville Group has invested in equity securities with the objective of capital appreciation. At December 31, 1999, the investment portfolio did not contain any securities that were rated at less than investment grade, and it did not contain any real estate or mortgage loans.

      Harleysville Group has adopted and follows an investment philosophy which precludes the purchase of non-investment grade fixed income securities. However, due to uncertainties in the economic environment, it is possible that the quality of investments held in Harleysville Group's portfolio may change.

      The  following table shows the composition of  Harleysville
Group's fixed maturity investment portfolio at amortized cost, excluding short-term investments, by rating as of December 31, 1999:

                                        DECEMBER 31, 1999
                                     ------------------------
                                       AMOUNT        PERCENT
                                     ----------      --------
                                       (dollars in thousands)
RATING <F1>
U.S. Treasury and
 U.S. agency bonds<F2>               $   191,098      14.1%
Aaa                                      426,655      31.4
Aa                                       445,026      32.8
A                                        267,123      19.6
Baa                                       29,160       2.1
                                      ----------     -----
      Total                           $1,359,062     100.0%
                                      ==========     =====

--------------
[FN]
<F1> Ratings assigned by Moody's Investors Services, Inc.
<F2> Includes  GNMA  pass-through obligations  and  collateralized mortgage obligations.

      Harleysville Group invests in both taxable and tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds made up approximately 46%, 47% and 45% of the total investment portfolio at December 31, 1999, 1998 and 1997, respectively.

      The  following table shows the composition of  Harleysville
Group's investment portfolio at carrying value, excluding short-term investments, by type of security as of December 31, 1999:

                                      DECEMBER 31, 1999
                                   ----------------------
                                     AMOUNT       PERCENT
                                   ----------     -------
                                    (dollars in thousands)

Fixed maturities:
 U.S. Treasury obligations         $   53,839      3.5%
 U.S. agency obligations               19,340      1.2
 Mortgage-backed securities           117,331      7.6
 Obligations of states and
   political subdivisions             707,067     45.8
 Corporate securities                 449,025     29.1
                                   ----------    -----

      Total fixed maturities        1,346,602     87.2
                                   ----------    -----

Equity securities                     198,197     12.8
                                   ----------    -----

      Total                        $1,544,799    100.0%
                                   ==========    =====

      Investment results of Harleysville Group's fixed maturity investment portfolio for each of the three years ended December
31, 1999 are shown in the following table:

                                   YEAR ENDED DECEMBER 31,
                          ----------------------------------------
                            1999           1998            1997
                          ----------    -----------      ---------
                                    (dollars in thousands)

Invested assets <F1>      $1,356,853     $1,321,061     $1,223,175
Investment income <F2>    $   83,457     $   83,689     $   79,765
Average yield                    6.2%           6.3%           6.5%

---------------
[FN]
<F1> Average of the aggregate invested amounts at amortized cost at  the  beginning  and  end  of the period,  adjusted  for  cash
     transferred  in  connection  with  the  1998  and  1997   pooling
     agreement amendments and the acquisition of Minnesota Fire.

<F2> Investment  income  does not include  investment  expenses, realized investment gains or losses or provision for income taxes.

       The   following   table  indicates  the   composition   of
Harleysville Group's fixed maturity investment portfolio at carrying value, excluding short-term investments, by time to maturity as of December 31, 1999:

                                      DECEMBER 31, 1999
                                  -----------------------
                                    AMOUNT       PERCENT
                                  ----------     -------
                                   (dollars in thousands)
             Due in<F1>

1 year or less                    $   63,441       4.7%
Over 1 year through 5 years          305,405      22.7
Over 5 years through 10 years        608,198      45.2
Over 10 years                        252,227      18.7
                                  ----------     -----
                                   1,229,271      91.3

Mortgage-backed securities           117,331       8.7
                                  ----------     -----

     Total                        $1,346,602     100.0%
                                  ==========     =====

---------------
[FN]
<F1> Based   on  stated  maturity  dates  with  no   prepayment
     assumptions. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The average expected life of Harleysville Group's investment portfolio as of December 31, 1999 was approximately 6.4 years.

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

     All of the states in which Harleysville Group and the Mutual Company do business have guaranty fund laws under which insurers doing business in such states can be assessed up to 2% of annual premiums written by the insurer in that state in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder and third party claims against insolvent insurers. During the five years ended December 31, 1999, the amount of such insolvency assessments paid by Harleysville Group and the Mutual Company was not material.

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

      The property and casualty insurance industry has been subject to significant public scrutiny and comment primarily due to concerns regarding solvency issues, rising insurance costs, and the industry's methods of operations. Accordingly, regulations and legislation may be proposed to bring the insurance industry under federal control; to strengthen state oversight, particularly in the field of solvency and investments; to further restrict an insurer's ability to underwrite and price risks; and to impose new taxes and assessments. It is not possible to predict whether, in what form or in what jurisdictions any of these proposals might be adopted or the effect, if any, on Harleysville Group.

      The Company's insurance subsidiaries are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary's statutory surplus as of a certain date, or adjusted net income of the subsidiary, for the preceding year. Applying current regulatory restrictions as of December 31, 1999, $50,286,000 would be available for distribution to Harleysville Group Inc. without prior approval during 2000. The Company's insurance subsidiaries paid dividends of $15.0 million (another $20.0 million is receivable from the subsidiaries) in 1999, $10.0 million in 1998 and $31.7 million in 1997 to Harleysville Group Inc.

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

       The   NAIC  has  adopted  the  Codification  of  Statutory
Accounting Principles with a recommended effective date of January 1, 2001. The codified principles are intended to provide a basis of accounting recognized and adhered to in the absence of conflict with, or silence of, state statutes and regulations. Various state laws and regulations of the Company's insurance subsidiaries' respective states of domicile may need to be amended for the codified principles to become effective for Harleysville Group. The affect of the codified principles on the statutory financial statements of the Company's insurance subsidiaries has not yet been determined.

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




                         NET INCOME                 SHAREHOLDERS' EQUITY
                   YEAR ENDED DECEMBER 31,              DECEMBER 31,
                -----------------------------      ---------------------
                  1999       1998       1997         1999        1998
                --------   --------   --------     ---------   ---------
                                        (in thousands)

SAP amounts     $38,710    $62,133    $59,658      $502,863    $489,665
Adjustments:
 Deferred
  policy
  acquisition
  costs           4,557     6,908       (841)       83,541      78,984
 Deferred
  income
  taxes           2,652       (32)       507        22,315       5,373
 Unrealized
  investment
  gains                                            (10,214)     34,980
  Other, net     (6,255)   (4,925)    (4,520)           53       7,546
Holding
 company<F1>        249      (671)      (732)      (71,664)    (86,890)
                -------   -------    -------      --------    --------
GAAP amounts    $39,913   $63,413    $54,072      $526,894    $529,658
                =======   =======    =======      ========    ========

[FN]
<F1> Represents  the  GAAP  income  and  equity   amounts   for
     Harleysville Group Inc., excluding the earnings of and investment in subsidiaries.


RELATIONSHIP WITH THE MUTUAL COMPANY

      Harleysville Group's operations are interrelated with the operations of the Mutual Company due to the pooling arrangement and other factors. The Mutual Company owns approximately 57% of the issued and outstanding common stock of Harleysville Group Inc. Harleysville Group employees provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. The cost of facilities and employees required to conduct the business of both companies is charged on a cost-allocated basis. Harleysville Group also manages the operations of the Mutual Company and its wholly-owned subsidiaries pursuant to a management agreement which commenced January 1, 1993 under which Harleysville Group receives a management fee. Harleysville Group also manages the operations of Berkshire Mutual Insurance Company, a small property and casualty insurance company, pursuant to a management services agreement. Harleysville Group received $7.3 million, $6.3 million, and $6.0 million for the years ended December 31, 1999, 1998 and 1997, respectively, for all such management services.

      All of the Company's officers are officers of the Mutual Company, and six of the Company's nine directors are directors of the Mutual Company. A coordinating committee exists to review and evaluate the pooling agreement and is responsible for matters involving actual or potential conflicts of interest between the two companies. The decisions of the coordinating committee are binding on the two companies. No intercompany transaction can be authorized by the coordinating committee unless the Company's committee members conclude that such transaction is fair and equitable to Harleysville Group. The coordinating committee consists of seven non-employee directors, three from Harleysville Group Inc. and three from the Mutual Company all of whom are not members of both Boards and one, the Chairman, who is a member of both Boards. For information concerning the members of the coordinating committee, see "Board and Committee Meetings" section on pages 8 to 9 of the Company's proxy statement relating to the annual meeting of the shareholders to be held April 26, 2000 which is incorporated by reference in this Form 10-K Report.

      The Mutual Company leases the home office from Harleysville Group with which it shares most of the facility. Rental income under the lease was $2,816,000 for 1999 and $2,754,000 for 1998 and 1997. Harleysville Group believes that the lease terms are no less favorable to it than if the property were leased to a non-affiliate.

      In connection with the acquisition of Mid-America and New York Casualty, the Company borrowed approximately $18.5 million from the Mutual Company. See Note 8 of the Notes to Consolidated Financial Statements. For additional information with respect to transactions with the Mutual Company, see Note 3 of the Notes to Consolidated Financial Statements.

EMPLOYEES

       All employees are paid by Harleysville Group and, accordingly, are considered to be employees of Harleysville Group. As of December 31, 1999, there were 2,804 employees. They provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. See "Business-Relationship with the Mutual Company" and Note 3(c) of the Notes to Consolidated Financial Statements.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------- ----------------------------------------------------
     No matter was submitted during the fourth quarter of 1999 to a vote of holders of the Company's Common Stock.

EXECUTIVE OFFICERS OF THE COMPANY

      All of the persons listed below are executive officers of Harleysville Group or its affiliates. There are no family relationships between any of the Company's executive officers and directors, and there are no arrangements or understandings between any of these officers and any other person pursuant to which the officer was selected as an officer.

         Name             Age                Position
------------------------  ---   -----------------------------------

Walter R. Bateman, II     52    Chairman of the Board, President,
                                Chief Executive Officer and
                                Director

Bruce C. Bassman          50    Executive Vice President

Mark R. Cummins           43    Executive Vice President, Chief
                                Investment Officer and Treasurer

M. Lee Patkus             48    Executive Vice President

Roger A. Brown            51    Senior Vice President, Secretary
                                and General Counsel

Dennis M. Hyland          56    Senior Vice President

Bruce J. Magee            45    Senior Vice President and
                                Chief Financial Officer

E. Wayne Ratz             54    Senior Vice President and
                                Chief Information Officer

Catherine B. Strauss      52    Senior Vice President

Robert G. Whitlock, Jr.   43    Senior Vice President and Chief
                                Actuary

Roger J. Beekley          57    Vice President and Controller


      Walter R. Bateman, II has been Chairman of the Board  since
August 1998 and has been Chief Executive Officer since January 1,
1994.   He has been President and Director of Harleysville  Group
and the Mutual Company since 1992.

     Bruce C. Bassman has been Executive Vice President in charge of corporate development of Harleysville Group and the Mutual Company since June 1999. He was a principal with Tillinghast-Towers Perrin where he was employed from 1986 to 1999. He is a Fellow of the Casualty Actuarial Society.

       Mark R. Cummins is Executive Vice President, Chief Investment Officer and Treasurer of Harleysville Group and the Mutual Company, and has been in charge of the investment and treasury function, since 1992. Since January 1, 1996, he also has been in charge of corporate administration and fee income businesses.

     M. Lee Patkus has been Executive Vice President in charge of the field and subsidiary operations of Harleysville Group and the Mutual Company since November 1999. From 1994 to 1999 he worked for St. Paul Insurance Companies and its predecessor, USF&G, and was in charge of various regional operations. Most recently he was Regional President of the Southeast Commercial Region.

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

                            PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
------- ----------------------------------------------------
STOCKHOLDER MATTERS.
--------------------
      The "Market for Common Stock and Related Security Holder Matters" section from the Company's annual report to stockholders for the year ended December 31, 1999, which is included as Exhibit (13)(E) to this Form 10-K Report, is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA.
------- ------------------------
      The "Selected Consolidated Financial Data" section from the
Company's  annual  report  to stockholders  for  the  year  ended
December 31, 1999, which is included as Exhibit (13)(A) to this Form 10-K Report, is incorporated herein by reference.


ITEM   7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
---------  ------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS.
-----------------------------------
      The "Management's Discussion and Analysis of Results of Operations and Financial Condition" section from the Company's annual report to stockholders for the year ended December 31, 1999, which is included as Exhibit (13)(B) to this Form 10-K Report, is incorporated herein by reference.


ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
-------- --------------------------------------------------------
RISK.
-----
      The "Quantitative and Qualitative Disclosures About Market Risk" section from the Company's annual report to stockholders for the year ended December 31, 1999, which is included as Exhibit (13)(C) to this Form 10-K Report, is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------- --------------------------------------------
      The consolidated financial statements from the Company's annual report to stockholders for the year ended December 31, 1999, which is included as Exhibit (13)(D) to this Form 10-K
Report, are incorporated herein by reference.


ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
-------   -------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE.
-----------------------------------
     None.

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------- ---------------------------------------------------
       The "Election of Directors" section, which provides information regarding the Company's directors, on pages 6 to 7 and the "Section 16 Reporting Compliance" section on page 33 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 26, 2000, are incorporated herein by reference.

      The information concerning executive officers called for by
Item 10 of Form 10-K is set forth in Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.
-------- -----------------------
      The information set forth on pages 26 to 31 and the "Compensation of Directors" section on pages 9 to 11 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 26, 2000, are incorporated herein by reference.


ITEM  12.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
-------- --------------------------------------------------------
MANAGEMENT.
----------
      The "Ownership of Common Stock" section on pages 18 and 19 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 26, 2000, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------- -----------------------------------------------
     The "Transactions with Harleysville Mutual" section on pages
32 and 33 of the Company's proxy statement relating to the annual
meeting   of  stockholders  to  be  held  April  26,   2000,   is
incorporated herein by reference.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-------- ------------------------------------------------------
FORM 8-K.
---------
(a) (1) The following consolidated financial statements are filed as a part of this report:

     Consolidated Financial Statements                     Page
                                                          ------
       Consolidated Balance Sheets as of
         December 31, 1999 and 1998                         26*
       Consolidated Statements of Income for
         Each of the Years in the Three-year
         Period Ended December 31, 1999                     27*
       Consolidated Statements of Shareholders'
         Equity for Each of the Years in the Three-
         year Period Ended December 31, 1999                28*
       Consolidated Statements of Cash Flows
         for Each of the Years in the Three-year
         Period Ended December 31, 1999                     29*
       Notes to Consolidated Financial Statements           30*
     Independent Auditors' Report                           43*

     (2) The following consolidated financial statement schedules for the years 1999, 1998 and 1997 are submitted herewith:

     Financial Statement Schedules
       Schedule I.    Summary of Investments - Other
                      Than Investments in Related
                      Parties                               40
       Schedule II.   Condensed Financial Information
                      of Parent Company                     41
       Schedule III.  Supplementary Insurance
                      Information                           44
       Schedule IV.   Reinsurance                           45
       Schedule VI. Supplemental Insurance Information Concerning Property and Casualty
                      Subsidiaries                          46
     Independent Auditors' Consent and Report on Schedules
       (filed as Exhibit 23)

      All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

--------------------
      *Refers to the respective page of Harleysville Group Inc.'s 1999 Annual Report to Stockholders. The Consolidated Financial Statements and Independent Auditors' Report, which are included as Exhibit (13)(D), are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

(3) Exhibits

 EXHIBIT
   NO.               DESCRIPTION OF EXHIBITS
--------  -------------------------------------------

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

*(10)(A)  Standard Deferred Compensation Plan for
          Directors of Harleysville Mutual Insurance
          Company and Harleysville Group Inc. Amended and
          Restated November 17, 1999.

*(10)(B)  Harleysville Insurance Companies Director
          Deferred Compensation Plan Approved by the
          Board of Directors November 25, 1987 -
          incorporated herein by reference to Exhibit
          10(B) to the Registrant's Form S-3 Registration
          Statement No. 33-28948 filed May 25, 1989.

*(10)(C)  Harleysville Group Inc. Non-qualified Deferred
          Compensation  Plan   Amended  and Restated
          November 17, 1999.

*(10)(D)  Pension Plan of Harleysville Group Inc. and
          Associated Employers dated December 1, 1994 and amendment dated February 6, 1995 - incorporated herein by reference to Exhibit
          10(D) to the Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1994.

 EXHIBIT
   NO.                DESCRIPTION OF EXHIBITS
--------  -------------------------------------------------

*(10)(E)  Harleysville    Mutual    Insurance    Company/
          Harleysville   Group  Inc.  Senior   Management
          Incentive  Compensation Plan  As Amended   and
          Restated  November 17, 1999.

 (10)(F)  Proportional Reinsurance Agreement effective
          as of January  1,  1986  among    Harleysville
          Mutual Insurance Company, Huron Insurance
          Company and Harleysville Insurance Company of
          New Jersey - incorporated herein by   reference
          to  Exhibit 10(N) to the Registrant's  Form S-1
          Registration Statement No. 33-4885 declared effective May 23, 1986.

*(10)(G)  Equity   Incentive  Plan  of  Registrant,   as
          amended - incorporated herein by reference to Exhibit (4)(C) to the Registrant's Form S-8
          Registration Statement No. 33-25817 filed
          April 25, 1997.

 (10)(H)  Tax  Allocation Agreement dated  December  24,
          1986 among Harleysville Insurance Company of
          New Jersey, Huron Insurance Company, Worcester
          Insurance  Company,  McAlear  Associates,  Inc.
          and the Registrant - incorporated  herein   by
          reference to exhibit 10(Q) to the Registrant's
          Annual Report on Form 10-K for the year  ended
          December 31, 1986.

 (10)(I)  Amended  and  Restated Financial  Tax  Sharing
          Agreement dated March  20,  1995 among   Huron
          Insurance    Company,  Harleysville  Insurance
          Company  of  New   Jersey, Worcester Insurance
          Company,  Harleysville-Atlantic      Insurance
          Company, New York Casualty Insurance Company,
          Connecticut  Union Insurance  Company,   Great
          Oaks Insurance Company, Lakes States Insurance
          Company and the Registrant  -     incorporated
          herein by reference to Exhibit (10)(L) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

EXHIBIT
  NO.                DESCRIPTION OF EXHIBITS
--------   -------------------------------------------

 (10)(J)   Amendment, effective July 1, 1987, to the
           Proportional Reinsurance Agreement effective
           January 1, 1986 among Harleysville Mutual
           Insurance Company, Huron Insurance Company,
           Harleysville Insurance Company of New Jersey and Atlantic Insurance Company of Savannah - incorporated herein by reference to the Registrant's Form 8-K Report dated July 1,
           1987.

 (10)(K)   Amendment, effective January 1, 1989, to the
           Proportional Reinsurance Agreement effective
           January 1, 1986 among Harleysville
           Mutual Insurance Company, Huron Insurance
           Company, Harleysville Insurance Company of New
           Jersey, Atlantic Insurance Company of Savannah
           and Worcester Insurance Company - incorporated
           herein by reference to Exhibit 10(U) to the
           Registrant's Annual Report on Form  10-K   for
           the year ended December 31, 1988.

 (10)(L)   Amendment, effective January 1, 1991, to the
           Proportional Reinsurance Agreement effective
           January 1, 1986 among Harleysville Mutual
           Insurance Company, Huron Insurance Company,
           Harleysville Insurance Company of New Jersey,
           Atlantic Insurance Company of Savannah,
           Worcester Insurance Company, Phoenix General
           Insurance Company  and  New  York   Casualty
           Insurance Company - incorporated herein by
           reference  to  Exhibit  (10)(O)    to    the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

 (10)(M)   Amendments,  effective  January  1,  1995  and
           1993,  respectively,  to  the  Proportional
           Reinsurance Agreement  effective  January   1,
           1986  among   Harleysville  Mutual  Insurance
           Company, Huron Insurance Company, Harleysville
           Insurance Company of New Jersey, Harleysville-
           Atlantic   Insurance     Company,   Worcester
           Insurance Company, Connecticut Union Insurance
           Company, New York Casualty Insurance   Company
           and  Great  Oaks Insurance   Company    -
           incorporated  herein  by reference to   Exhibit
           (10)(P) to  the  Registrant's Annual Report on
           Form 10-K for the year ended December 31, 1994.

EXHIBIT
  NO.                 DESCRIPTION OF EXHIBITS
--------   ------------------------------------------------

 (10)(N)   Amendment,  effective January 1, 1996  to  the
           Proportional Reinsurance  Agreement  effective
           January  1,  1986  among  Harleysville   Mutual
           Insurance   Company,   Huron  Insurance Company,
           Harleysville   Insurance  Company of New Jersey,
           Harleysville-Atlantic     Insurance   Company,
           Worcester Insurance Company, Connecticut Union
           Insurance Company, New York Casualty  Insurance
           Company, Great Oaks  Insurance  Company    and
           Pennland   Insurance Company  -   incorporated
           herein by reference to  Exhibit (10)(O) to the
           Registrant's  Annual   Report on Form 10-K for
           the year ended December 31, 1995.

 (10)(O)   Amendment,  effective January 1, 1997  to  the
           Proportional Reinsurance  Agreement  effective
           January 1,  1986  among  Harleysville  Mutual
           Insurance  Company, Huron Insurance    Company,
           Harleysville Insurance  Company of New Jersey,
           Harleysville-Atlantic  Insurance    Company,
           Worcester Insurance   Company,    Mid-America
           Insurance Company, New York Casualty Insurance
           Company,  Great  Oaks  Insurance    Company,
           Pennland   Insurance  Company and Lake States
           Insurance Company - incorporated herein by
           reference  to  Exhibit  (10)(P)   to     the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

 (10)(P)   Amendment,  effective January 1, 1998  to  the
           Proportional Reinsurance Agreement    effective
           January    1, 1986 among Harleysville Mutual
           Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company,
           Worcester  Insurance  Company,    Mid-America
           Insurance Company, New York Casualty Insurance
           Company, Great  Oaks Insurance     Company,
           Pennland  Insurance  Company,  Lake  States
           Insurance   Company  and Minnesota Fire and
           Casualty  Company  -  incorporated  herein  by
           reference to Exhibit   (10)(Q)  to   the
           Registrant's   Annual   Report on Form 10-K   for
           the year ended December  31, 1997.

EXHIBIT
  NO.                  DESCRIPTION OF EXHIBITS
--------   -----------------------------------------------

*(10)(Q) Long-Term Incentive Plan for senior officers of Harleysville Mutual Insurance Company and
           Registrant - incorporated herein by reference to Exhibit 10(V) to the Registrant's Annual
           Report on Form 10-K for the year ended
           December 31, 1988.

 (10)(R)   Lease and amendment effective January 1, 2000
           between   Harleysville,   Ltd.    and
           Harleysville Mutual  Insurance Company.

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

*(10)(U)   Harleysville Group Inc. Year 2000  Directors'
           Stock  Option   Program   of   Registrant   -
           incorporated herein by  reference  to  Exhibit
           (4)(C)  to  the    Registrant's Form S-8
           Registration  Statement No.  333-85941,  filed
           August 26, 1999.

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

EXHIBIT
  NO.                DESCRIPTION OF EXHIBITS
--------   -----------------------------------------------------

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

*(10)(Z)   Form   of   Change   of  Control   Employment
           Agreements dated July 1, 1999.

*(10)(AA)  1992 Incentive Stock Option  Plan  for Employees
           Amended and Restated August  26,  1992   -
           incorporated  herein  by reference   to  Exhibit
           (10)(W) to  the  Registrant's Annual Report on
           Form 10-K for the year ended December 31, 1992.

*(10)(AB)  Harleysville Group Inc. Supplemental Retirement
           Plan Amended and Restated November 17, 1999.

*(10)(AC)  1996   Directors'  Stock  Purchase  Plan   of
           Registrant - incorporated   herein  by  reference
           to   Exhibit  (4)(C) to the Registrant's Form S-8
           Registration  Statement  No. 333-03127 filed May
           3, 1996.

*(10)(AD)  Directors  Equity Award Program of Registrant -
           incorporated  herein   by   reference  to  Exhibit
           (4)(C)  to  the  Registrant's  Form     S-8
           Registration  Statement  No. 333-09701 filed
           August 7, 1996.

 (13)(A)   Selected Consolidated Financial Data from the
           Company's 1999 annual report to stockholders.

 (13)(B)   Management's  Discussion  and   Analysis   of
           Results of  Operations and Financial Condition
           from    the   Company's  1999 annual report to
           stockholders.

EXHIBIT
  NO.                DESCRIPTION OF EXHIBITS
--------    ----------------------------------------------------

 (13)(C)    Quantitative   and  Qualitative   Disclosures  About
            Market Risk from the Company's 1999 annual report to stockholders.

 (13)(D) Consolidated financial statements from the Company's 1999 annual report to stockholders.

 (13)(E)    Market  for Common Stock and Related Security
            Holder Matters from   the Company's  1999  annual
            report   to  stockholders.

 (21)       Subsidiaries of Registrant.

 (23)       Independent Auditors' Consent and  Report  on
            Schedules.

 (27)       Financial Data Schedule

 (99)       Form  11-K Annual Report for the Harleysville
            Group Inc. Employee Stock Purchase Plan for the year ended December 31, 1999.


---------------
* A management contract, compensatory plan or arrangement required to be separately identified by reason of the provision of Item 14(a)(3).

(b) Reports on Form 8-K


      On November 1, 1999 Harleysville Group Inc. filed a report on Form 8-K, reporting under Item 5, that its Board of Directors authorized an increase in its share repurchase program.

                       HARLEYSVILLE GROUP
             SCHEDULE I - SUMMARY OF INVESTMENTS -
           OTHER THAN INVESTMENTS IN RELATED PARTIES
                       DECEMBER 31, 1999
                         (in thousands)

                                                      AMOUNT
                                                      AT WHICH
                                                      SHOWN IN
                                                      THE BALANCE
  TYPE OF INVESTMENT         COST         VALUE       SHEET
----------------------    ----------    -----------   ------------

Fixed maturities:

 United States
  government and
  government agencies
  and authorities         $   74,239    $   73,297    $   73,179

 States, municipalities
  and political
   subdivisions              710,782       710,854       707,067

 Mortgage-backed
  securities                 117,036       117,331       117,331

 All other corporate
  bonds                      457,005       445,255       449,025
                          ----------    ----------    ----------

  Total fixed
   maturities              1,359,062     1,346,737     1,346,602
                          ----------    ----------    ----------

Equity securities:

 Common stocks
  Banks, trust and
   insurance companies        19,866        27,114        27,114
  Industrial,
   miscellaneous and
   all other                  86,359       171,083       171,083
                          ----------    ----------    ----------

  Total equities             106,225       198,197       198,197
                          ----------    ----------    ----------

Short-term
 investments                  59,223                      59,223
                          ----------                  ----------


   Total investments      $1,524,510                  $1,604,022
                          ==========                  ==========

                      HARLEYSVILLE GROUP INC.
  SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                      CONDENSED BALANCE SHEETS
                 (in thousands, except share data)


                                           DECEMBER 31,
                                     ------------------------
                                       1999            1998
                                     --------        --------
                 ASSETS

Short-term investments               $  1,697        $  5,362
Fixed maturities:
 Available for sale, at fair
  value (cost $10 and $11)                 10              11
Investments in common
 stock of subsidiaries
 (equity method)                      598,558         616,548
Accrued investment income                  19              39
Due from affiliate                      2,412           5,883
Dividends receivable from
 subsidiaries                          20,000
Other assets                           10,356           5,200
                                     --------        --------

 Total assets                        $633,052        $633,043
                                     ========        ========


    LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                 $ 93,500        $ 93,500
Accounts payable and
 accrued expenses                      11,800           6,884
Federal income taxes payable              858           3,001
                                     --------        --------

 Total liabilities                    106,158         103,385
                                     --------        --------

Shareholders' equity:
 Preferred stock, $1 par value;
  authorized 1,000,000 shares,
  none issued
 Common stock, $1 par value;
  authorized 80,000,000 shares;
  issued 1999, 29,498,651 and
  1998, 29,150,518 shares;
  outstanding 1999, 28,812,086
  and 1998,  29,150,518 shares         29,499          29,151
 Additional paid-in capital           124,798         119,302
 Accumulated other
  comprehensive income                 51,682          74,167
 Retained earnings                    331,769         307,038
 Treasury stock, at cost,
   686,565 shares                     (10,854)
                                     --------        --------

 Total shareholders' equity           526,894         529,658
                                     --------        --------

 Total liabilities and
  shareholders' equity               $633,052        $633,043
                                     ========        ========

                      HARLEYSVILLE GROUP INC.
   SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                    CONDENSED STATEMENTS OF INCOME
                            (in thousands)

                                     YEAR ENDED DECEMBER 31,
                                   ---------------------------
                                     1999      1998      1997
                                   --------  --------  --------


Revenues                           $ 7,565   $ 6,756   $ 6,747
Expenses:
  Interest                           6,274     6,322     6,441
  Expenses other than interest       1,688     1,474     1,435
                                   -------   -------   -------

                                      (397)   (1,040)   (1,129)
Income tax benefit                    (646)     (369)     (397)
                                   -------   -------   -------

Income (loss) before equity in
  income of subsidiaries               249      (671)     (732)

Equity in income of subsidiaries    39,664    64,084    54,804
                                   -------   -------   -------

Net income                         $39,913   $63,413   $54,072
                                   =======   =======   =======

                       HARLEYSVILLE GROUP INC.
   SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands)

                                         YEAR ENDED DECEMBER 31,
                                    ----------------------------------
                                       1999       1998        1997
                                    ---------   ---------   ---------
Cash flows from operating
  activities:
  Net income                        $ 39,913    $ 63,413    $ 54,072
  Adjustments to reconcile
   net income to net cash
   used by operating activities:
    Equity in undistributed
      earnings of subsidiaries       (39,664)    (64,084)    (54,804)
    (Increase) decrease in
      accrued investment income           20          (6)         86
    Increase (decrease) in
      accrued income taxes            (2,143)      1,927         684
    Gain on sale of
      investments                                    (76)        (62)
    Other, net                         3,386      (1,707)       (983)
                                    --------    --------    --------
      Net cash provided (used)
        by operating activities        1,512        (533)     (1,007)
                                    --------    --------    --------

Cash flows from investing activities:
  Sales of fixed maturity
    investments                                    1,908       9,043
  Net sales (purchases) or
    maturities of short-term
    investments                        3,665      (3,441)       (481)
  Acquisition                                                (33,986)
                                    --------    --------   --------

      Net cash provided (used)
       by investing activities         3,665      (1,533)    (25,424)
                                    --------    --------    --------

Cash flows from financing activities:
  Issuance of common stock             5,844       5,985       7,295
  Dividends from subsidiaries         15,015      10,025      31,729
  Dividends paid                     (15,182)    (13,944)    (12,593)
  Purchase of treasury stock         (10,854)
                                    --------    --------    --------

      Net cash provided (used)
        by financing activities       (5,177)      2,066      26,431
                                    --------    --------    --------

  Change in cash                        -           -           -

    Cash at beginning of year
                                    --------    --------    --------


    Cash at end of year             $   -       $   -       $   -
                                    ========    ========    ========


                                         HARLEYSVILLE GROUP
                         SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                            YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                           (in thousands)
                            LIABILITY
                            FOR UNPAID                                                       AMORTIZATION
              DEFERRED      LOSSES AND                                          LOSSES       OF DEFERRED
              POLICY        LOSS                                  NET           AND LOSS     POLICY        OTHER
              ACQUISITION   SETTLEMENT   UNEARNED    EARNED       INVESTMENT    SETTLEMENT   ACQUISITION   UNDERWRITING  PREMIUMS
              COSTS<F1>     EXPENSES     PREMIUMS    PREMIUMS     INCOME        EXPENSES     COST<F1>      EXPENSES<F1>  WRITTEN
              -----------   ----------   ----------  ----------   ----------    ----------   -----------   ------------  ---------
Year ended
 December 31,
 1999
  Commercial
   lines                    $ 919,511    $ 287,093   $ 614,431                  $ 454,681                               $ 628,925
  Personal
   lines                      261,555      161,244     377,422                    280,226                                 386,732
  Elimina-
   tions<F2>                 (279,714)     (96,627)   (284,653)                  (211,905)                               (291,318)
                            ---------    ---------   ---------                  ---------                               ---------
   Total       $83,541      $ 901,352    $ 351,710   $ 707,200                  $ 523,002    $182,337      $60,226      $ 724,339
               =======      =========    =========   =========                  =========    ========      =======      =========

    Net investment
      income                                                      $85,894
                                                                  =======

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
                                                                   =======



[FN]
<F1> Deferred  policy  acquisition  costs  and   other
     underwriting expenses   are  not  determined  separately   for
     commercial and    personal lines.
     See Note 15 of the Notes to Consolidated Financial Statements.

<F2> See  Note  15  of Notes to Consolidated  Financial Statements.

                        HARLEYSVILLE GROUP
                    SCHEDULE IV - REINSURANCE
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                            (in thousands)


                                            ASSUMED              PERCENTAGE
                                CEDED       FROM                 OF AMOUNT
                     GROSS      TO OTHER    OTHER      NET       ASSUMED
                     AMOUNT     COMPANIES   COMPANIES  AMOUNT    TO NET
                     --------   ---------   ---------  --------  ----------

Year ended
 December 31, 1999
 Property and
 casualty
 premiums            $638,604   $670,669    $739,265   $707,200   104.5%
                     ========   ========    ========   ========   ======

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

                          HARLEYSVILLE GROUP
     SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
                  PROPERTY AND CASUALTY SUBSIDIARIES

          Years Ended December 31, 1999, 1998 and 1997
                            (in thousands)

                                           LOSSES AND LOSS
             LIABILITY                   SETTLEMENT EXPENSES
             FOR UNPAID   DISCOUNT,      (BENEFITS) INCURRED
             LOSSES AND   IF ANY,             RELATED TO         PAID LOSSES
             LOSS         DEDUCTED       --------------------    AND LOSS
             SETTLEMENT   FROM           CURRENT        PRIOR    SETTLEMENT
             EXPENSES     RESERVES<F1>   YEAR           YEARS    EXPENSES
             ----------   -----------    --------    --------    ----------
Year ended:

December 31,
 1999        $901,352     $ 8,992        $582,534    $(59,532)   $512,607
             ========     =======        ========    ========    ========

December 31,
 1998        $893,420     $10,272        $507,087    $(42,607)   $444,524
             ========     =======        ========    ========    ========

December 31,
 1997        $868,393     $ 9,433        $469,216    $(29,728)   $399,461
             ========     =======        ========    ========    ========


[FN]
Notes: <F1> The amount of discount relates to certain  long-term disability workers' compensation cases. A discount rate of 3.5% (5% on New Jersey cases) was used.

       (2)  Information required by remaining columns is contained in
            Schedule III.

                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Harleysville Group Inc.


Date:  March 28, 2000              By:  /s/WALTER R. BATEMAN
                                        ---------------------------
                                           Walter R. Bateman
                                           Chairman  of  the Board,
                                           President and
                                           Chief Executive Officer


    Pursuant  to  the  requirements of  the  Securities
Exchange  Act  of  1934, this report has been  signed  by  the
following  persons  on  behalf  of  the  Registrant   in   the
capacities and on the dates indicated.




     SIGNATURE                        TITLE                       DATE
----------------------        -------------------------      --------------
                              Chairman of the Board,
                              President,
                              Chief Executive Officer
/s/WALTER  R. BATEMAN         and a Director                 March 28, 2000
----------------------
   Walter R. Bateman



                              Senior Vice President
                              and Chief Financial
                              Officer (principal financial
                              officer and principal
/s/BRUCE  J. MAGEE            accounting officer)           March  28, 2000
----------------------
   Bruce J. Magee

                            SIGNATURES
                           (Continued)


        SIGNATURE                     TITLE                DATE
----------------------------     ---------------      ---------------

/s/LOWELL  R. BECK                   Director         March  28, 2000
----------------------------
   Lowell R. Beck


/s/MICHAEL L. BROWNE                 Director         March  28, 2000
----------------------------
   Michael L. Browne


/s/ROBERT  D. BUZZELL                Director         March  28, 2000
----------------------------
   Robert D. Buzzell


/s/MIRIAN  M. GRADDICK               Director         March  28, 2000
----------------------------
   Mirian M. Graddick


/s/JOSEPH  E. MCMENAMIN              Director         March  28, 2000
----------------------------
   Joseph E. McMenamin


/s/FRANK  E. REED                    Director         March  28, 2000
----------------------------
   Frank E. Reed


/s/WILLIAM E. STRASBERG             Director          March  28, 2000
-----------------------------
   William E. Strasburg


/s/JERRY  S. ROSENBLOOM              Director         March  28, 2000
----------------------------
   Jerry S. Rosenbloom

                         EXHIBIT INDEX

 EXHIBIT
   NO.                  DESCRIPTION OF EXHIBITS
--------    ---------------------------------------------

*(10)(A)    Standard  Deferred  Compensation  Plan  for
            Directors  of Harleysville Mutual Insurance
            Company and Harleysville Group Inc. Amended and Restated November 17, 1999.

*(10)(C)    Harleysville   Group   Inc.   Non-qualified
            Deferred  Compensation  Plan  Amended   and
            Restated November 17, 1999.

*(10)(E)    Harleysville        Mutual        Insurance
            Company/Harleysville  Group   Inc.   Senior
            Management Incentive Compensation  Plan  As
            Amended and Restated November 17, 1999.

 (10)(R)    Lease  and  amendment effective January  1,
            2000   between   Harleysville,   Ltd.   and
            Harleysville Mutual Insurance Company.

*(10)(Z)    Form   of   Change  of  Control  Employment
            Agreements dated July 1, 1999.

* (10)(AB)  Harleysville    Group   Inc.   Supplemental
            Retirement   Plan  Amended   and   Restated
            November 17, 1999.

 (13)(A)    Selected  Consolidated Financial Data  from
            the   Company's  1999  annual   report   to
            stockholders.

 (13)(B)    Management's  Discussion  and  Analysis  of
            Results   of   Operations   and   Financial
            Condition from the Company's 1999 annual report to stockholders.

 (13)(C)    Quantitative  and Qualitative  Disclosures
            About Market Risk from the Company's  1999
            annual report to stockholders.

 (13)(D) Consolidated financial statements from the Company's 1999 annual report to stockholders.

 (13)(E)    Market   for   Common  Stock  and   Related
            Security  Holder Matters from the Company's
            1999 annual report to stockholders.

 (21)       Subsidiaries of Registrant.

 (23)       Independent Auditors' Consent and Report on
            Schedules.

 (27)       Financial Data Schedule

 (99) Form 11-K Annual Report for the Harleysville Group Inc. Employee Stock Purchase Plan for the year ended December 31, 1999.