Form 10-Q
period 2000-03-31
HARLEYSVILLE GROUP INC
filed 2000-05-11
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 2000    .
                                ----------------------

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


      At May 5, 2000 28,750,049 shares of common stock of Harleysville Group Inc. were outstanding.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                             INDEX

                                                    Page Number
                                                    -----------
Part I - Financial Information

  Consolidated Balance Sheets - March 31, 2000
     and December 31, 1999                                3

  Consolidated Statements of Income - For the
     three months ended March 31, 2000 and 1999           4

  Consolidated Statement of Shareholders' Equity -
     For the three months ended March 31, 2000            5

  Consolidated Statements of Cash Flows -
     For the three months ended March 31, 2000
     and 1999                                             6

  Notes to Consolidated Financial Statements              7

  Management's Discussion and Analysis of Results
     of Operations and Financial Condition               13

  Quantitative and Qualitative Disclosure About
     Market Risk                                         16

Part II - Other Information                              17

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
               (in thousands, except share data)

                                           MARCH 31,       DECEMBER 31,
                                             2000             1999
                                          -----------      -----------
                                          (Unaudited)
                 ASSETS
                 ------
Investments:
 Fixed maturities:
   Held to maturity, at amortized
     cost (fair value $591,300
     and $597,367)                         $  591,046      $  597,232
   Available for sale, at fair value
     (amortized cost $779,603 and
      $761,830)                               770,547         749,370
 Equity securities, at fair value
   (cost $114,003 and $106,225)               219,255         198,197
 Short-term investments, at cost,
   which approximates fair value               26,102          59,223
                                           ----------      ----------
    Total investments                       1,606,950       1,604,022
Cash                                           19,480          20,273
Receivables:
  Premiums                                     90,542          91,931
  Reinsurance                                  86,305          81,884
  Accrued investment income                    21,021          22,478
                                           ----------      ----------
    Total receivables                         197,868         196,293
Deferred policy acquisition costs              82,731          83,541
Prepaid reinsurance premiums                   32,192          28,907
Property and equipment, net                    27,918          27,368
Deferred income taxes                          16,032          20,478
Other assets                                   38,645          39,174
                                           ----------      ----------
    Total assets                           $2,021,816      $2,020,056
                                           ==========      ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Liabilities:
 Unpaid losses and loss
  settlement expenses                      $  910,631      $  901,352
 Unearned premiums                            347,720         351,710
 Accounts payable and accrued expenses         94,455         113,369
 Debt                                          96,810          96,810
 Due to affiliate                              30,181          29,921
                                           ----------      ----------
    Total liabilities                       1,479,797       1,493,162
                                           ----------      ----------

Shareholders' equity:
 Preferred stock, $1 par value, authorized
  1,000,000 shares; none issued
 Common stock, $1 par value, authorized
  80,000,000 shares; issued 29,660,590
  and 29,498,651 shares; outstanding
  28,894,050 and 28,812,086 shares            29,661          29,499
 Additional paid-in capital                  126,597         124,798
  Accumulated other comprehensive income      62,527          51,682
  Retained earnings                          335,110         331,769
  Treasury stock, at cost, 766,540 and
   686,565 shares                            (11,876)        (10,854)

     Total shareholders' equity              542,019         526,894
                                          ----------      ----------

     Total liabilities and
       shareholders' equity               $2,021,816      $2,020,056
                                          ==========      ==========


See accompanying notes to consolidated financial statements.

                HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
       FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
             (dollars in thousands, except per share data)

                                              2000         1999
                                           ---------     ---------
Revenues:
  Premiums earned                          $170,241      $169,827
  Investment income, net of
    investment expense                       21,770        21,526
  Realized investment gains                   1,274         4,810
  Other income                                4,134         3,513
                                           --------      --------

      Total revenues                        197,419       199,676
                                           --------      --------


Losses and expenses:

  Losses and loss settlement expenses       127,491       119,846
  Amortization of deferred policy
    acquisition costs                        43,987        43,551
  Other underwriting expenses                15,840        15,358
  Interest expense                            1,660         1,561
  Other expenses                              1,666         1,149
                                           --------      --------

      Total expenses                        190,644       181,465
                                           --------      --------


      Income before income taxes and
        cumulative effect of accounting
        change                                6,775        18,211

Income taxes (benefit)                         (466)        3,446
                                           --------      --------

      Income before cumulative effect
        of accounting change                  7,241        14,765

Cumulative effect of accounting change,
  net of income tax                                        (2,904)
                                           --------      --------

      Net income                           $  7,241      $ 11,861
                                           ========      ========

Per common share:

  Basic:
    Income before cumulative effect of
      accounting change                    $    .25      $    .51
    Cumulative effect of accounting
      change, net of income tax                              (.10)
                                           --------      --------

    Net income                             $    .25      $    .41
                                           ========      ========

  Diluted:
    Income before cumulative effect of
      accounting change                    $    .25      $    .50
    Cumulative effect of accounting
      change, net of income tax                              (.10)
                                           --------      --------

    Net income                             $    .25      $    .40
                                           ========      ========

  Cash dividend                            $   .135      $   .125
                                           ========      ========


See accompanying notes to consolidated financial statements.

                HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000
                         (dollars in thousands)

                                              ACCUMULATED
              COMMON STOCK       ADDITIONAL   OTHER
           -------------------   PAID-IN      COMPREHENSIVE   RETAINED   TREASURY
             SHARES    AMOUNT    CAPITAL      INCOME          EARNINGS   STOCK       TOTAL
           ----------  -------   ----------   -------------   --------   ---------   --------
Balance,
 Dec. 31,
 1999      29,498,651  $29,499   $124,798     $51,682         $331,769   $(10,854)   $526,894
                                                                                     --------
Net income                                                       7,241                  7,241

Other compre-
hensive income,
net of tax:
 Unrealized
 investment
 gains, net of
 reclassifi-
 cation
 adjustment                                    10,845                                  10,845
                                                                                     --------
Comprehensive
income                                                                                 18,086
                                                                                     --------
Issuance
 of common
 stock       161,939       162      1,799                                               1,961

Cash dividend
 paid                                                           (3,900)                (3,900)

Purchase of
 treasury
 stock,
 79,975
 shares                                                                    (1,022)     (1,022)
           ----------  -------   --------     -------         --------   --------    --------
Balance at
 March 31,
 2000      29,660,590  $29,661   $126,597     $62,527         $335,110   $(11,876)   $542,019
           ==========  =======   ========     =======         ========   ========    ========


See accompanying notes to consolidated financial statements.

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
            FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                              (in thousands)

                                                2000          1999
                                             ---------     ---------
Cash flows from operating activities:
 Net income                                  $  7,241      $ 11,861
 Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Cumulative effect of accounting
         change, net of income tax                            2,904
       Change in receivables, unearned
         premiums, prepaid reinsurance
         and due to affiliate                  (8,590)         (283)
       Increase (decrease) in unpaid losses
         and loss settlement expenses           9,279        (4,428)
       Deferred income taxes                   (1,394)          565
       (Increase) decrease in deferred
        policy acquisition costs                  810        (2,587)
       Amortization and depreciation              865           683
       Gain on sale of investments             (1,274)       (4,810)
       Other, net                             (18,611)       (6,202)
                                             --------      --------
        Net cash used by operating
          activities                          (11,674)       (2,297)
                                             --------      --------
Cash flows from investing activities:
 Fixed maturity investments:
   Purchases                                  (35,864)      (44,205)
   Sales or maturities                         24,346        47,542
 Equity securities:
   Purchases                                  (12,269)       (6,781)
   Sales                                        5,807         7,040
 Net sales of short-term investments           33,121         1,362
 Purchase of property and equipment            (1,299)         (829)
                                             --------      --------
        Net cash provided by investing
         activities                            13,842         4,129
                                             --------      --------

Cash flows from financing activities:
 Issuance of common stock                       1,961         2,156
 Dividend paid                                 (3,900)       (3,658)
 Purchase of treasury stock                    (1,022)
                                             --------      --------
        Net cash used by
          financing activities                 (2,961)       (1,502)
                                             --------      --------

Increase (decrease) in cash                      (793)          330

Cash at beginning of period                    20,273         3,799
                                             --------      --------

Cash at end of period                        $ 19,480      $  4,129
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

       These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1999 included in the Company's 1999 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

2 - Earnings Per Share

     The computation of basic and diluted earnings per share is as follows for the three months ended March 31:

                                    2000         1999
                                 ----------   ----------
                                  (dollars in thousands,
                                  except per share data)
Numerator for basic
   and diluted earnings
   per share:
     Net income                    $  7,241     $ 11,861
                                   ========     ========

Denominator for basic
   earnings per share --
   weighted average
   shares outstanding            28,900,561   29,236,828

Effect of stock
   incentive plans                  110,864      399,468
                                 ----------   ----------

Denominator for
   diluted earnings
   per share                     29,011,425   29,636,296
                                 ==========   ==========

Basic earnings
   per share                       $    .25     $    .41
                                   ========     ========

Diluted earnings
   per share                       $    .25     $    .40
                                   ========     ========

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                           (Unaudited)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                              FOR THE THREE MONTHS
                                 ENDED MARCH 31,
                                2000       1999
                              --------   --------
                                 (in thousands)

Number of options              1,343       334
                               =====       ===

3 - Reinsurance

      Premiums earned are net of amounts ceded of $19,689,000 and $11,233,000 for the three months ended March 31, 2000 and 1999, respectively. Losses and loss settlement expenses are net of amounts ceded of $12,121,000 and $10,589,000 for the three months ended March 31, 2000 and 1999, respectively. Such amounts do not include the reinsurance transactions with Mutual under the pooling arrangement.

       Harleysville Group has a reinsurance agreement with Harleysville Mutual Insurance Company (Mutual) whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes, and supplements the existing external catastrophe reinsurance program. Under the agreement, Harleysville Group ceded premiums earned of $1,548,000 and $1,596,000 and losses incurred of $56,000 and $6,092,000 to
Mutual for the three months ended March 31, 2000 and 1999, respectively.

      Harleysville Group cedes business to and assumes business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset and the net balance with Mutual is a liability at March 31, 2000 and December 31, 1999. Mutual has an A. M. Best rating of "A" (Excellent) and, in accordance with certain state regulatory requirements, maintained $382.3 million (fair value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at March 31, 2000.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                          (Unaudited)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

4 - Cash Flows

      There were no cash tax payments in the first quarter of 2000. There were cash tax payments of $1,273,000 in the first quarter of 1999. Cash interest payments of $306,000 and $239,000 were made in the first quarter of 2000 and 1999, respectively.

5 - Restructuring Charges

      On July 29, 1999, Harleysville Group announced a plan to consolidate its claims operations from 23 general claims offices into a centralized direct reporting center and four specialized regional claims centers. As a result of this consolidation, the Company recorded a restructuring charge in 1999 of $2,512,000 for employee termination benefits to be paid and occupancy charges.

     Employee termination benefits include severance payments and related benefits and outplacement services for approximately 174 employees. Severance payments totaling $1,052,000 have been made to 120 employees, and the remaining accrual for employee termination benefits is $843,000 at March 31, 2000. Included in occupancy charges are future lease obligations, less anticipated sublease benefits, for leased premises which will no longer be used by the claims operation. Through March 31, 2000, operations in 20 of the 23 general claims offices have been closed. Payments totaling $15,000 have been made, and the remaining accrual for occupancy charges is $567,000 at March 31, 2000.

      On February 7, 2000, Harleysville Group announced a plan to consolidate selected support services and office functions throughout its field operations. As a result of this consolidation, the Company recorded a restructuring charge of $1,143,000 in the first quarter of 2000 for employee termination benefits to be paid, occupancy charges and a write-down of equipment to fair value. This charge was included in other underwriting expenses.

     Employee termination benefits of $899,000 includes severance payments and related benefits and outplacement services for approximately 120 employees. Severance payments totaling $452,000 have been made to 55 employees, and the remaining accrual for employee termination benefits is $447,000 at March 31, 2000.
Included in occupancy charges of $188,000 is a future lease obligation, less anticipated sublease benefits, for a leased premise which will no longer be used. No payments have been made against the accrual for occupancy charges. Also, as a direct result of the consolidation, equipment was written down by $56,000 to fair value.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                          (Unaudited)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

      Both consolidations are expected to be completed by the end of the second quarter.


                                 ACTIVITY IN THE RESTRUCTURING ACCRUALS
                                 --------------------------------------
                                             (in thousands)
                              CLAIMS                                 FIELD
                          RESTRUCTURING                          RESTRUCTURING
                  --------------------------------     -------------------------------
                  EMPLOYEE                             EMPLOYEE
                  TERMINATION                          TERMINATION
                  BENEFITS      OCCUPANCY   TOTAL      BENEFITS     OCCUPANCY   TOTAL
                  -----------   ---------   -------    -----------  ---------   ------

Balance
 Dec. 31, 1999    $ 1,975       $537        $ 2,512
Restructuring
 charges                                               $ 899        $188        $1,087
Cash payments      (1,052)       (15)        (1,067)    (452)                     (452)
Change in prior
 accrual due
 to voluntary
 terminations
 greater than
 anticipated
 and reduced
 sublease
 benefits             (80)        45            (35)
                  -------       ----        -------    -----       ----         ------
Balance at
  March 31,
  2000            $   843       $567        $ 1,410    $ 447       $188         $  635
                  =======       ====        =======    =====       ====         ======


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

     Financial data by segment is as follows for the three months ended March 31, 2000 and 1999:

                                       2000          1999
                                     --------      --------
                                         (in thousands)
Revenues:
  Premiums earned:
   Commercial lines                  $151,415      $147,477
   Personal lines                      87,180        90,610
   Eliminations                       (68,354)      (68,260)
                                     --------      --------
     Total premiums earned            170,241       169,827
  Net investment income                21,770        21,526
  Realized investment gains             1,274         4,810
  Other                                 4,134         3,513
                                     --------      --------
Total revenues                       $197,419      $199,676
                                     ========      ========

Income before income taxes and
 cumulative effect of accounting
 change:
  Underwriting loss:
   Commercial lines                  $(10,318)     $(18,276)
   Personal lines                     (12,372)       (3,829)
   Eliminations                         5,571        10,992
                                     --------      --------
     SAP underwriting loss            (17,119)      (11,113)
  GAAP adjustments                         42         2,185
                                     --------      --------
     GAAP underwriting loss           (17,077)       (8,928)
  Net investment income                21,770        21,526
  Realized investment gains             1,274         4,810
  Other                                   808           803
                                     --------      --------
Income before income taxes and
 cumulative effect of accounting
 change                              $  6,775      $ 18,211
                                     ========      ========

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                          (Unaudited)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

7 - Comprehensive Income

      Comprehensive income for the three months ended March 31, 2000 and 1999 consisted of the following (all amounts are net of taxes):

                                            2000         1999
                                          --------     --------
                                             (in thousands)

    Net income                            $ 7,241      $11,861
    Other comprehensive income:
      Unrealized investment holding
       gains arising during period         11,671        3,037
    Less:
      Reclassification adjustment
       for gains included in net
       income                                (826)      (3,108)
                                          -------      -------
    Net unrealized investment
      gains (losses)                       10,845          (71)
                                          -------      -------
    Comprehensive income                  $18,086      $11,790
                                          =======      =======

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

      Premiums earned increased $0.4 million during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase is primarily due to an increase of $2.9 million in premiums earned for commercial lines partially offset by a decline of $2.5 million in personal lines premiums earned.

      Investment income increased $0.2 million for the three months ended March 31, 2000 resulting from an increase in invested assets partially offset by a lower yield on the investment portfolio.

      Realized investment gains were $3.5 million lower for the three months ended March 31, 2000 compared to the same prior year quarter primarily resulting from lesser sales of equity securities and from the recognition of a $1.0 million loss on an equity investment that was trading below cost on an other-than-temporary basis.

       Income before income taxes and cumulative effect of accounting change decreased $11.4 million for the three months ended March 31, 2000, primarily due to a higher underwriting loss and lower realized gains partially offset by higher investment income. Harleysville Group's statutory combined ratio increased to 111.6% for the three months ended March 31, 2000 from 104.5% for the three months ended March 31, 1999. The three months ended March 31, 2000 included a pre-tax charge of $1.1 million ($.03 per basic share after taxes) related to the consolidation of selected non-claims support services and office functions throughout the field operations. The restructuring is expected to result in a net staff reduction of about 120 people and be completed by the end of the second quarter of 2000. The consolidation is expected to result in annual after-tax savings of approximately $2.7 million, based on a preliminary analysis of achievable cost savings. This restructuring charge adversely affected the statutory combined ratio by 0.7 points for the three months ended March 31, 2000. Income before income taxes and cumulative effect of accounting change for the three months ended March 31, 2000 also was reduced by $1.9 million ($0.04 per basic share after taxes) to reflect the effect of a settlement of litigation between the North Carolina Rate Bureau and the Commissioner of Insurance over personal automobile insurance rate levels dating back to 1994. The settlement, which mandates a refund of premium be made to policyholders, adversely affected the combined ratio by 1.2 points. Excluding the impacts of the field restructuring and North Carolina Rate Bureau settlement, the statutory combined ratio increased 5.2 points primarily due to worse results in personal lines, particularly personal automobile, and in workers compensation. Losses ceded under the aggregate catastrophe

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION
                           (Continued)

reinsurance agreement with Mutual decreased by $6.0 million for the three months ended March 31, 2000 and net catastrophe losses decreased $1.5 million due to fewer catastrophes.

      The income tax expense for each of the three month periods ended March 31, 2000 and 1999 includes the tax benefit of tax-exempt investment income of $2.9 million and $3.0 million, respectively.

      The cumulative effect of accounting change reflects the effect of adopting a new accounting standard in 1999 related to the treatment of insurance-related assessments.

Liquidity and Capital Resources

      Operating activities used $11.7 million and $2.3 million of net cash for the three months ended March 31, 2000 and 1999, respectively. The change primarily is from an increase of $17.2 million in cash held as collateral for security lending transactions.

     Investing activities provided $13.8 million and $4.1 million of net cash for the three months ended March 31, 2000 and 1999, respectively. The increase is primarily due to an increase in the sale of short-term investments, partially offset by increased net purchases of fixed maturity investments and equity securities.

     Net cash used by financing activities increased $1.5 million for the three months ended March 31, 2000 primarily due to the purchase of treasury stock.

      Harleysville Group Inc. had $0.3 million of cash and marketable securities and $19.2 million of dividends receivable from its subsidiaries at March 31, 2000 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. In 1999, the Company adopted a stock repurchase plan under which the Company and Mutual may each purchase up to 1.0 million shares of Harleysville Group Inc. common stock up to a total of 2.0 million shares. As of March 31, 2000, the Company has repurchased 0.8 million shares leaving
0.2 million shares authorized to be repurchased. The Company has no other material commitments for capital expenditures as of March 31, 2000.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION
                           (Continued)

Year 2000

      Harleysville Group has not encountered difficulties to date with respect to the year 2000 millennium change, either internally or with third parties. Harleysville Group will continue to monitor exposure to any year 2000-related problems.

     Harleysville Group has risk that claims related to year 2000 issues will be made under insurance policies that it underwrites. Harleysville Group has concluded that its policies do not generally provide coverage for losses relating to year 2000 issues and has issued endorsements further clarifying this exclusion. However, due in part to the potential for judicial decisions which expand policies to cover risks that were not contemplated by the policy, which in turn may produce unanticipated claims, and because there is no prior history of such claims at this point in time, the amount of any potential year 2000 coverage liabilities is not determinable. Harleysville Group has not had any material claims related to year 2000 issues.

      Certain of the statements contained herein (other than statements of historical facts) are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on Harleysville Group. There can be no assurance that future developments will be in accordance with management's expectations so that the effect of future developments on Harleysville Group will be those anticipated by management. Actual financial results including premium growth and underwriting results could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves;
natural catastrophe losses; competition in insurance product pricing; government regulation and changes therein which may impede the ability to charge adequate rates; performance of the financial markets; fluctuations in interest rates; availability and price of reinsurance; and the status of the labor markets in which the Company operates.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
            QUANTITATIVE AND QUALITATIVE DISCLOSURE
                       ABOUT MARKET RISK

      Harleysville Group's market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of Harleysville Group's investment portfolio as a result of fluctuations in prices and interest rates. Harleysville Group attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities.

      Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 1999 to March 31, 2000. In addition, the Company has maintained approximately the same investment mix during this period.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                  PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings - None

ITEM 2. Changes in Securities - None

ITEM 3. Defaults Upon Senior Securities - None

ITEM 4. Submission of Matters to a Vote of Security Holders

        The  annual meeting of stockholders of Harleysville Group
        Inc. was held on April 26, 2000 (the "Annual Meeting"  or
        "Meeting"), with the following result:

        The  total  number of shares represented  at  the  Annual
        Meeting  in  person  or by proxy was  26,416,631  of  the
        28,890,846   shares  of  common  stock  outstanding   and
        entitled to vote at the Meeting.

        On the resolution to elect Michael L. Browne, Frank E. Reed and Jerry S. Rosenbloom as class "B" Directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for Director received the number of votes set forth opposite their respective names:

                                 Number of Votes
                              ------------------------
                                  For      Withheld
                              ----------   --------
        Michael L. Browne     26,306,221   110,410
        Frank E. Reed         26,293,901   122,730
        Jerry S. Rosenbloom   26,307,202   109,429

        There were no abstentions or broker non-votes recorded. On the basis of the above vote, Michael L. Browne, Frank
        E.  Reed  and Jerry S. Rosenbloom were elected  as  class
        "B" Directors to serve until the expiration of their respective terms and until their successors are duly elected.

        On  the  resolution  to approve the Long  Term  Incentive
        Plan, there were 25,821,527 votes for the resolution, 568,080 votes against the resolution and 27,024 votes abstaining.

        On  the  resolution to approve the Excess Stock  Purchase
        Plan, there were 25,926,524 votes for the resolution, 427,245 votes against the resolution and 62,862 votes abstaining.

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

Date:   May 11, 2000                    /s/BRUCE J. MAGEE
     ----------------             --------------------------------
                                           Bruce J. Magee
                                     Senior Vice President and
                                      Chief Financial Officer
                                  (principal financial officer and
                                    principal accounting officer)