Form 10-Q
period 2000-06-30
HARLEYSVILLE GROUP INC
filed 2000-08-10
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000  .
                               --------------
                               OR

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

      At August 2, 2000, 28,797,607 shares of common stock of Harleysville Group Inc. were outstanding.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                  INDEX

                                                    PAGE NUMBER
                                                    -----------
Part I - Financial Information

  Consolidated Balance Sheets - June 30, 2000
    and December 31, 1999                                 3

  Consolidated Statements of Income - For the
    three months ended June 30, 2000 and 1999             4

  Consolidated Statements of Income - For the
    six months ended June 30, 2000 and 1999               5

  Consolidated Statement of Shareholders' Equity -
    For the six months ended June 30, 2000                6

  Consolidated Statements of Cash Flows -
    For the six months ended June 30, 2000
    and 1999                                              7

  Notes to Consolidated Financial Statements              8

  Management's Discussion and Analysis of Results
    of Operations and Financial Condition                13

  Quantitative and Qualitative Disclosure About
    Market Risk                                          18


Part II - Other Information                              19

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share data)

                                               JUNE 30,       DECEMBER 31,
                                                 2000            1999
                                              ------------    -----------
                                              (unaudited)
                    ASSETS
                    ------
Investments:
 Fixed maturities:
   Held to maturity, at amortized
     cost (fair value $572,918
     and $597,367)                            $  571,983      $  597,232
   Available for sale, at fair value
     (amortized cost $771,096 and
      $761,830)                                  762,838         749,370
 Equity securities, at fair value
   (cost $114,986 and $106,225)                  214,393         198,197
 Short-term investments, at cost,
   which approximates fair value                  38,780          59,223
                                              ----------      ----------
     Total investments                         1,587,994       1,604,022
 Cash                                             26,035          20,273
 Receivables:
   Premiums                                       98,296          91,931
   Reinsurance                                    87,979          81,884
   Accrued investment income                      22,332          22,478
                                              ----------      ----------
     Total receivables                           208,607         196,293

 Deferred policy acquisition costs                85,300          83,541
 Prepaid reinsurance premiums                     24,451          28,907
 Property and equipment, net                      27,877          27,368
 Deferred income taxes                            18,158          20,478
 Other assets                                     37,869          39,174
                                              ----------      ----------
     Total assets                             $2,016,291      $2,020,056
                                              ==========      ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
 Liabilities:
  Unpaid losses and loss settlement
    expenses                                  $  900,459      $  901,352
  Unearned premiums                              355,199         351,710
  Accounts payable and accrued expenses          108,464         113,369
  Debt                                            96,450          96,810
  Due to affiliate                                13,324          29,921
                                              ----------      ----------
     Total liabilities                         1,473,896       1,493,162
                                              ----------      ----------

 Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued 29,700,426
    and 29,498,651 shares; outstanding
    28,700,426 and 28,812,086 shares              29,700         29,499
  Additional paid-in capital                     127,070        124,798
  Accumulated other comprehensive income          59,247         51,682
  Retained earnings                              341,943        331,769
  Treasury stock, at cost, 1,000,000 and
    686,565 shares                               (15,565)       (10,854)
                                              ----------     ----------
      Total shareholders' equity                 542,395        526,894
                                              ----------     ----------

      Total liabilities and
        shareholders' equity                  $2,016,291     $2,020,056
                                              ==========     ==========

 See accompanying notes to consolidated financial statements.

                HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)
           FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
             (dollars in thousands, except per share data)

                                             2000           1999
                                           ---------     ---------
Revenues:
  Premiums earned                          $171,693      $175,099
  Investment income, net of
    investment expenses                      21,514        21,231
  Realized investment gains                   1,365         1,210
  Other income                                4,362         3,770
                                           --------      --------

      Total revenues                        198,934       201,310
                                           --------      --------

Losses and expenses:

  Losses and loss settlement expenses       125,028       119,799
  Amortization of deferred policy
    acquisition costs                        44,557        45,264
  Other underwriting expenses                14,088        14,116
  Interest expense                            1,618         1,556
  Other expenses                              1,521         1,193
                                           --------      --------

      Total expenses                        186,812       181,928
                                           --------      --------

      Income before income taxes             12,122        19,382

Income taxes                                  1,417         3,871
                                           --------      --------

      Net income                           $ 10,705      $ 15,511
                                           ========      ========
Per common share:

  Basic earnings                           $    .37      $    .53
                                           ========      ========
  Diluted earnings                         $    .37      $    .52
                                           ========      ========
  Cash dividend                            $   .135      $   .125
                                           ========      ========


See accompanying notes to consolidated financial statements.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
         FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
          (dollars in thousands, except per share data)

                                             2000           1999
                                          ---------      ---------
Revenues:
  Premiums earned                         $341,934       $344,926
  Investment income, net of
    investment expenses                     43,284         42,757
  Realized investment gains                  2,639          6,020
  Other income                               8,496          7,283
                                          --------       --------

      Total revenues                       396,353        400,986
                                          --------       --------
Losses and expenses:

  Losses and loss settlement expenses      252,519        239,645
  Amortization of deferred policy
    acquisition costs                       88,544         88,815
  Other underwriting expenses               29,928         29,474
  Interest expense                           3,278          3,117
  Other expenses                             3,187          2,342
                                          --------       --------
      Total expenses                       377,456        363,393
                                          --------       --------

      Income before income taxes and
        cumulative effect of accounting
        change                              18,897         37,593

Income taxes                                   951          7,317
                                          --------       --------
      Income before cumulative effect
        of accounting change                17,946         30,276

Cumulative effect of accounting change,
  net of income tax                                        (2,904)
                                          --------       --------

      Net income                          $ 17,946       $ 27,372
                                          ========       ========

Per common share:

  Basic:
    Income before cumulative effect of
      accounting change                   $    .62       $   1.04
    Cumulative effect of accounting
      change, net of income tax                              (.10)
                                          --------       --------
    Net income                            $    .62       $    .94
                                          ========       ========

  Diluted:
    Income before cumulative effect of
      accounting change                   $    .62       $   1.02
    Cumulative effect of accounting
      change, net of income tax                              (.10)
                                          --------       --------
    Net income                            $    .62       $    .92
                                          ========       ========

  Cash dividend                           $    .27       $    .25
                                          ========       ========


See accompanying notes to consolidated financial statements.

                HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000
                         (dollars in thousands)

                                                   ACCUMULATED
                   COMMON STOCK       ADDITIONAL   OTHER
                ------------------    PAID-IN      COMPREHENSIVE   RETAINED   TREASURY
                  SHARES    AMOUNT    CAPITAL      INCOME          EARNINGS   STOCK       TOTAL
                ----------  -------   ----------   -------------   --------   ---------   --------
Balance,
 Dec. 31,
 1999           29,498,651  $29,499   $124,798     $51,682         $331,769   $(10,854)   $526,894
                                                                                          --------

Net income                                                           17,946                 17,946

Other compre-
 hensive income,
 net of tax:
  Unrealized
  investment
  gains, net of
  reclassifi-
  cation
  adjustment                                         7,565                                   7,565
                                                                                          --------
Comprehensive
 income                                                                                     25,511
                                                                                          --------
Issuance
 of common
 stock             201,775      201      2,272                                               2,473

Cash dividend
 paid                                                            (7,772)                    (7,772)

Purchase of
 treasury
 stock,
 313,435
 shares                                                                         (4,711)      (4,711)
                ----------  -------   --------     -------     --------       --------     --------
Balance at
 June 30,
 2000           29,700,426  $29,700   $127,070     $59,247     $341,943       $(15,565)    $542,395
                ==========  =======   ========     =======     ========       ========     ========

See accompanying notes to consolidated financial statements.

                  HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
              FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                               (in thousands)

                                               2000           1999
                                            ----------     ----------
Cash flows from operating activities:
 Net income                                 $ 17,946       $  27,372
 Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Cumulative effect of accounting
         change, net of income tax                             2,904
       Change in receivables, unearned
         premiums, prepaid reinsurance
         and due to affiliate                (20,966)         11,366
       Decrease in unpaid losses and
         loss settlement expenses               (893)        (10,986)
       Deferred income taxes                  (1,753)          1,281
       Increase in deferred policy
        acquisition costs                     (1,759)         (7,638)
       Amortization and depreciation           1,761           1,539
       Gain on sale of investments            (2,639)         (6,020)
       Other, net                             (4,145)         (5,213)
                                            --------       ---------
         Net cash provided (used) by
           operating activities              (12,448)         14,605
                                            --------       ---------
Cash flows from investing activities:
 Fixed maturity investments:
   Purchases                                 (48,613)       (103,751)
   Sales or maturities                        64,764         102,253
 Equity securities:
   Purchases                                 (17,134)        (10,246)
   Sales                                      11,088           8,947
 Net (purchases) sales of short-term
   investments                                20,443          (5,486)
 Purchase of property and equipment           (1,968)         (2,015)
                                            --------       ---------
        Net cash provided (used)
         by investing activities              28,580         (10,298)
                                            --------       ---------
Cash flows from financing activities:
 Issuance of common stock                      2,473           2,930
 Repayment of debt obligations                  (360)           (330)
 Dividend paid                                (7,772)         (7,322)
 Purchase of treasury stock                   (4,711)
                                            --------       ---------
        Net cash used by
         financing activities                (10,370)         (4,722)
                                            --------       ---------
Increase (decrease) in cash                    5,762            (415)

 Cash at beginning of period                  20,273           3,799
                                            --------       ---------
 Cash at end of period                      $ 26,035       $   3,384
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


  2 - Earnings Per Share

       The computation of basic and diluted earnings per share is as follows:

                          FOR THE THREE MONTHS   FOR THE SIX MONTHS
                            ENDED JUNE 30,         ENDED JUNE 30,
                           2000       1999        2000       1999
                         --------- ----------   ---------  --------
                                       (in thousands,
                                   except per share data)
  Numerator for basic
   and diluted earnings
   earnings per share:
      Net income          $10,705    $15,511     $17,946    $27,372
                          =======    =======     =======    =======
  Denominator for basic
   earnings per share --
   weighted average
   shares outstanding      28,763     29,299      28,832    29,268

  Effect of stock
   incentive plans            174        305         171       372
                          -------    -------     -------   -------
   Denominator for
   diluted earnings
   per share               28,937     29,604      29,003    29,640
                          =======    =======     =======   =======

  Basic earnings
   per share              $   .37    $   .53     $   .62   $   .94
                          =======    =======     =======   =======

  Diluted earnings
   per share              $   .37    $   .52     $   .62   $   .92
                          =======    =======     =======   =======

              HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                            (UNAUDITED)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)

       The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                     FOR THE THREE MONTHS    FOR THE SIX MONTHS
                        ENDED JUNE 30,         ENDED JUNE 30,
                       2000       1999         2000       1999
                     --------   --------     ---------  --------
                                   (in thousands)

 Number of options    1,270       684          1,270       330
                      =====       ===          =====       ===

  3 - Reinsurance

        Premiums earned are net of amounts ceded of $21,145,000 and $40,834,000 for the three and six months ended June 30, 2000, respectively, and $11,784,000 and $23,017,000 for the three and six months ended June 30, 1999, respectively. Losses and loss settlement expenses are net of amounts ceded of $14,647,000 and $26,768,000 for the three and six months ended June 30, 2000, respectively, and $5,058,000 and $15,647,000 for the three and six months ended June 30, 1999, respectively. Such amounts do not include the reinsurance transactions with Mutual under the pooling arrangement, but do include the reinsurance described in the following paragraph.

       Harleysville Group has a reinsurance agreement with Harleysville Mutual Insurance Company (Mutual) whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded to Mutual premiums earned of $1,826,000 and
  $1,959,000 and losses incurred of $1,655,000 and $(644,000), for the three months ended June 30, 2000 and 1999, respectively. Harleysville Group ceded to Mutual premiums earned of $3,374,000 and $3,555,000 and loss incurred of $1,711,000 and $5,448,000 for the six months ended June 30, 2000 and 1999, respectively.

       Harleysville  Group  cedes business  to  and  assumes
  business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset and the net balance with Mutual is a liability at June 30, 2000 and December 31, 1999. Mutual has an A. M. Best rating of "A"

              HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                            (UNAUDITED)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)

  (Excellent) and, in accordance with certain state regulatory requirements, maintained $366.6 million (fair value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at June 30, 2000.

  4 - Cash Flows

        There  were  cash  tax  payments  of  $866,000   and
  $6,773,000 and cash interest payments of $3,228,000 and $3,063,000 in the first six months of 2000 and 1999, respectively.

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

        Employee termination benefits include severance payments and related benefits and outplacement services for 173 employees. Severance payments totaling $1,768,000 have been made to 170 employees, and the remaining accrual for employee termination benefits is $73,000 at June 30, 2000. Included in occupancy charges are future lease obligations, less anticipated sublease benefits, for leased premises which will no longer be used by the claims operation. Through June 30, 2000, operations in the 23 general claims offices have been closed. Payments totaling $149,000 have been made, and the remaining accrual for occupancy charges is $457,000 at June 30, 2000.

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

        Employee termination benefits include severance payments and related benefits and outplacement services for 113 field employees. Severance payments totaling $831,000 have been made to 105 employees, and the remaining accrual for employee termination benefits is $55,000 at June 30, 2000. Included in occupancy charges is a lease obligation, less anticipated sublease benefits, for a leased premise which will no longer be used. Payments totaling $17,000 have been made against the accrual for occupancy charges. Also, as a direct result of the consolidation, a loss of $52,000 was realized on the disposal of equipment.

           HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                         (UNAUDITED)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

      Both consolidations were completed in the second quarter.

                           ACTIVITY IN THE RESTRUCTURING ACCRUALS
                           -------------------------------------
                                      (in thousands)
                           CLAIMS                            FIELD
                       RESTRUCTURING                     RESTRUCTURING
               ------------------------------    -----------------------------
               EMPLOYEE                          EMPLOYEE
               TERMINATION                       TERMINATION
               BENEFITS     OCCUPANCY  TOTAL     BENEFITS     OCCUPANCY  TOTAL
               -----------  ---------  -------   -----------  ---------  ------
Balance
 December 31,
 1999            $ 1,975     $ 537     $ 2,512
Restructuring
 charges                                           $ 899        $188     $1,087
Cash payments     (1,768)     (149)     (1,917)     (831)        (17)      (848)
Change in
 prior accrual
 due to
 voluntary
 terminations
 greater than
 anticipated
 and reduced
 sublease
 benefits           (134)      69         (65)      (13)                    (13)
                 -------    -----     -------     -----        ----      ------
Balance at
 June 30,
 2000            $    73    $ 457     $   530     $  55        $171      $  226
                 =======    =====     =======     =====        ====      ======

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

      Financial data by segment is as follows:

                           FOR THE THREE MONTHS    FOR THE SIX MONTHS
                              ENDED JUNE 30,          ENDED JUNE 30,
                             2000       1999        2000        1999
                           --------   ---------   ---------   ---------
                                         (in thousands)
  Revenues:
  Premiums earned:
    Commercial lines       $151,644   $154,040    $ 303,059   $ 301,517
    Personal lines           89,353     91,874      176,533     182,484
    Eliminations            (69,304)   (70,815)    (137,658)   (139,075)
                           --------   --------    ---------   ---------
     Total premiums earned  171,693    175,099      341,934     344,926
  Net investment income      21,514     21,231       43,284      42,757
  Realized investment
   gains                      1,365      1,210        2,639       6,020
  Other                       4,362      3,770        8,496       7,283
                           --------   --------    ---------   ---------
  Total revenues           $198,934   $201,310    $ 396,353   $ 400,986
                           ========   ========    =========   =========

  Income before income
   taxes and cumulative
   effect of accounting
   change:
    Underwriting loss:
      Commercial lines     $(13,118)  $ (8,002)   $ (23,436)  $ (26,278)
      Personal lines         (7,999)    (1,383)     (20,371)     (5,212)
      Eliminations            6,128        386       11,699      11,377
                           --------   --------    ---------   ---------
        SAP underwriting
         loss               (14,989)    (8,999)     (32,108)    (20,113)
  GAAP adjustments            3,009      4,919        3,051       7,105
                           --------   --------    ---------    --------
    GAAP underwriting
      loss                  (11,980)    (4,080)     (29,057)    (13,008)
  Net investment income      21,514     21,231       43,284      42,757
  Realized investment
    gains                     1,365      1,210        2,639       6,020
  Other                       1,223      1,021        2,031       1,824
                           --------   --------    ---------   ---------
  Income before income
   taxes and cumulative
   effect of accounting
   change                  $ 12,122   $ 19,382    $  18,897   $  37,593
                           ========   ========    =========   =========

              HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                            (UNAUDITED)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)

  7 - Comprehensive Income

       Comprehensive income consisted of the following (all amounts are net of taxes):

                          FOR THE THREE MONTHS     FOR THE SIX MONTHS
                              ENDED JUNE 30,         ENDED JUNE 30,
                            2000       1999        2000        1999
                          --------   --------    --------    --------
                                        (in thousands)
  Net income              $10,705    $ 15,511    $17,946     $ 27,372
  Other comprehensive
   income:
    Unrealized
     investment
     holding gains
     (losses) arising
     during period         (2,391)    (10,062)     9,280       (7,025)
   Less:
      Reclassification
       adjustment for
       gains included
       in net income         (889)       (596)    (1,715)      (3,704)
                          -------    --------    -------     --------
   Net unrealized
      investment
      gains (losses)       (3,280)    (10,658)     7,565      (10,729)
                          -------    --------    -------     --------
  Comprehensive income    $ 7,425    $  4,853    $25,511     $ 16,643
                          =======    ========    =======     ========

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

      Premiums earned decreased $3.4 million and $3.0 million during the three and six months ended June 30, 2000, respectively. The decreases are primarily due to decreases in premiums earned for personal lines partially offset by decreases of $0.1 million and $0.2 million in premiums ceded under the catastrophe reinsurance agreement with Mutual for the three and six months ended June 30, 2000, respectively.

      Investment income increased $0.3 million and $0.5 million for the three and six months ended June 30, 2000 as an increase in invested assets was partially offset by a lower yield on the investment portfolio.

     Realized investment gains were essentially unchanged for the three months ended June 30, 2000. Realized investment gains decreased $3.4 million for the six months ended June 30, 2000 primarily resulting from fewer sales of equity securities and from the recognition of a $1.0 million loss on an equity investment that was trading below cost on an other-than-temporary basis.

       Income before income taxes and cumulative effect of accounting change decreased $7.3 million and $18.7 million for the three and six months ended June 30, 2000, respectively. The decreases primarily were due to a higher underwriting loss, partially offset by the higher investment income. Lower realized gains also contributed to the decrease in income before income taxes and cumulative effect of accounting change for the six months ended June 30, 2000. Harleysville Group's statutory combined ratio increased to 105.9% and 108.6% for the three and six months ended June 30, 2000, respectively, from 101.3% and 102.9% for the three and six months ended June 30, 1999, respectively. The six months ended June 30, 2000 included a pre-tax charge of $1.1 million ($.03 per basic share after taxes) related to the consolidation of selected non-claims support services and office functions throughout the field operations. The restructuring resulted in a net staff reduction of about 115 people and was completed by the end of the second quarter of 2000. The consolidation is expected to result in annual after-tax savings of approximately $2.7 million, based on a preliminary analysis of achievable cost savings. This restructuring charge adversely affected the statutory combined ratio by 0.3 points for the six months ended June 30, 2000. Income before income taxes and cumulative effect of accounting change for the six months ended June 30, 2000 also was reduced by $1.9 million ($0.04 per basic share after taxes) to reflect the effect of a settlement of litigation between the North Carolina Rate Bureau and the Commissioner of Insurance over personal automobile insurance rate levels dating back to 1994. The settlement, which mandates a refund of premium be made to policyholders, adversely affected the combined ratio by 0.6 points. Excluding the impacts of the field

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION
                          (Continued)

restructuring and North Carolina Rate Bureau settlement, the statutory combined ratio increased 4.8 points for the six months ended June 30, 2000. Such increase, and the 4.6 point increase in the statutory combined ratio for the three months ended June 30, 2000, is primarily due to worse results in personal lines, particularly personal automobile, and in workers compensation. Losses ceded under the aggregate catastrophe reinsurance agreement with Mutual increased by $2.3 million for the three months ended June 30, 2000, primarily due to a greater frequency of catastrophes and decreased $3.7 million for the six months ended June 30, 2000 due to fewer catastrophes in the first quarter.

      The  income tax expense for the three and six months  ended
June  30, 2000 includes the tax benefit of $2.8 million and  $5.7 million  associated  with tax-exempt interest  compared  to  $2.9 million and $5.9 million in the same prior year periods.

      The cumulative effect of accounting change reflects the effect of adopting a new accounting standard in 1999 related to the treatment of insurance-related assessments.

      Effective for one year from July 1, 2000, the Company's subsidiaries and Mutual and its wholly-owned subsidiaries renewed its catastrophe reinsurance treaty which provides coverage for 85.5% of up to $147 million in excess of a retention of $20 million for any given catastrophe. Harleysville Group's 2000 pooling share of this coverage would be 85.5% of up to $106 million in excess of a retention of $14.4 million for any given catastrophe. Accordingly, pursuant to the terms of the treaty, the maximum recovery would be $126 million for any catastrophe involving an insured loss equal to or greater than $167 million. Harleysville Group's 2000 pooling share of this maximum recovery would be $90 million for any catastrophe involving an insured loss of $120 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring.

Liquidity and Capital Resources

      Net cash used by operating activities was $12.4 million for the six months ended June 30, 2000 and net cash of $14.6 million was provided by operating activities for the six months ended June 30, 1999. The change primarily is from an increase in cash used by underwriting activities partially offset by an increase of $6.7 million in cash held as collateral for security lending transactions.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION
                          (Continued)

      Net cash provided by investing activities was $28.6 million for the six months ended June 30, 2000 and net cash of $10.3 million was used by investing activities for the six months ended June 30, 1999. The change is primarily due to the change in cash used by operating activities and increased cash used in financing activities.

     Net cash used by financing activities increased $5.6 million for the six months ended June 30, 2000 primarily due to the purchase of treasury stock.

      Harleysville Group Inc. maintained $2.0 million of cash and marketable securities and $9.1 million of dividends receivable from its subsidiaries at June 30, 2000 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. In 1999, the Company adopted a stock repurchase plan under which the Company and Mutual each was permitted to purchase up to 1.0 million shares of Harleysville Group common stock, up to a total of 2.0 million shares. As of June 30, 2000, the Company has repurchased all of the shares authorized to be repurchased. The Company has no material commitments for capital expenditures as of June 30, 2000.

Year 2000

      Harleysville Group has not encountered difficulties to date with respect to the year 2000 millennium change, either internally or with third parties. Harleysville Group will continue to monitor exposure to any year 2000-related problem.

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

      Certain of the statements contained herein (other than statements of historical facts) are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION
                          (Continued)

of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward looking statements are subject to change and uncertainty which are, in many instance, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on Harleysville Group. There can be no assurance that future developments will be in accordance with management's expectations so that the effect of future developments on Harleysville Group will be those anticipated by management. Actual financial results including premium growth and underwriting results could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves;
natural catastrophe losses; competition in insurance product pricing; government regulation and changes therein which may impede the ability to charge adequate rates; performance of the financial markets; fluctuations in interest rates; availability and price of reinsurance; and the status of labor markets in which the Company operates.

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

      Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 1999 to June 30, 2000. In addition, the Company has maintained approximately the same investment mix during this period.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                  PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security
         Holders - None

ITEM 5.  Other Information -

ITEM 6.  a.  Exhibits - None
m        b.  Reports on Form 8-K - None


                           SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HARLEYSVILLE GROUP INC.

Date:    August 10, 2000                     BRUCE J. MAGEE
     ---------------------          -------------------------------
                                             Bruce J. Magee
                                       Senior Vice President and
                                        Chief Financial Officer
                                    (principal financial officer and
                                      principal accounting officer)