Form 10-Q
period 2000-09-30
HARLEYSVILLE GROUP INC
filed 2000-11-06
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000.
                               ------------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               --------   --------

Commission file number  0-14697
                       ---------

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
Yes  X   .  No .
    ----   ----

      At November 2, 2000 28,870,196 shares of common stock of Harleysville Group Inc. were outstanding.

             HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

                              INDEX


                                                       PAGE NUMBER
                                                       -----------
Part I - Financial Information

 Consolidated Balance Sheets - September 30, 2000
   and December 31, 1999                                     3

 Consolidated Statements of Income - For the three
   months ended September 30, 2000 and 1999                  4

 Consolidated Statements of Income - For the nine
   months ended September 30, 2000 and 1999                  5

 Consolidated Statement of Shareholders' Equity -
   For the nine months ended September 30, 2000              6

 Consolidated Statements of Cash Flows - For the
   nine months ended September 30, 2000 and 1999             7

 Notes to Consolidated Financial Statements                  8

 Management's Discussion and Analysis of Results
   of Operations and Financial Condition                    14

 Quantitative and Qualitative Disclosure About
   Market Risk                                              18

Part II - Other Information                                 19

             HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                          September 30,    December 31,
                                              2000             1999
                                         --------------    ------------
                                           (Unaudited)
                   ASSETS
Investments:
 Fixed maturities:
   Held to maturity, at amortized
     cost (fair value $572,981
     and $597,367)                         $  566,548     $  597,232
   Available for sale, at fair value
     (amortized cost $799,193
      and $761,830)                           799,710        749,370
 Equity securities, at fair value
   (cost $117,861 and $106,225)               216,230        198,197
 Short-term investments, at cost,
   which approximates fair value               21,371         59,223
                                           ----------     ----------
      Total investments                     1,603,859      1,604,022

Cash                                           31,098         20,273
Receivables:
  Premiums                                     96,087         91,931
  Reinsurance                                  86,503         81,884
  Accrued investment income                    21,086         22,478
                                           ----------     ----------
      Total receivables                       203,676        196,293

Deferred policy acquisition costs              85,958         83,541
Prepaid reinsurance premiums                   18,728         28,907
Property and equipment, net                    27,928         27,368
Deferred income taxes                          15,956         20,478
Due from affiliate                              1,184
Other assets                                   35,002         39,174
                                           ----------     ----------
      Total assets                         $2,023,389     $2,020,056
                                           ==========     ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Liabilities:
  Unpaid losses and loss settlement
    expenses                               $  898,554     $  901,352
  Unearned premiums                           356,879        351,710
  Accounts payable and accrued expenses       113,049        113,369
  Debt                                         96,450         96,810
  Due to affiliate                                            29,921
                                           ----------     ----------
      Total liabilities                     1,464,932      1,493,162
                                           ----------     ----------

Shareholders' equity:
  Preferred stock, $1 par value,
    authorized 1,000,000 shares;
    none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued 29,845,112
    and 29,498,651 shares; outstanding
    28,845,112 and 28,812,086 shares           29,845         29,499
  Additional paid-in capital                  128,950        124,798
  Accumulated other comprehensive income       64,276         51,682
  Retained earnings                           350,951        331,769
  Treasury stock, at cost, 1,000,000 and
    686,565 shares                            (15,565)       (10,854)
                                           ----------     ----------
      Total shareholders' equity              558,457        526,894
                                           ----------     ----------
      Total liabilities and
        shareholders' equity               $2,023,389     $2,020,056
                                           ==========     ==========


See accompanying notes to consolidated financial statements.

                HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             (dollars in thousands, except per share data)

                                             2000          1999
                                           --------      --------
Revenues:

  Premiums earned                          $171,938      $179,503
  Investment income, net of
    investment expenses                      21,590        21,517
  Realized investment gains                   2,587         2,263
  Other income                                4,037         4,170
                                           --------      --------

      Total revenues                        200,152       207,453
                                           --------      --------
Losses and expenses:

  Losses and loss settlement expenses       121,890       147,681
  Amortization of deferred policy
    acquisition costs                        44,369        46,383
  Other underwriting expenses                14,787        15,344
  Interest expense                            1,668         1,624
  Other expenses                              1,702         1,361
                                           --------      --------
      Total expenses                        184,416       212,393
                                           --------      --------

      Income (loss) before income taxes      15,736        (4,940)

Income taxes (benefit)                        2,696        (4,633)
                                           --------      --------

      Net income (loss)                    $ 13,040      $   (307)
                                           ========      ========
Per common share:

  Basic earnings (loss)                    $    .45      $   (.01)
                                           ========      ========
  Diluted earnings (loss)                  $    .45      $   (.01)
                                           ========      ========
  Cash dividend                            $    .14      $   .135
                                           ========      ========


See accompanying notes to consolidated financial statements.

                HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             (dollars in thousands, except per share data)

                                              2000          1999
                                            --------      --------
Revenues:

  Premiums earned                           $513,872      $524,429
  Investment income, net of
    investment expenses                       64,874        64,274
  Realized investment gains                    5,226         8,283
  Other income                                12,533        11,453
                                            --------      --------
      Total revenues                         596,505       608,439
                                            --------      --------
Losses and expenses:

  Losses and loss settlement expenses        374,409       387,326
  Amortization of deferred policy
    acquisition costs                        132,913       135,198
  Other underwriting expenses                 44,715        44,818
  Interest expense                             4,946         4,741
  Other expenses                               4,889         3,703
                                            --------      --------
      Total expenses                         561,872       575,786
                                            --------      --------
      Income before income taxes and
        cumulative effect of accounting
        change                                34,633        32,653

Income taxes                                   3,647         2,684
                                            --------      --------
      Income before cumulative effect
        of accounting change                  30,986        29,969

Cumulative effect of accounting change,
      net of income tax                                     (2,904)
                                            --------      --------
          Net income                        $ 30,986      $ 27,065
                                            ========      ========
Per common share:

  Basic:
    Income before cumulative effect of
      accounting change                     $   1.08      $   1.02
    Cumulative effect of accounting
      change, net of income tax                               (.10)
                                            --------      --------
    Net income                              $   1.08      $    .92
                                            ========      ========
  Diluted:
    Income before cumulative effect of
      accounting change                     $   1.07      $   1.01
    Cumulative effect of accounting
      change, net of income tax                               (.10)
                                            --------      --------
    Net income                              $   1.07      $    .91
                                            ========      ========
  Cash dividend                             $    .41      $   .385
                                            ========      ========

See accompanying notes to consolidated financial statements.

                HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                         (dollars in thousands)

                                                   ACCUMULATED
                   COMMON STOCK       ADDITIONAL   OTHER
                -------------------   PAID-IN      COMPREHENSIVE   RETAINED   TREASURY
               SHARES       AMOUNT    CAPITAL      INCOME          EARNINGS   STOCK       TOTAL
               ----------   -------   ----------   -------------   --------   --------    --------
Balance,
 Dec. 31,
 1999          29,498,651   $29,499   $124,798     $51,682         $331,769   $(10,854)   $526,894
                                                                                          --------
Net
 income                                                              30,986                 30,986

Other compre-
 hensive
 income,
 net of tax:
  Unrealized
  investment
  gains, net of
  reclassifi-
  cation
  adjustment                                        12,594                                  12,594
                                                                                          --------
Comprehensive
income                                                                                      43,580
                                                                                          --------
Issuance of
 of common
 stock            346,461       346      4,152                                               4,498

Cash dividend
 paid                                                               (11,804)               (11,804)

Purchase of
 treasury
 stock,
 313,435
 shares                                                                         (4,711)     (4,711)
               ----------   -------   --------     -------         --------   --------    --------
Balance,
 Sept. 30,
 2000          29,845,112   $29,845   $128,950     $64,276         $350,951   $(15,565)   $558,457
               ==========   =======   ========     =======         ========   ========    ========

See accompanying notes to consolidated financial statements.

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                (in thousands)

                                                2000           1999
                                             ----------     ----------

 Cash flows from operating activities:
  Net income                                  $ 30,986      $  27,065
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Cumulative effect of accounting
        change, net of income tax                               2,904
      Change in receivables, unearned
        premiums, prepaid reinsurance
        and due to affiliate                   (23,140)        25,995
      Increase (decrease) in unpaid losses
        and loss settlement expenses            (2,798)        10,453
      Deferred income taxes                     (2,259)        (2,607)
      Increase in deferred policy
        acquisition costs                       (2,417)       (10,449)
      Amortization and depreciation              2,567          2,375
      Gain on sale of investments               (5,226)        (8,283)
      Other, net                                 3,080         11,546
                                              --------      ---------
        Net cash provided by operating
          activities                               793         58,999
                                              --------      ---------
 Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                                  (87,540)      (155,911)
    Sales or maturities                         81,164        138,854
  Equity securities:
    Purchases                                  (22,686)       (20,669)
    Sales                                       16,152         19,017
  Net (purchases) sales of short-term
    investments                                 37,852        (18,158)
  Purchase of property and equipment            (2,533)        (3,714)
                                              --------      ---------
        Net cash provided (used) by
          investing activities                  22,409        (40,581)
                                              --------      ---------
 Cash flows from financing activities:
  Issuance of common stock                       4,498          5,625
  Payment of debt obligations                     (360)          (330)
  Dividends paid                               (11,804)       (11,292)
  Purchase of treasury stock                    (4,711)        (1,392)
                                              --------      ---------
        Net cash used by
          financing activities                 (12,377)        (7,389)
                                              --------      ---------
 Increase in cash                               10,825         11,029

  Cash at beginning of period                   20,273          3,799
                                              --------      ---------
  Cash at end of period                       $ 31,098      $  14,828
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


2 - Earnings Per Share

      The computation of basic and diluted earnings (loss) per share is as follows:

                         FOR THE THREE MONTHS    FOR THE NINE MONTHS
                         ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                            2000      1999          2000      1999
                         --------- ---------     ---------  --------
                             (in thousands, except per share data)
Numerator for basic
 and diluted earnings
 (loss) per share:
    Net income (loss)      $13,040   $  (307)     $30,986    $27,065
                           =======   =======      =======    =======
Denominator for basic
 earnings (loss) per
 share -- weighted
 average shares
 outstanding                28,787    29,395       28,817     29,311

Effect of stock
 incentive plans               252                    211        356
                           -------   -------      -------    -------

Denominator for
 diluted earnings
 (loss) per share           29,039    29,395       29,028     29,667
                           =======   =======      =======    =======
Basic earnings
 (loss) per share          $   .45   $  (.01)     $  1.08    $   .92
                           =======   =======      =======    =======
Diluted earnings
 (loss) per share          $   .45   $  (.01)     $  1.07    $   .91
                           =======   =======      =======    =======

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                          (Unaudited)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

      The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                     FOR THE THREE MONTHS    FOR THE NINE MONTHS
                     ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                       2000      1999          2000      1999
                     --------  --------      --------  --------
                                   (in thousands)

Number of options      582       662           1,252      318
                       ===       ===           =====      ===


     For the three months ended September 30, 1999, an additional
1,465,175 options to purchase shares of common stock were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

3 - Reinsurance

      Premiums earned are net of amounts ceded of $18,825,000 and $59,659,000 for the three and nine months ended September 30, 2000, respectively, and $11,980,000 and $34,997,000 for the three and nine months ended September 30, 1999, respectively. Losses and loss settlement expenses are net of amounts ceded of $16,278,000 and $43,046,000 for the three and nine months ended September 30, 2000, respectively, and $5,044,000 and $20,691,000 for the three and nine months ended September 30, 1999, respectively. Such amounts do not include the reinsurance transactions with Mutual under the pooling arrangement, but do include the reinsurance described in the following paragraph.

       Harleysville Group has a reinsurance agreement with Harleysville Mutual Insurance Company (Mutual) whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded to Mutual premiums earned of $1,751,000 and $1,775,000 and losses incurred of $2,570,000 and $(447,000) for the three months ended September 30, 2000 and 1999, respectively. Harleysville Group ceded to Mutual premiums earned of $5,125,000 and $5,330,000 and losses incurred of $4,281,000 and $5,001,000 for the nine months ended September 30, 2000 and 1999, respectively.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                          (Unaudited)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

      Harleysville Group cedes business to and assumes business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset and the net balance with Mutual is a liability at September 30, 2000 and December 31, 1999. Mutual has an A. M. Best rating of "A" (Excellent) and, in accordance with certain state regulatory requirements, maintained $359.3 million (fair value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at September 30, 2000.

4 - Cash Flows

     Net cash tax payments of $2,466,000 and $9,820,000 were made in the first nine months of 2000 and 1999, respectively. Cash interest payments of $3,566,000 and $3,371,000 were made in the first nine months of 2000 and 1999, respectively.

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

     Employee termination benefits include severance payments and related benefits and outplacement services for 173 employees. Severance payments totaling $1,793,000 have been made to 172 employees, and the remaining accrual for employee termination benefits is $10,000 at September 30, 2000. Included in occupancy charges are future lease obligations, less anticipated sublease benefits, for leased premises which will no longer be used by the claims operation. Through September 30, 2000, operations in the 23 general claims offices have been closed. Payments totaling $298,000 have been made, and the remaining accrual for occupancy charges is $252,000 at September 30, 2000.

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

     Employee termination benefits include severance payments and related benefits and outplacement services for 113 field employees. Severance payments totaling $883,000 have been made to 109 employees, and the remaining accrual for employee termination benefits is $12,000 at September 30, 2000. Included in occupancy charges is a lease obligation, less anticipated sublease benefits, for a leased premise which will no longer be used. Payments totaling $33,000 have been made against the accrual for occupancy charges. Also, as a direct result of the consolidation, a loss of $52,000 was realized on the disposal of equipment.

     Both consolidations were completed in the second quarter.

                            Activity in the Restructuring Accruals
                            --------------------------------------
                                       (in thousands)
                        Claims                               Field
                     Restructuring                       Restructuring
              -----------------------------     -----------------------------
              Employee                          Employee
              Termination                       Termination
              Benefits     Occupancy  Total     Benefits     Occupancy  Total
              -----------  ---------  -------   -----------  ---------  ------

Balance
 December 31,
 1999          $ 1,975       $ 537    $ 2,512
Restructuring
 charges                                          $ 899        $188     $1,087
Cash payments   (1,793)       (298)    (2,091)     (883)        (33)      (916)
Change in
 prior accrual
 due to
 voluntary
 terminations
 greater than
 anticipated
 and reduced
 sublease
 benefits         (172)         13      (159)        (4)                    (4)
               -------       -----   -------      -----        ----     ------
Balance at
 September 30,
  2000         $    10       $ 252   $   262      $  12        $155     $  167
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

     Financial data by segment is as follows:


                              FOR THE THREE MONTHS      FOR THE NINE MONTHS
                               ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                               2000        1999          2000         1999
                             --------    ---------     ---------   ---------
                                               (in thousands)
Revenues:
 Premiums earned:
 Commercial lines            $153,216     $155,870     $ 456,275    $ 457,388
 Personal lines                88,022       95,904       264,555      278,388
 Eliminations                 (69,300)     (72,271)     (206,958)    (211,347)
                             --------     --------     ---------    ---------
   Total premiums earned      171,938      179,503       513,872      524,429
 Net investment income         21,590       21,517        64,874       64,274
 Realized investment gains      2,587        2,263         5,226        8,283
 Other                          4,037        4,170        12,533       11,453
                             --------     --------     ---------    ---------
Total  revenues              $200,152     $207,453     $ 596,505    $ 608,439
                             ========     ========     =========    =========

Income (loss) before income
 taxes and cumulative
 effect of accounting
 change:
 Underwriting loss:
  Commercial lines           $ (9,116)    $(25,273)    $(32,552)    $(51,551)
  Personal lines               (6,786)     (17,099)     (27,157)     (22,312)
  Eliminations                  5,587        9,985       17,286       21,362
                             --------     --------     --------     --------
    SAP underwriting loss     (10,315)     (32,387)     (42,423)     (52,501)
 GAAP adjustments               1,207        2,482        4,258        9,588
                             --------     --------     --------     --------
    GAAP underwriting loss     (9,108)     (29,905)     (38,165)     (42,913)
 Net investment income         21,590       21,517       64,874       64,274
 Realized investment gains      2,587        2,263        5,226        8,283
 Other                            667        1,185        2,698        3,009
                             --------     --------     --------     --------
Income (loss) before income
 taxes and cumulative
 effect of accounting
 change                      $ 15,736     $ (4,940)    $ 34,633     $ 32,653
                             ========     ========     ========     ========

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                          (Unaudited)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Continued)

7 - Comprehensive Income

      Comprehensive income (loss) consisted of the following (all amounts are net of taxes):

                          FOR THE THREE MONTHS     FOR THE NINE MONTHS
                          ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                            2000        1999          2000        1999
                         ----------  ----------    ----------  ---------
                                        (in thousands)
Net income (loss)         $13,040    $   (307)      $30,986    $ 27,065
Other comprehensive
 income (loss):
  Unrealized investment
   holding gains
   (losses) arising
   during period            6,706     (12,843)       15,986     (19,868)
 Less:
  Reclassification
   adjustment for
   gains included
   in net income           (1,677)     (1,466)       (3,392)     (5,170)
                          -------    --------       -------    --------
Net unrealized
 investment gains
 (losses)                   5,029     (14,309)       12,594     (25,038)
                          -------    --------       -------    --------
Comprehensive income
  (loss)                  $18,069    $(14,616)      $43,580    $  2,027
                          =======    ========       =======    ========

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

      Premiums earned decreased $7.6 million and $10.5 million during the three and nine months ended September 30, 2000, respectively. The decreases are primarily due to decreases in premiums earned for personal lines of $5.7 million and $9.9 million for the three and nine months ended September 30, 2000, respectively. There was $3.0 million of premiums earned in the prior year periods for personal automobile business written through a managing general agent while there was no premiums earned for such business in 2000. Commercial lines premiums earned declined $1.9 million and $0.8 million for the three and nine months ended September 30, 2000, respectively. Premiums ceded under the catastrophe reinsurance agreement with Mutual declined $0.2 million for the nine months ended September 30, 2000.

      Investment income increased $0.1 million and $0.6 million for the three and nine months ended September 30, 2000 as an increase in invested assets was offset by a lower yield on the investment portfolio.

     Realized investment gains were essentially unchanged for the three months ended September 30, 2000 as sales of equity securities at greater gains were offset by the recognition of a $2.3 million loss on an equity investment that declined in value on an other-than-temporary basis. Realized investment gains decreased $3.1 million for the nine months ended September 30, 2000 primarily due to the recognition of losses of $3.3 million on equity investments that declined in value on an other-than-temporary basis.

      Income (loss) before income taxes and cumulative effect of accounting change increased $20.7 million and $2.0 million for the three and nine months ended September 30, 2000, respectively. The increases primarily were due to lower underwriting losses. Harleysville Group's statutory combined ratio decreased to 104.6% for the three months ended September 30, 2000 from 116.0% for the three months ended September 30, 1999 and to 107.3% for the nine months ended September 30, 2000 from 107.4% for the nine months ended September 30, 1999.

      The nine months ended September 30, 2000 included a pre-tax charge of $1.1 million ($.03 per basic share after taxes) related to the consolidation of selected non-claims support services and office functions throughout the field operations. This

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION
                          (Continued)

restructuring charge adversely affected the statutory combined ratio by 0.2 points for the nine months ended September 30, 2000. Income before income taxes and cumulative effect of accounting change for the nine months ended September 30, 2000 also was reduced by $1.9 million ($0.04 per basic share after taxes) to reflect the effect of a settlement of litigation between the North Carolina Rate Bureau and the Commissioner of Insurance over personal automobile insurance rate levels dating back to 1994. The settlement, which mandates a refund of premium be made to policyholders, adversely affected the combined ratio by 0.5 points. Hurricane Floyd struck the east coast of the United States during the third quarter of 1999 and caused losses of $12.2 million ($.27 per basic share after taxes) and adversely affected the statutory combined ratio by 6.8 points and 2.3 points for the three and nine months ended September 30, 1999, respectively. Hurricane losses are not covered under the aggregate catastrophe reinsurance agreement with Mutual.

      The third quarter of 1999 included a pre-tax charge of $2.6 million ($.06 per basic share after taxes) related to the consolidation of 23 claims offices into a centralized direct reporting center and four specialized regional claims service centers. This claims restructuring charge adversely affected the statutory combined ratio by 1.4 points and 0.5 points for the three and nine months ended September 30, 1999, respectively. Excluding the impacts of Hurricane Floyd and the claims restructuring charge, the statutory combined ratio decreased 3.2 points for the three months ended September 30, 2000, primarily due to improved results in the commercial automobile and commercial multi-peril lines of business. Excluding the impacts of the field and claims restructuring charges, the North Carolina Rate Bureau Settlement and Hurricane Floyd, the statutory combined ratio increased 2.0 points for the nine months ended September 30, 2000 primarily due to worse results in personal lines, particularly personal automobile, partially offset by better results in commercial lines.

      Losses ceded under the aggregate catastrophe reinsurance agreement with Mutual increased by $3.0 million for the three months ended September 30, 2000 and decreased $0.7 million for the nine months ended September 30, 2000 as there were more severe spring and summer storms and less severe winter storms than in the prior year periods.

     The income tax provision for the three and nine months ended September 30, 2000 includes the tax benefit of $2.9 million and $8.6 million associated with tax-exempt investment income, compared to $3.0 million and $8.9 million in the same prior year periods.

            HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION
                          (Continued)

Liquidity and Capital Resources

      Net cash provided by operating activities was $0.8 million and $59.0 million for the nine months ended September 30, 2000 and 1999. The decrease primarily resulted from an increase in cash used by underwriting activities partially offset by an increase of $10.5 million in cash held as collateral for security lending transactions.

      Net cash provided by investing activities was $22.4 million for the nine months ended September 30, 2000 and net cash of $40.6 million was used by investing activities for the nine months ended September 30, 1999. The change is primarily due to the decline in cash provided by operating activities and increased cash used in financing activities.

     Net cash used by financing activities increased $5.0 million for the nine months ended September 30, 2000 primarily due to the purchase of treasury stock and an increase in dividends paid.

      Harleysville Group Inc. maintained $4.2 million of cash and marketable securities and $4.9 million of dividends receivable from its subsidiaries at September 30, 2000 which is available for general corporate business purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. In 1999, the Company adopted a stock repurchase plan under which the Company and Mutual each was permitted to purchase up to 1.0 million shares of Harleysville Group common stock, up to a total of 2.0 million shares. As of September 30, 2000, the Company has repurchased all of the shares authorized to be repurchased. The Company had no material commitments for capital expenditures as of September 30, 2000.

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

      Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 1999 to September 30, 2000. In addition, the Company has maintained approximately the same investment mix during this period.

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


                                  HARLEYSVILLE GROUP INC.

Date:  November 6, 2000                /s/BRUCE J. MAGEE
     ------------------           -------------------------------
                                          Bruce J. Magee
                                    Senior Vice President and
                                     Chief Financial Officer
                                  (principal financial officer and
                                    principal accounting officer)