Form 10-K405
period 2000-12-31
HARLEYSVILLE GROUP INC
filed 2001-03-27
CIK 792013

SECURITIES AND
EXCHANGE
COMMISSION
Washington, D.C.
20549

												FORM 10-K
[X]		ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE
					SECURITIES EXCHANGE ACT OF 1934 [FEE
REQUIRED]
For the fiscal year ended December 31, 2000.
														OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 [NO FEE REQUIRED]
For the transition period from			       to
											-------------  ---------
----Commission file number 0-14697
						HARLEYSVILLE GROUP INC. ----
-------------------------------------------
-----(Exact name of registrant as specified
in its charter)
				Delaware								      51-
0241172
-------------------------------				---------
-----------
(State or other jurisdiction of				(I.R.S.
Employer
incorporation or organization)
Identification No.)
	355 Maple Avenue, Harleysville, PA	19438-
2297
----------------------------------------	---------
-
(Address of principal executive offices)
(Zip Code)
Registrant's telephone number, including area
code:(215) 256-5000 Securities registered pursuant to
Section 12(b) of the Act:  None Securities registered
pursuant to Section 12(g) of the Act:
Common Stock, $1 par value --
------------------------
										(Title of class)
Indicate  by check mark whether the Registrant (1) has
filed  all reports  required  to be filed by Section
13  or  15(d)  of  the Securities  Exchange Act of
1934 during the preceding  12  months (or  for such
shorter period that the Registrant was required  to
file  such  reports)  and  (2) has been subject  to
such  filing requirements for the past 90 days. Yes  X
 .  No .
													----	----
Indicate  by  check  mark  if  disclosure  of
delinquent  filers pursuant  to Item 405 of Regulation
S-K is not contained  herein, and will not be
contained, to the best of registrant's knowledge, in
definitive  proxy or information statements
incorporated  by reference in Part III of this Form
10-K or any amendment to  this Form 10-K [X].
On  March  9,  2001,  the aggregate market value
(based  on  the
closing sales price on that date) of the voting stock
held by nonaffiliates of the Registrant was
$338,781,718.
Indicate  the  number  of  shares  outstanding  of
each  of  the Registrant's   classes  of  common
stock,  as  of   the   latest practicable  date:
29,164,297 shares of Common Stock  outstanding on
March 9, 2001.
						DOCUMENTS INCORPORATED BY
REFERENCE:
1.   Portions  of  the Registrant's annual report to
stockholders for the fiscal year ended December
31, 2000 are incorporated by reference in Parts
I, II and IV of this report.


2.	Portions of the Registrant's proxy statement
relating to the
annual meeting of stockholders to be held April
25, 2001 are incorporated by reference in Parts
I and III of this report.

					HARLEYSVILLE GROUP INC.

				ANNUAL REPORT ON FORM 10-K
						DECEMBER 31, 2000
			PART I
PAGE
			------
----
ITEM		1.  BUSINESS					 3
ITEM		2.  PROPERTIES			26
ITEM		3.  LEGAL PROCEEDINGS		26
ITEM		4.  SUBMISSION OF MATTERS TO A VOTE OF
			SECURITY HOLDERS		26
			PART II
			-------
ITEM		5.  MARKET FOR REGISTRANT'S COMMON STOCK
AND
			AMD RELATED STOCKHOLDER MATTERS	30
ITEM		6.  SELECTED FINANCIAL DATA	30
ITEM		7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
			OF FINANCIAL CONDITION AND OF
			OPERATIONS			30
ITEM  7A. QUANTITATIVE AND QUALITATIVE
DISCLOSURES
			ABOUT MARKET RISK		31
ITEM		8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
			DATA					31
ITEM		9.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE			31
			PART III
			--------
ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF
THE REGISTRANT			32
ITEM  11. EXECUTIVE COMPENSATION	32
ITEM  12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL
			OWNERS AND MANAGEMENT		32
ITEM  13. CERTAIN RELATIONSHIPS AND RELATED
			TRANSACTIONS			32
			PART IV
			-------
ITEM  14. EXHIBITS, FINANCIAL STATEMENT
SCHEDULES
			AND REPORTS ON FORM 8-K	33
							2

			PART I
ITEM 1.  BUSINESS.

-------  ---------
(a)  GENERAL DEVELOPMENT OF BUSINESS.
Harleysville  Group Inc. (the "Company") is an
insurance  holding company headquartered in
Pennsylvania which engages, through  its
subsidiaries, in the property and casualty insurance
business  on a regional basis.  As used herein,
"Harleysville Group" refers to Harleysville Group
Inc. and its subsidiaries. Harleysville Mutual
Insurance  Company (the "Mutual Company") owns
approximately  57% of the issued and outstanding
common stock of the Company.
Harleysville Group and the Mutual Company operate
together  as  a network  of regional insurance
companies that underwrite a  broad line  of  personal
and  commercial coverages.   These  insurance
coverages  are  marketed primarily in the eastern and
midwestern United  States through approximately
17,100 independent insurance agents  associated  with
approximately 2,500 insurance  agencies. Regional
offices  are maintained in Georgia, Illinois,
Indiana, Maryland,  Massachusetts, Michigan,
Minnesota,  New  Jersey,  New York,   North
Carolina,  Ohio,  Pennsylvania,  Tennessee,	and
Virginia.   The   Company's  property  and   casualty
insurance subsidiaries  are: Great Oaks Insurance
Company  ("Great  Oaks"), Harleysville-Atlantic
Insurance     Company     ("Atlantic"), Harleysville
Insurance  Company of  New  Jersey  ("HNJ"),  Huron
Insurance Company ("Huron"), Lake States Insurance
Company ("Lake States"),    Mid-America   Insurance
Company   ("Mid-America"), Minnesota Fire and
Casualty Company ("Minnesota Fire"), New  York
Casualty  Insurance Company ("New York Casualty")
and  Worcester Insurance Company ("Worcester").
The  Company  has  followed a strategy  of  building
a  national network  of  regional  insurance
companies.  Management  believes that  the  Company's
regional organization permits each  regional
operation  to  benefit  from  economies  of  scale
provided   by centralized  support while encouraging
local  marketing  autonomy and managerial
entrepreneurship.  Services which directly involve
the   insured  or  the  agent  (i.e.,  underwriting,
claims  and marketing) generally are performed
regionally in accordance  with Company-wide
standards  to promote high quality  service,  while
actuarial,   investment,  legal,  data  processing
and   similar services  are  performed  centrally.
The  Company's  network  of regional  insurance
companies has expanded significantly  in  the last
seventeen years. In 1983, the Company acquired
Worcester,  a property and casualty insurer which has
conducted business in New England  since 1823. In
1984, HNJ was formed by the  Company  and began
underwriting property and casualty insurance in New
Jersey. In  1987,  the Company acquired Atlantic, a
property and casualty insurer  which has conducted
business in the southeastern  United States since
1905.   In 1991, the Company acquired Mid-America
(formerly named Connecticut Union Insurance Company),
which conducted business in Connecticut,  and New
York Casualty, which conducts  business  in upstate
New  York.  In 1993,  the Company acquired Lake
States, which  primarily  conducts business in
Michigan.   In  1994,  the
Company  formed Great Oaks which began underwriting
property  and casualty  insurance  in  Ohio.  In
1997,  the  Company  acquired Minnesota  Fire, which
primarily conducts business  in  Minnesota and
neighboring states.
The  Company's property and casualty subsidiaries
participate  in an  intercompany  pooling arrangement
whereby these  subsidiaries cede to the Mutual
Company all of their net premiums written  and assume
from the Mutual Company a portion of the pooled
business, which  included all of the Mutual Company's
property and casualty insurance  business  except
for  new  and  renewal  Pennsylvania personal
automobile insurance insured after January 1, 1991 by
a subsidiary  of  the  Mutual Company, Pennland
Insurance  Company ("Pennland")  and new and renewal
New Jersey personal  automobile insurance insured
after January 1, 1992 by another subsidiary  of the
Mutual Company, Harleysville-Garden State Insurance
Company ("Garden State"). Beginning January 1, 1996,
Harleysville Group's participation in the pooling
arrangement increased  from  60%  to 65% and Pennland
became a participant in the pooling arrangement.
Beginning January 1, 1997, Harleysville Group's
participation  in the pooling arrangement increased
from 65% to 70% and Lake States became  a
participant  in  the  pooling  arrangement.
Beginning January  1,  1998,  Harleysville  Group's
participation  in  the pooling arrangement increased
from 70% to 72% and Minnesota  Fire became a
participant in the pooling arrangement.  See
"Business Narrative Description of Business - Pooling
Arrangement."
The Company is a Delaware corporation formed in 1979
as a whollyowned subsidiary of the Mutual Company.
In May 1986, the Company completed  an  initial
public  offering  of  its  common  stock, reducing
the percentage of outstanding shares owned by the
Mutual Company  to approximately 70%.  In April 1992,
the Mutual Company completed  a  secondary  public
offering  of  a  portion  of  the Company's  common
stock then owned by it, further  reducing  the
percentage of outstanding shares owned by the Mutual
Company.  At December 31, 2000, the Mutual Company
owned approximately 57%  of the Company's outstanding
shares.
(b)  FINANCIAL INFORMATION ABOUT SEGMENTS.
Harleysville  Group  has  three segments  which
consist  of  the personal  lines of insurance, the
commercial lines  of  insurance and  the  investment
function. Financial information about  these segments
is  set  forth in Note 14 of the Notes to
Consolidated Financial Statements.
(c)  NARRATIVE DESCRIPTION OF BUSINESS.
PROPERTY AND CASUALTY UNDERWRITING
Harleysville  Group and the Mutual Company together
underwrite  a broad  line  of  personal and
commercial  property  and  casualty coverages,
including automobile, homeowners,  commercial  multi-
peril  and  workers  compensation.  The Mutual
Company  and  the Company's  insurance subsidiaries
participate in an  intercompany pooling arrangement
under which such subsidiaries and the  Mutual Company
combine  their property and casualty  business.
Garden State  has  not  participated  in the  pooling
arrangement.		On
January  1,  1996, Pennland began participation  in
the  pooling arrangement  and Harleysville Group's
participation increased  to 65%.    Beginning
January   1,   1997,   Harleysville	Group's
participation in the pooling arrangement increased
from  65%  to
70%	and  Lake  States  became  a  participant  in
the  pooling
arrangement.   Beginning  January 1, 1998,
Harleysville  Group's participation in the pooling
arrangement increased  from  70%  to 72%  and
Minnesota  Fire  became a participant  in  the
pooling arrangement.
Harleysville Group and the Mutual Company have a
pooled rating of "A"  (excellent) by A.M. Best
Company, Inc. ("Best's") based upon 1999  statutory
results and operating performance. Best's ratings are
based  upon factors relevant to policyholders  and
are  not directed  toward the protection of
investors. Management believes that  the  Best's
rating  is an important  factor  in  marketing
Harleysville Group's products to its agents and
customers.
The  following table sets forth ratios for the
Company's property and casualty subsidiaries,
prepared in accordance with accounting principles
generally accepted in the United  States  of  America
("GAAP")   and   with  statutory		accounting
practices   ("SAP")
prescribed  or  permitted  by state insurance
authorities.   The statutory  combined ratio is a
standard measure  of  underwriting profitability.
This  ratio is the  sum  of  (i)  the  ratio  of
incurred  losses  and  loss settlement  expenses  to
net  earned premium  ("loss ratio"); (ii) the ratio
of expenses incurred  for commissions, premium taxes,
administrative and other underwriting expenses to net
written premium ("expense ratio"); and (iii)  the
ratio  of  dividends  to  policyholders  to  net
earned  premium ("dividend ratio").  The GAAP
combined ratio is calculated in the same  manner
except  that it is based on GAAP  amounts  and  the
denominator for each component is net earned premium.	When  the
combined  ratio is under 100%, underwriting results
are generally considered  profitable.  Conversely,
when the combined  ratio  is over   100%,
underwriting  results  are  generally   considered
unprofitable.	The  combined ratio does not  reflect
investment
income, federal income taxes or other non-operating income or expense. Harleysville Group's operating income is a function of both underwriting results and investment income.

HARLEYSVILLE GROUP BUSINESS ONLY
		YEAR ENDED
DECEMBER 31, -------
-------------------
						2000      1999
1998

					------    ----
--	------
GAAP combined ratio		106.2%	108.3%	103.6%
					=====
=====	=====
Statutory operating ratios:
	Loss ratio				71.7%	73.9%		69.9%
	Expense and dividend ratios			34.4%	33.9%		33.3%
					-----     ----
-	-----
	Statutory combined ratio		106.1%	107.8%	103.2%
					=====
=====	=====

		The following table sets forth the net written premiums and combined ratios by line of insurance, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for Harleysville Group for the periods indicated:
HARLEYSVILLE GROUP BUSINESS ONLY
						YEAR ENDED DECEMBER
31,

--------------------
-----------2000		  1999		 1998
						--------		-------
-	--------
										(in
thousands)
NET PREMIUMS WRITTEN

--------------------
 Commercial:
	Automobile	$142,589		$144,095
	$132,377
	Workers compensation	 108,473		 114,235
	107,241
	Commercial multi-peril	 159,679		 155,667
	145,722
	Other commercial		35,978		  34,549
33,434
						--------		--------	-
-------
		Total commercial	 446,719		 448,546
	418,774
						--------		--------	-
-------
 Personal:
	Automobile	 168,116		 185,477
	176,798
	Homeowners		75,551		  78,755
79,428
	Other personal		11,086		  11,561
11,146
						--------		--------	-
-------
		Total personal	 254,753		 275,793
	267,372
						--------		--------	-
-------
			Total Harleysville
				Group Business	$701,472		$724,339
	$686,146
						========		========
	========
COMBINED RATIOS
---------------
 Commercial:
	Automobile		 106.9%		116.4%			107.5%
	Workers compensation		 102.2%		88.2%			98.1%
	Commercial multi-peril		 105.8%		118.0%			114.3%
	Other commercial			95.2%		110.9%			94.0%
		Total commercial		 104.5%		109.2%			106.3%
 Personal:
	Automobile		 106.0%		99.4%			96.7%
	Homeowners		 117.4%		121.4%			102.7%
	Other personal			91.2%		96.3%			97.2%
		Total personal		 108.7%		105.6%			98.5%
			Total Harleysville
					Group Business		 106.1%		107.8%			103.2%
POOLING ARRANGEMENT
The  Company's property and casualty subsidiaries
participate  in an  intercompany pooling arrangement
with the Mutual Company. The underwriting  pool  is
intended to produce  a  more  uniform  and stable
underwriting result from year to year for all
companies in the  pool  than they would experience
individually and to  reduce the risk of loss of any
of the pool participants by spreading the risk  among
all the participants.  Each company participating  in
the  pool  has  at its disposal the capacity of the
entire  pool, rather		than  being  limited
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
CHRONOLOGY OF CHANGES IN POOLING AGREEMENT
			HARLEYSVILLE  MUTUAL
				GROUP     COMPANY
	DATE		 PERCENTAGE  PERCENTAGE          EVENT
---------------		       ------------        -----
-----  -----
--------------------
January 1, 1986	 30%	70%	Current
pooling agreement
began with
Huron and HNJ
as
participants
with the
Mutual
Company.
July 1, 1987			35%	65%	Atlantic
acquired and
							included in
the pool.
January 1, 1989		50%	50%	Worcester
included in
							the pool.
January 1, 1991		60%	40%	New York
Casualty and
							Mid-America
acquired
							and included
in the
pool and the
Mutual
Company
formed
Pennland (not
a pool
participant)
to write
Pennsylvania
personal
automobile
business.
January 1, 1996		65%	35%	Pennland
included in
							the pool.
January 1, 1997		70%	30%	Lake States
included
							in the pool.
January 1, 1998		72%	28%	Minnesota
Fire
							included in
the pool.
Effective as of January 1, 1992, Garden State began
insuring  new and  renewal  New  Jersey personal
automobile insurance  policies
that  had been included in the pooling arrangement.
Garden State is not a participant in the pooling
arrangement.
When pool participation percentages increased as
described above, cash  and  investments equal to the
net increase  in  liabilities assumed  less a ceding
commission related to the net increase  in the
liability  for unearned premiums, was transferred
from  the Mutual Company to Harleysville Group.  See
Note 2(a) of the Notes to Consolidated Financial
Statements.
All   premiums,  losses,  loss  settlement  expenses
and   other underwriting  expenses  are prorated
among  the  parties  to  the pooling  arrangement on
the basis of their participation  in  the pool.   The
method of establishing reserves is set  forth  under
"Business  - Reserves."  The pooling agreement may be
amended  or terminated  by agreement of the parties.
Termination  may  occur only  at the end of a
calendar year.  The Company and the  Mutual Company
maintain  a  coordinating committee  which  reviews
and evaluates  the pooling arrangements between the
Company  and  the Mutual  Company.   See  "Business-
Relationship  with  the  Mutual Company."    In
evaluating  pool  participation  changes,	the
coordinating    committee   considers   current   and
proposed acquisitions, the relative capital positions
and revenue
contributions of the pool participants, and growth
prospects  and ability  to  access  capital  markets
to  support  that  growth. Harleysville Group does
not intend to terminate its participation in the
pooling agreement.
The  following  table  sets forth the net  premiums
written  and combined  ratios  by  line  of insurance
for  the  total  pooled business  after  elimination
of  management  fees,  prepared  in accordance  with
statutory accounting  practices  prescribed  or
permitted  by  state  insurance  authorities,  for
the   periods indicated.
TOTAL POOLED BUSINESS
		YEAR ENDED
DECEMBER 31, ----------
----------------------
2000	1999		 1998
--------   ----------
--------(dollars
in thousands)
NET PREMIUMS WRITTEN

--------------------
 Commercial:
	Automobile		$198,579   $
200,678  $182,972
	Workers compensation	 150,657
	158,660		147,981
	Commercial multi-peril	 225,960
	220,410		202,043
	Other			51,154
49,177		 47,469
		--------   --------
--  -------Total commercial	 626,350	628,925		580,465
				--------   --------
--  --------
 Personal:
	Automobile		 234,347
	258,463		245,786
	Homeowners		 107,632
	112,203		111,195
	Other			15,406
16,066		 15,674
		--------   --------
--  -------Total personal		 357,385	386,732		372,655
				--------   --------
--  --------


			Total pooled business	$983,735   $1,015,657
$953,120
					========   ==========
========
COMBINED RATIOS<F1>
---------------
 Commercial:
	Automobile		107.3%	116.4%	108.4%
	Workers compensation		102.8%	88.5%	98.8%
	Commercial multi-peril		104.6%	117.7%	119.2%
	Other			93.3%	108.6%	97.3%
		Total commercial		104.2%	109.1%	108.8%
 Personal:
	Automobile		106.2%	99.3%	98.1%
	Homeowners		117.4%	120.6%	123.3%
	Other			91.2%	96.2%	97.0%
		Total personal		108.9%	105.4%	105.6%
				Total pooled business		105.9%	107.7%	107.5%
---------------
[FN]
<F1> See the definition of combined ratio in
"Business-Property and Casualty Underwriting".

The  combined  ratio for the total pooled business
differs  from Harleysville  Group's  combined ratio
primarily  because  of  the effect  of  the aggregate
catastrophe reinsurance agreement  with the  Mutual
Company.  See Note 2(a) of the Notes to Consolidated
Financial Statements and Business-Reinsurance.
RESERVES.  Loss reserves are estimates at a given
point  in  time of  what  the  insurer  expects to
pay to  claimants  for  claims occurring on or before
such point in time, including claims which have  not
yet been reported to the insurer.  These are
estimates, and it can be expected that the ultimate
liability will exceed or be  less than such
estimates.  During the loss settlement period,
additional  facts regarding individual claims may
become  known, and  consequently it often becomes
necessary to refine and adjust the estimates of
liability.
Harleysville Group maintains reserves for the
eventual payment of losses and loss settlement
expenses with respect to both reported and
unreported  claims.  Loss settlement  expense
reserves  are intended  to  cover  the ultimate costs
of settling  all  claims, including  investigation
and litigation costs  relating  to  such claims. The
amount of loss reserves for reported claims is  based
primarily  upon  a case-by-case evaluation of the
type  of  risk involved  and  knowledge  of the
circumstances  surrounding  each claim and the
insurance policy provisions relating to the type of
loss. The amounts of loss reserves for unreported
claims and loss settlement  expense  reserves are
determined  on  the  basis  of historical
information  by  line of  insurance  as  adjusted  to
current conditions.  Inflation is implicitly provided
for in  the reserving function through analysis of
costs, trends and  reviews of  historical reserving
results.  Reserves are closely monitored and  are
recomputed periodically by Harleysville Group  and
the Mutual  Company using new information on reported
claims  and  a variety  of  statistical  techniques.
With  the  exception   of reserves   relating   to
some  workers  compensation   long-term disability
cases, loss reserves are not discounted.

The  following table sets forth a reconciliation of
beginning and ending  net  reserves  for  unpaid
losses  and  loss  settlement expenses for the years
indicated for the total pooled business on a
	statutory basis.
TOTAL POOLED BUSINESS
			YEAR ENDED DECEMBER
31, ----------------------
------------
2000			1999		1998
----------   ----------  -
--------(in
thousands)
Reserves for losses

 and loss settlement
 expenses, beginning
of the year               $1,181,066   $1,172,664
$1,124,910
						----------   ----------
----------
Adjustment to beginning

of the
year
reserves
 for the
addition
of

Minnesota Fire
33,353
						----------   ----------
----------
Incurred losses and loss

settlement expenses:
Provision for insured events of the current
year			759,471			816,931		744,842
	Decrease in provision

		for insured events of
		prior years			(65,319)		(82,024)		(56,223)
						----------   ----------
----------
			Total incurred
				losses and loss
				settlement expenses		694,152			734,907		688,619
						----------   ----------
----------
Payments:
 Losses and loss

	settlement expenses
	attributable to
	insured events of
	the current year			346,846			367,979		335,841
 Losses and loss
	settlement expenses
	attributable to
	insured events of
	prior years			391,524			358,526		338,377
						----------   ----------
----------
			Total payments			738,370			726,505		674,218
						----------   ----------
---------Reserves for losses and
 loss settlement expenses,
end of the year           $1,136,848   $1,181,066
$1,172,664
						==========   ==========
==========

The  following table sets forth the development of
net  reserves for  unpaid losses and loss settlement
expenses from 1990 through 2000   for  the  pooled
business  of  the  Mutual  Company	and
Harleysville  Group.   "Reserve for losses  and  loss
settlement expenses"  sets forth the estimated
liability for  unpaid  losses and  loss settlement
expenses recorded at the balance sheet  date for
each of the indicated years.  This liability
represents  the estimated  amount  of  losses and
loss  settlement  expenses  for claims arising in the
current and all prior years that are unpaid at  the
balance  sheet date, including losses incurred  but
not reported.
The  "Reserves  reestimated"  portion  of  the  table
shows  the reestimated amount of the previously
recorded liability based  on experience of each
succeeding year.  The estimate is increased or
decreased as payments are made and more information
becomes known about the severity of remaining unpaid
claims.  For example,  the 1990  liability has
developed a deficiency after  ten  years,  in that
reestimated losses and loss settlement expenses are
expected to  exceed the initial estimated liability
established in 1990 of $676.5 million by $7.0
million, or 1.0%.
The  "Cumulative amount of reserves paid" portion  of
the  table shows  the cumulative losses and loss
settlement expense payments made in succeeding years
for losses incurred prior to the balance sheet  date.
For example, the 1990 column indicates that  as  of
December  31,  2000, payments of $631.4 million of
the  currently reestimated  ultimate liability for
losses  and  loss  settlement expenses had been made.
The  "Redundancy  (deficiency)" portion of the  table
shows  the cumulative redundancy or deficiency at
December 31, 2000  of  the reserve  estimate  shown
on the top line  of  the  corresponding column.  A
redundancy in reserves means that reserves
established in  prior  years  exceeded  actual
losses  and  loss  settlement expenses  or were
reevaluated at less than the original  reserved
amount.   A  deficiency  in  reserves  means  that
the  reserves established in prior years were less
than actual losses and  loss settlement  expenses  or
were  reevaluated  at  more  than	the
originally reserved amount.
The following table includes all 2000 pool participants as if they had participated in the pooling arrangement in all years indicated except for acquired pool participant companies, which are included from their date of acquisition. Under the terms of the pooling arrangement, Harleysville
Group is not responsible for losses on the pooled business occurring prior to January 1, 1986.

				TOTAL POOLED BUSINESS

			Year Ended December 31,
		1990    1991    1992   1993    1994   1995    1996   1997
1998      1999 2000
		----    ----    ----   ----    ----   ----    ----   ----      --
--      -------
			(dollars in thousands)
Reserve for
 losses and
 loss
 settlement
expenses       $676,526       $742,989       $784,514       $825,028
$855,305 $900,336
$1,033,376      $1,124,910     $1,172,664     $1,181,066     $1,136,848
Reserves
 reestimated:
One year
	later		661,323		739,030		781,746	819,494
	837,255  856,493
995,656  1,068,687	1,090,640	1,115,747
Two years
		later     668,740		     738,557		      778,064         802,213		817,330
820,894		 961,228	1,005,208	1,042,183
Three years
	later		673,043		737,408		774,420	800,129
	800,365  799,191
918,006		 972,318
Four years
	later		676,021		736,458		776,687	792,901
	790,234  768,704
894,015
Five years
later   678,390        742,878        770,420        786,731
768,815  748,667
Six years
 later	686,076	741,032	767,777        771,015
753,928
Seven years
 later	689,367	741,941	756,912        759,080
Eight years
 later	691,025	733,082	749,287
Nine years
 later	685,708	730,214
Ten years
 later	683,485
Cumulative
 amount of
 reserves
 paid:
One year
	later		220,747		236,833		244,210	255,078
	246,935  273,744
328,691		 338,377		 358,526		 391,524
Two years
	later		363,109		383,358		402,394	403,601
	406,944  448,497
523,307		 540,522		 562,908
Three years
	later		459,024		485,045		503,309	511,281
	525,840  566,804
656,234		 674,740
Four years
	later		524,757		550,456		572,656	587,900
	599,336  643,451
741,013
Five years
later   563,807        594,452        616,940        629,908
645,271  690,301
Six years
 later	589,477	619,780	639,186        657,570
677,668
Seven years
 later	605,440	633,771	656,913        677,123
Eight years
 later	615,239	645,576	671,091
Nine years
 later	623,323	655,869
Ten years
 later	631,423
Redundancy
 (defi-
ciency)         (6,959)           12,775          35,227          65,948
101,377

151,669   139,361         152,592			  130,481         65,319
Redundancy
 (deficiency)
 expressed as
 a percent of
 year end
		reserves	     (1.0)%				1.7%            4.5%
8.0%     11.9%
16.8%       13.5%           13.6%			    11.1%           5.5%
Cumulative
 redundancy
 excluding
 pre-1986
 reserve
 develop-
		ment<F1>	     22,243			 37,942          57,518
87,212   120,980
167,731   150,678         158,998			  134,400         67,706

[FN]
<F1> Excludes years not included in pooling arrangement with Harleysville
Group.

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
HARLEYSVILLE GROUP BUSINESS ONLY
		YEAR ENDED
DECEMBER 31, --------
---------------------
-
2000		 1999
1998
--------   --------
--------
(in
thousands
)
Reserves for losses and

 loss settlement expenses,
beginning of the year          $823,914   $813,519
$793,563
						--------   --------
--------
Incurred losses and loss

settlement expenses:
Provision for insured events of the current
year			 541,738	582,534     507,087
	Decrease in provision

		for insured events of
		prior years		 (48,937)	(59,532)
(42,607)
						--------   --------
--------
			Total incurred losses

				and loss settlement
				expenses	 492,801	523,002
464,480
						--------   --------
--------
Payments:

 Losses and loss settlement expenses attributable
to insured events of the
current year		 244,978    259,635
215,902
 Losses and loss settlement

expenses attributable to
insured events of prior
years		 279,153    252,972
241,014
 Adjustment to beginning of

the year reserves resulting
from the change in the pool
participation percentage
(12,392)
				--------   --------
--------
		Total payments		 524,131    512,607
444,524
				--------   --------
--------
Reserves for losses and loss

 settlement expenses, end
of the year                    $792,584   $823,914
$813,519
				========   ========
========

Harleysville  Group recognized a decrease in  the
provision  for insured  events of prior years
(favorable development) of  $48.9, $59.5 and $42.6
million in 2000, 1999 and 1998, respectively. The
favorable  development primarily related to lower
than  expected claim  severity in the workers
compensation and automobile  lines of  business. The
2000 favorable development includes $20,186,000 for
loss  adjustment expenses directly related to the
favorable development on losses and to benefits from
initiatives to  reduce costs of adjusting claims.
The  following table sets forth the development of
net  reserves for  unpaid  losses and loss settlement
expenses for Harleysville Group.   The   effect   of
changes  to  the  pooling   agreement participation
is  reflected  in this  table.  For  example,  the
January   1,  1991  increase  in  Harleysville
Group's   pooling participation from 50% to 60% is
reflected in the first  line  of the  1991  column.
Amounts of assets equal to increases  in  net
liabilities was transferred to Harleysville Group
from the Mutual Company  in conjunction with each
respective pooling change.  The amount of the assets
transferred has been netted against and  has reduced
the  cumulative  amounts paid for  years  prior  to
the pooling changes.  For example, the 1990 column of
the "Cumulative amount of reserves paid" portion of
the table reflects the assets transferred in
conjunction with the 1991 increase in the  pooling
percentage from 50% to 60% as a decrease netted in
the "one  year later"  line. The cumulative amounts
paid are reflected  in  this manner   to   maintain
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

HARLEYSVILLE
GROUP
BUSINESS Year
Ended
December 31,

	1990    1991	1992    1993   1994    1995   1996    1997   1998
1999   2000
	----    ----	----    ----   ----    ----   ----    ----   ----    ---
-   ----
						(dollars in thousands)
Reserve for
 losses
 and loss
 settlement
 expenses	$300,197	$406,619       $437,883       $499,272       $535,452
$576,653
$718,700	$793,563	$813,519       $823,914       $792,584
Reserves
 reestimated:
One year
later       291,629        405,749        438,135        496,057        524,565
541,654
688,972		750,956		753,987	774,977
Two years
later       294,354        404,849        435,005        483,635        507,090
513,555
662,393		704,157		717,324
Three years
later       296,320        403,240        430,728        477,164        491,919
496,138
630,170		678,757
Four years
later       297,187        400,579        429,125        468,804        482,834
473,084
611,179
Five years
later       296,517        401,675        421,408        462,571        466,309
456,940
Six years
 later		298,436		397,275	417,715	450,152	453,934
Seven years
 later		297,598		396,139	408,789	439,842
Eight years
 later		297,001		388,657	401,582
Nine years
 later		292,069		384,874
Ten years
 later		288,751
Cumulative
 amount
 of reserves
 paid:
One year
later        67,570        135,067        144,465        161,557        164,849
105,774
200,907		228,622		252,972	279,153
Two years
later       145,954        219,233        234,991        254,840        219,225
204,030
330,158		371,624		397,685
Three years
later       199,754        276,451        292,381        290,667        283,816
281,546
423,337		465,897
Four years
later       235,650        312,539        314,848        329,830        330,705
334,204
482,016
Five years
later       255,921        328,682        335,411        355,338        361,250
365,574
Six years
 later		265,062	   338,515		  347,731	 372,727        382,214
Seven years
 later		270,201	   345,511		  357,966	 384,443
Eight years
 later		274,703	   351,482		  365,812
Nine years
 later		277,995	   356,531
Ten years
 later		281,465
Redundancy	 11,446	    21,745		   36,301	  59,430         81,518
119,713
107,521	114,806	    96,195		   48,937
Redundancy
 expressed
 as a percent

 of year end
reserves      3.8%   5.3%    8.3%  11.9%   15.2%   20.8%   15.0%     14.5%  11.8%
5.9%

Gross reserve	        $486,608        $560,811         $603,088 $645,941	$796,820
$868,393
$893,420    $901,352	$864,843
Ceded reserve	          48,725          61,539           67,636   69,288	  78,120
74,830
79,901		 77,438	  72,259
			--------		--------	-------- -------- --------	--------
--------  -
-------     --------
Net reserve		$437,883		$499,272	$535,452 $576,653 $718,700	$793,563
$813,519
$823,914    $792,584
			========		========	======== ======== ========	========
========
========    ========
Gross re-
estimated               $453,726        $508,393        $523,416 $525,672 $686,478        $753,142
$789,735
$852,292
Ceded re-
estimated                 52,144          68,551          69,482   68,732   75,299          74,385
72,411
77,315
			--------		--------	-------- -------- --------	--------
--------  -
-------
Net re-
estimated               $401,582        $439,842        $453,934 $456,940 $611,179        $678,757
$717,324
$774,977
			========		========	======== ======== ========	========
========
========

NOTE: The amount of cash and investments received equal to the increase in liabilities for unpaid losses and loss settlement expenses was $55,350,000, $93,966,000, $28,318,000, and
$12,392,000 for the changes in pool participation in 1991, 1996, 1997, and 1998, respectively.

REINSURANCE.    Harleysville    Group		follows    the    customary
industry
practice   of   reinsuring   a  portion  of  its   exposures   and
paying   to the	reinsurers    a	 portion   of   the
premiums    received    on    all
policies.	Insurance	 is   ceded	principally    to    reduce
the    net
liability   on   individual   risks   and  to   protect   against
catastrophic losses.    Reinsurance	does   not   legally
discharge   an   insurer    from
its	primary    liability   for   the   full   amount   of    the
policies,
although    it    does	make   the   assuming   reinsurer   liable
to    the
insurer	to   the		extent		of   the	reinsurance   ceded.
Therefore,		 a
ceding   company   is			subject		 to	credit   risk   with
respect   to	its
reinsurers.
The    reinsurance	described			below   is	maintained   for   the
		Company's
subsidiaries			and				 the			Mutual		Company		and    its
wholly-owned
subsidiaries.		Reinsurance			premiums   and		recoveries	are
		allocated
to    participants	in   the			pooling	agreement   according
to    pooling
percentages.
Reinsurance		for		property			and	auto	physical    damage
losses		is
currently		maintained   under		 a   per   risk   excess   of
	loss    treaty
affording   recovery			to		$4,250,000,	above	a   retention   of
		$750,000.
Harleysville   Group's		 2000  pooling  share  of   such   recovery
	would		be
$3,060,000    above			a		retention   of   $540,000.    In
	addition,	the
Company's		subsidiaries		and		 the   Mutual   Company   and
	its    wholly-
owned    subsidiaries			are		reinsured	under	a   catastrophe
reinsurance
treaty   effective	for	one			year  from  July   1,   2000
	which   provides
coverage	for  85.5%		of  up  to  $147  million  in  excess  of   a
		retention
of    $20		million			for   any		given   catastrophe.
Harleysville   Group's
2000   pooling  share		of  this		coverage  would  be  85.5%  of   up
		to   $106
million   in   excess			of  a  retention  of  $14.4  million   for
any   given
catastrophe.   Pursuant   to		the   terms   of	the   treaty,
the    maximum
recovery	would   be			$126		million  for	any   catastrophe
involving		an
insured   loss   equal		 to		or		greater  than  $167   million.
Harleysville
Group's	pooling	share   of		 this   maximum   recovery   would
		be	$90
million   for   any		catastrophe   involving   an	insured
loss	of    $120
million	or		greater.		The		 treaty   includes   reinstatement
	provisions
providing		for    coverage		for   a   second	catastrophe	and
		requiring
payment	of		an		additional		premium   in	the   event	of
	a    first
catastrophe		 occurring.			Harleysville	Group		has
not		purchased
funded catastrophe covers.
Casualty			reinsurance					(including		 liability      and
		  workers
compensation)		is		currently		 maintained		under   an   excess
	of    loss
treaty    affording		recovery			to   $19,000,000   above   a
retention		of
$1,000,000			each				loss			occurrence.		Harleysville	Group's
2000
pooling	share   of			such		recovery	would	be   $13,680,000
	above		 a
retention		of    $720,000.		In   addition,   there    is
reinsurance		to
protect	 Harleysville		 Group    from	large		 workers
compensation
losses.	For    umbrella			liability	coverages,   reinsurance
	protection
up    to	 $4,000,000		 is		provided   over   a   retention	of
$1,000,000.
Harleysville    Group's		2000			pooling	share		would
	 provide	for
recovery of $2,880,000 over a retention of $720,000.

Harleysville   Group			has   a			reinsurance		agreement   with
the    Mutual
Company	 whereby				the				Mutual		 Company
	reinsures     accumulated
catastrophe   losses			in		a			quarter  up  to	$14,400,000	in
excess		of
$3,600,000    in    return   for		a	reinsurance	premium.	The
		agreement
excludes		catastrophe		 losses	resulting		from
earthquakes		or
hurricanes.
The    terms    and			charges			for	reinsurance	coverage	are
		typically
negotiated			annually.		The			reinsurance		market    is
	subject		to
conditions   which	are	similar  to  those  in  the   direct
property	and
casualty	insurance			market,			and	there		can	be   no
assurance    that
reinsurance   will	remain		available	to		Harleysville   Group
		to	the
same extent and at the same cost currently maintained.
Harleysville			Group			considers	 numerous		factors	 in
		 choosing
reinsurers,		the		most			important	 of    which    is	the
		financial
stability		 of		the		reinsurer.		Harleysville     Group
has	not
experienced     any     material		collectibility     problems
for     its
reinsurance recoverables.
COMPETITION. The property and casualty insurance industry is highly competitive on the basis of both price and service. There are numerous companies competing for this business in the geographic areas where
Harleysville Group operates, many of which are substantially larger and have considerably greater financial resources than Harleysville Group. In addition, because the insurance products of Harleysville Group and the Mutual Company are marketed exclusively through independent insurance agencies, most of which represent more than one company, Harleysville Group faces competition within each agency.
INVESTMENTS
An important element of the financial results of Harleysville Group is the return on invested assets.
An investment objective of Harleysville Group is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. An objective also is to provide adequate funds to pay claims without forced sales of investments. Harleysville
Group has invested in equity securities with the objective of capital appreciation. At December 31, 2000, approximately 100% of the fixed maturity investment portfolio was rated at investment grade.
The investment portfolio did not contain any real estate or mortgage loans.

Harleysville     Group    has    adopted    and    follows     an
investment philosophy    which    precludes	the   purchase   of
non-investment    grade
fixed    income   securities.   However,   due   to   uncertainties
in    the economic    environment,    it    is    possible    that
the    quality    of investments held in Harleysville Group's
portfolio may change.

The following table shows the composition of Harleysville Group's fixed maturity investment portfolio at amortized
cost, excluding short-term investments, by rating as
of December 31, 2000:
		DECEMBER 31,
2000 ------------
----------
	AMOUNT
PERCENT ---------
-     -------
(dollars in
thousands)
RATING<F1>
------
U.S. Treasury and
 U.S. agency bonds<F2>		$  184,518
13.5%

Aaa
	411,812      30.2
Aa
	449,600      33.0
A
	290,653      21.3
Baa
26,974       2.0
				---------
-     -----
		Total
	$1,363,557     100.0%

	==========     =====
---------------
[FN]

<F1> Ratings assigned by Moody's Investors
Services, Inc.
<F2> Includes GNMA pass-through obligations and
collateralized mortgage obligations.


Harleysville     Group	invests			in    both	 taxable    and
tax-exempt
securities   as   part   of   its   strategy  to  maximize   after-
tax   income. Such   strategy   considers,   among  other   factors,
the   impact   of   the alternative    minimum   tax.		Tax-
exempt   bonds	made    up    approximately
45%,   46%   and   47%   of   the  total  investment   portfolio
at   December 31, 2000, 1999 and 1998, respectively.
The		following   table	shows		the  composition	of
Harleysville   Group's
investment     portfolio    at			carrying    value,    excluding
short-term
investments, by type of security as of December 31, 2000:
											DECEMBER 31, 2000

----------
--------
----
AMOUNT	PERCENT
										----------	-------
										(dollars
in thousands)
Fixed maturities:
 U.S. Treasury obligations					$   49,753		3.2%
 U.S. agency obligations							  31,714		2.0
 Mortgage-backed securities						 107,840		6.8
 Obligations of states and
		political subdivisions							 710,863		45.1
 Corporate securities							 481,324		30.6
										----------	-----
				Total fixed maturities					 1,381,494		87.7
										----------	-----
Equity securities							 193,750		12.3
										----------	-----
				Total						$1,575,244	100.0%
										==========	=====

Investment     results	 of			Harleysville	Group's     fixed
maturity
investment   portfolio   for   each   of  the   three   years
ended   December 31, 2000 are shown in the following table:
				YEAR ENDED DECEMBER 31, ----------
--------------------------
						2000			     1999		 1998

----------   ----------  -
--------(dollars in
thousands)
	Invested assets<F1>	$1,361,310   $1,356,853
$1,321,061
	Investment income<F2>	$   83,958   $   83,457  $
83,689
	Average yield					6.2%         6.2%	     6.3%
---------------
[FN]
<F1> Average of the aggregate invested amounts at
amortized cost at the beginning and end of the
period, adjusted for cash transferred in
connection with the 1998 pooling
			agreement amendment.
<F2> Investment income does not include investment
expenses, realized investment gains or losses
or provision for income taxes.

The		 following    table		indicates   the   composition    of
Harleysville
Group's    fixed    maturity	investment   portfolio   at
carrying    value,
excluding    short-term   investments,   by   time    to    maturity
as    of December 31, 2000:
			DECEMBER 31, 2000 -----------
-------------
						AMOUNT        PERCENT
				----------      -------
					(dollars in thousands)
		Due in <F1>

		-----------
1 year or less		$		 81,714	5.9%
Over 1 year through 5 years					364,380	26.4
Over 5 years through 10 years					684,781	49.6
Over 10 years					142,779	10.3
----------
----1,273,654	92.2
Mortgage-backed securities					107,840	7.8
				----------
-----
	Total		$1,381,494	100.0%
				==========
=====
--------------
[FN]
<F1> Based on stated maturity dates with no
prepayment
assumptions. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The    average    expected    life			of   Harleysville    Group's
investment
portfolio as of December 31, 2000 was approximately 5.3 years.
REGULATION
Insurance companies are subject to supervision and regulation in the states in which they transact business. Such
supervision and regulation relate to numerous aspects
of an insurance company's business and financial
condition. The primary purpose of such supervision
and regulation is the protection of policyholders.
The extent of such regulation varies, but generally
derives from state statutes which delegate
regulatory, supervisory and administrative authority
to state insurance departments. Accordingly, the
authority of the state insurance departments includes
the establishment of standards of solvency which must
be met and maintained by insurers, the licensing to
do business of insurers and agents, the nature of and
limitations on investments, premium rates for
property and casualty insurance, the provisions which
insurers must make for current losses and future
liabilities, the deposit of securities for the
benefit of policyholders and the approval of policy
forms. Such insurance departments also conduct
periodic examinations of the affairs of insurance
companies and require the filing of annual and other
reports relating to the financial condition of
insurance companies.
All of the states in which Harleysville Group and the
Mutual Company do business have guaranty fund laws
under which insurers
doing business in such states can be assessed up to
2% of annual premiums written by the insurer in that
state in order to fund policyholder liabilities of
insolvent insurance companies. Under these laws in
general, an insurer is subject to assessment,
depending upon its market share of a given line of
business, to assist in the payment of policyholder
and third party claims against insolvent insurers.
During the five years ended December 31, 2000, the
amount of such insolvency assessments paid by
Harleysville Group and the Mutual Company was not
material.
State laws also require Harleysville Group to
participate in involuntary insurance programs for
automobile insurance, as well as other property and
casualty lines, in states in which Harleysville Group
operates. These programs include joint underwriting
associations, assigned risk plans, fair access to
insurance requirements ("FAIR") plans, reinsurance
facilities and wind storm plans. These state laws
generally require all companies that write lines
covered by these programs to provide coverage (either
directly or through reinsurance) for insureds who
cannot   obtain   insurance   in   the   voluntary   market.   The	legislation
creating   these   programs   usually  allocates   a   pro	rata
portion   of
risks   attributable   to  such  insureds  to  each   company   on	the   basis
of   direct	written   premiums   or  the  number   of
automobiles   insured.
Generally,   state   law  requires  participation  in	such
programs   as   a
condition   to   doing   business.  The  loss   ratio	on
	insurance   written
under    involuntary   programs   generally   has   been   greater	than	the
loss ratio on insurance in the voluntary market.
State    insurance    holding   company   acts   regulate
insurance    holding company    systems.   Each   insurance
company   in	the   holding    company
system    is    required   to   register   with   the	insurance	supervisory
agency   of	its   state   of   domicile  and   furnish   certain	information
concerning	 transactions	between    companies    within    the
holding
company     system    that    may	 materially    affect	the	operations,
management	or    financial   condition   of   the	insurer
within	the
system    including    the   payment   of   "extraordinary
dividends"    from
the insurance subsidiaries to the Company.
Insurance    holding    company    acts   require    that	all
transactions
within    the   holding   company	system   affecting   the
Mutual    Company
and    the	Company's    insurance   subsidiaries    must    be	fair	and
equitable.	 Further,     approval     of     the	applicable	  insurance
commissioner     is     required	prior     to     the
	consummation	 of
transactions affecting the control of an insurer.
The   property   and   casualty  insurance  industry   has	been
subject   to
significant	public   scrutiny   and  comment   primarily	due
to   concerns
regarding    solvency    issues,	rising    insurance    costs,	and	the
industry's	methods    of	operations.    Accordingly,
regulations	and
legislation	may   be   proposed  to  bring  the   insurance
industry   under
federal    control;   to   strengthen   state   oversight,
particularly	 in
the   field	of   solvency   and	investments;   to	further
restrict	 an
insurer's   ability   to   underwrite   and   price   risks;   and	to   impose
new   taxes	and   assessments.  It  is  not  possible  to
predict   whether,
in   what   form   or   in   what	jurisdictions   any   of   these
proposals
might be adopted or the effect, if any, on Harleysville Group.
The     Company's    insurance    subsidiaries    are	 restricted
by	the
insurance   laws   of   their  respective  states  of	domicile
as   to	the
amount   of	dividends  they  may  pay  to  the  Company  without	the   prior
approval	of     the     respective     state	regulatory
authorities.
Generally,	the   maximum  dividend  that  may  be   paid   by   an
insurance
subsidiary	during   any   year	without		prior	regulatory
approval	 is
limited    to		a	stated   percentage   of   that   subsidiary's
statutory
surplus   as   of   a   certain   date,  or			adjusted   net
income   of	the
subsidiary,		for	 the   preceding   year.   Applying   current
regulatory
restrictions    as	 of    December   31,		2000,	 $52,890,000
would	 be
available for distribution to Harleysville Group Inc. without
prior    approval   during   2001.    The	Company's   insurance
subsidiaries
paid    dividends	of    $20.0		million			(another    $10.0
million	 is
receivable	from   the   subsidiaries)  in  2000,	$15.0   million
in   1999
and $10.0 million in 1998 to Harleysville Group Inc.
The    National    Association   of   Insurance   Commissioners
(NAIC)	has
adopted    risk-based   capital   (RBC)   standards   that   require
insurance companies   to   calculate   and	report	statutory
capital   and    surplus
needs   based   on	a   formula	measuring		 underwriting,
investment	and
other     business	  risks	 inherent	in    an    individual
company's
operations.		These   RBC   standards  have		 not	affected   the
operations
of    Harleysville	 Group	since   each			of   the    Company's
insurance
subsidiaries   has	statutory   capital  and   surplus   in
excess   of	RBC
requirements.
The    NAIC		has	adopted	the   Codification   of   Statutory
Accounting
Principles	with   a   recommended  effective  date   of   January
1,   2001.
The    codified   principles	are   intended   to	provide    a
basis	 of
accounting	recognized   and   adhered  to  in   the   absence
of,   conflict
with,   or	silence   of,   state  statutes		and   regulations.
The   impact
of   the   codified   principles	on   the  statutory   capital
and   surplus
of   the   Company's   insurance  subsidiaries   is   still   being
determined and   currently   is   not   expected   to  decrease
statutory   capital	and
surplus as of January 1, 2001.

Harleysville   Group   is   required   to	file   financial
statements	for
its     subsidiaries,     prepared     by			using     statutory
accounting
practices,	 with	state   regulatory   authorities.    SAP
differs    from
GAAP   primarily   in   the   recognition	of   revenue   and
expense.	The
adjustments		necessary   to   reconcile	net   income    and
shareholders'
equity   determined   by   using	SAP   to			net   income   and
shareholders'
equity determined in accordance with GAAP are as follows:

					NET INCOME		      SHAREHOLDERS' EQUITY
			YEAR ENDED DECEMBER 31,			DECEMBER 31,
--------------------------- -------------------
				2000     1999		1998		2000	  1999

-------- -------- --------  ------
--  --------
(in
thousands)
SAP amounts		$48,412  $38,710  $62,133
$515,679  $502,863
Adjustments:
 Deferred
	policy
	acquisition
	costs			1,218    4,557	6,908
	84,759    83,541

 Deferred
	income
	taxes	  1,608    2,652      (32)    21,593
22,315
 Unrealized
	investment
	gains		              23,635
(10,214)
 Other, net	 (2,109)  (6,255)  (4,925)    (3,911)
53
Holding
company<F1>      (437)     249     (671)   (75,174)
(71,664)
			-------  -------  -------   --------  -
-------
GAAP amounts	$48,692  $39,913  $63,413   $566,581
$526,894
			=======  =======  =======   ========
========

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
operations
of  Berkshire  Mutual  Insurance Company, a  small
property  and casualty  insurance  company, pursuant
to a  management  services agreement.   Harleysville
Group  received  $7.4  million,   $7.3 million, and
$6.3 million for the years ended December 31,  2000,
1999 and 1998, respectively, for all such management
services.
All of the Company's officers are officers of the
Mutual Company, and  six  of the Company's eight
directors are directors of the Mutual Company. A coordinating committee exists to review and evaluate the  pooling agreement and is responsible  for
matters involving  actual or potential conflicts of
interest between  the two  companies.  The decisions
of the coordinating committee are binding on the two companies. No intercompany transaction can be authorized by the coordinating committee unless the Company's committee members conclude that such transaction is fair and equitable to Harleysville Group. The coordinating committee consists of seven non-employee directors, three from Harleysville Group
Inc. and three from the Mutual Company all of whom are
not members of both Boards and one, the Chairman, who
is a member  of both  Boards.   For  information
concerning the  members  of  the coordinating
committee,  see  "Board  and  Committee   Meetings"
section on pages 8 and 9 of the Company's proxy statement relating to the annual meeting of the shareholders to be held April 25, 2001 which is incorporated by reference in this Form 10-

K Report.
The Mutual Company leases the home office from
Harleysville Group with  which it shares most of the
facility.  Rental income  under the  lease  was
$3,421,000 for 2000,  $2,816,000  for  1999  and
$2,754,000 for 1998. Harleysville Group believes that
the  lease terms  are  no  less  favorable to it than
if the  property  were leased to a non-affiliate.
In  connection with the acquisition of Mid-America
and  New  York Casualty,  the Company borrowed
approximately $18.5 million  from the  Mutual
Company.   See Note 7 of the Notes  to  Consolidated
Financial Statements.  For additional information
with respect to transactions with the Mutual Company,
see Note 2 of the Notes  to Consolidated Financial
Statements.
EMPLOYEES
All   employees  are  paid  by  Harleysville  Group
Inc.   and, accordingly, are considered to be
employees of Harleysville Group Inc.  As of December
31, 2000, there were 2,533 employees.   They provide
a variety of services to the Mutual Company and its wholly-owned subsidiaries. See "Business-
Relationship  with  the Mutual  Company"  and  Note
2(c) of the  Notes  to  Consolidated Financial
Statements.

ITEM 2. PROPERTIES.
------- -----------
The  buildings which house the headquarters of
Harleysville Group and  the Mutual Company are leased
by the Mutual Company  from  a subsidiary  of
Harleysville  Group.  See  "Business-Relationship
with   the   Mutual   Company."   The  Mutual
Company   charges Harleysville Group for an
appropriate portion of the  rent  under an
intercompany allocation agreement.  The buildings
containing the  headquarters  of Harleysville Group
and the  Mutual  Company have   approximately
220,000  square  feet  of   office   space.
Harleysville Group also rents office facilities in
certain of the states in which it does business.
ITEM 3. LEGAL PROCEEDINGS.
------- ------------------
Harleysville Group is a party to numerous lawsuits
arising in the ordinary  course  of its insurance
business.  Harleysville  Group believes  that the
resolution of these lawsuits will not  have  a
material adverse effect on its financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS. ------- ------------------------------------
----------------
No  matter was submitted during the fourth quarter of
2000  to  a vote of holders of the Company's Common
Stock.
EXECUTIVE OFFICERS OF THE COMPANY
All  of  the  persons  listed  below are  executive
officers  of Harleysville Group Inc. or its
affiliates.  There are  no  family
relationships between any of the Company's executive
officers and directors,  and  there  are  no
arrangements  or  understandings between  any  of
these officers and any other person pursuant  to
which the officer was selected as an officer.
	Name            Age				    Position
----------------------   ---		---------------------
-----------
Walter R. Bateman, II	53		Chairman of the
Board, President,
Chief Executive
Officer and Director
Bruce C. Bassman	51		Executive Vice
President
Mark R. Cummins	44		Executive Vice
President, Chief
				Investment Officer
and Treasurer
M. Lee Patkus	49		Executive Vice
President
Douglas A. Gaudet	47		Executive Vice
President
Roger A. Brown	52		Senior Vice
President, Secretary
				and General Counsel
Bruce J. Magee	46		Senior Vice President
and
				Chief Financial
Officer
E. Wayne Ratz				 55  Senior Vice
President and
					Chief
						Information
Officer
Catherine B. Strauss	53		Senior Vice President
Robert G. Whitlock, Jr.	44		Senior Vice President
and Chief
				Actuary
Roger J. Beekley	58		Vice President and
Controller
Walter R. Bateman, II has been Chairman of the Board
since August 1998  and has been Chief Executive
Officer since January 1, 1994. He has been President
and Director of Harleysville Group Inc. and the
Mutual Company since 1992.
Bruce  C. Bassman has been Executive Vice President
in charge  of corporate  development of Harleysville
Group Inc. and the  Mutual Company  since  June 1999.
He was a principal with  TillinghastTowers Perrin
where he was employed from 1986 to 1999.  He  is  a
Fellow of the Casualty Actuarial Society.
Mark  R.  Cummins  is Executive Vice President, Chief
Investment Officer  and Treasurer of Harleysville
Group Inc. and the  Mutual Company,  and  has been in
charge of the investment and  treasury function since
1992.
M.  Lee Patkus has been Executive Vice President in
charge of the field  and subsidiary operations of
Harleysville Group  Inc.  and the  Mutual  Company
since November	1999.  From 1994 to  1999
he
worked  for  St.  Paul Insurance Companies and  its
predecessor, USF&G,  and  was in charge of various
regional operations.   Most recently  he  was
Regional President of the Southeast  Commercial
Region.
Douglas A. Gaudet has been Executive Vice President
in charge  of claims  and underwriting since November
2000.  From May  1999  to November 2000 he was
Managing Director/Chief Underwriting Officer for
Crum  and  Forster.  From 1991 to 1999 he  was
employed  by Zurich  Group, most recently as
President, Service and Technology for Zurich
Commercial.
Roger  A.  Brown  has been Senior Vice President,
Secretary  and General Counsel of Harleysville Group
Inc. and the Mutual Company since  April  1995.  He
was Assistant General Counsel  from  1986 until
assuming his present position.
Bruce J. Magee has been Senior Vice President and
Chief Financial Officer  of Harleysville Group Inc.
and the Mutual Company  since January  1,  1994.
From 1986 to 1993 he was Vice  President  and
Controller of Harleysville Group Inc.
E.   Wayne  Ratz  has  been  Senior  Vice  President
and   Chief Information  Officer of Harleysville
Group Inc.  and  the  Mutual Company  since February
	1997. From 1967 to 1997 he was employed by General Accident Insurance Company, most recently as Vice President of Information
Services/Application Services.
Catherine B. Strauss has been Senior Vice President since April 1998 and has been in charge of human resources since 1996. From 1979 to 1996 she was employed by Penn Mutual Insurance Company, most recently as Vice President of human resources.

Robert G. Whitlock, Jr. has been Senior Vice
President and  Chief Actuary  of Harleysville Group
Inc. and the Mutual Company since February 1995. He was Vice President and Actuary before assuming his present position and was in charge of various actuarial functions since 1991.
Roger  J.  Beekley  has  been Vice President  and
Controller  of Harleysville  Group  Inc.  since
January  1,  1994  and  is  Vice President and
Controller of the Mutual Company, a position he has held since 1982.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
RELATED ------- -------------------------------------
--------------STOCKHOLDER MATTERS.
--------------------
The "Market for Common Stock and Related Security
Holder Matters" section from the Company's annual
report to stockholders for  the year  ended  December
31, 2000, which  is  included  as  Exhibit (13)(E)
to  this  Form  10-K Report, is incorporated  herein
by reference.
ITEM 6. SELECTED FINANCIAL DATA.
------- ------------------------
The "Selected Consolidated Financial Data" section from the Company's annual report to stockholders for the year ended December 31, 2000, which is included as Exhibit (13)(A) to this Form 10-K Report, is incorporated herein by reference.


ITEM	7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL
------- -------------------------------------
-----------CONDITION AND RESULTS OF
OPERATIONS. ---------------------------------
---

The	"Management's  Discussion  and  Analysis  of
Results   of
Operations  and Financial Condition" section from
the  Company's annual  report  to stockholders for
the year ended  December  31, 2000,  which  is
included as Exhibit (13)(B) to this  Form  10-K
Report, is incorporated herein by reference.
Certain of the statements contained herein (other
than statements of historical facts) are forward
looking statements. Such forward looking   statements
are  made  pursuant  to  the  safe   harbor
provisions  of  the Private Securities Litigation
Reform  Act  of 1995  and  include estimates and
assumptions related to economic, competitive  and
legislative developments. These forward  looking
statements  are subject to change and uncertainty
which  are,  in many  instances, beyond the Company's
control and have been  made based  upon  management's
expectations  and  beliefs  concerning future
developments and their potential effect  on
Harleysville Group. There can be no assurance that
future developments will be in  accordance with
management's expectations so that the  effect of
future  developments  on Harleysville  Group  will
be  those anticipated  by  management.  Actual
financial results  including premium  growth and
underwriting results could differ  materially from
those  anticipated by Harleysville Group depending
on  the outcome of certain factors, which may include
changes in property and  casualty  loss  trends  and
reserves;  natural  catastrophe losses;  competition
in  insurance product  pricing;  government
regulation  and changes therein which may impede the
ability  to charge  adequate  rates;  performance of
the  financial  markets; fluctuations  in  interest
rates;  availability  and  price   of reinsurance;
and the status of labor markets in which the Company operates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET -------- -------------------------------
---------------------RISK.
-----
The  "Quantitative and Qualitative Disclosures About
Market Risk" section from the Company's annual report
to stockholders for  the year  ended  December  31,
2000, which  is  included  as  Exhibit (13)(C)  to
this  Form  10-K Report, is incorporated  herein  by
reference.
ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------- --------------------------------------------
The  consolidated financial statements from the
Company's  annual report  to  stockholders for the
year ended  December  31,  2000, which  is  included
as Exhibit (13)(D) to this Form 10-K  Report, are
incorporated herein by reference.
ITEM	9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON

------- ------------------------------------
-----------ACCOUNTING AND FINANCIAL
DISCLOSURE. --------------------------------
----
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT. -------- --------------------------------
-------------------
The  "Election of Directors" section, which provides
information regarding  the  Company's directors, on
pages 6  and  7  and  the "Section  16  Reporting
Compliance" section on  page  27  of  the Company's
proxy  statement relating to  the  annual  meeting
of stockholders  to be held April 25, 2001, are
incorporated  herein by reference.
		The information concerning executive officers
called for by Item 10 of Form 10-K is set forth in
Part I of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION.
-------- -----------------------
The information set forth on pages 20 to 25 and the
"Compensation of  Directors"  section on pages 10 to
12 of the Company's  proxy statement  relating to the
annual meeting of stockholders  to  be held April 25,
2001, are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND -------- ---------------------------------
-----------------MANAGEMENT.
-----------
The "Ownership of Common Stock" section on pages 12
and 13 of the Company's  proxy  statement relating to
the  annual  meeting  of stockholders to be held
April 25, 2001, is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS.
-------- --------------------------------------------
---
The  "Transactions with Harleysville Mutual" section
on pages  26 and  27  of the Company's proxy
statement relating to the  annual meeting   of
stockholders  to  be  held  April  25,   2001,   is
incorporated herein by reference.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON -------- ---------------------------------
--------------------FORM 8-K.
---------
(a)				(1)            The   following  consolidated
financial
				statements
					are filed as a part of this report:
	Consolidated Financial Statements	Page
					----Consolidated Balance Sheets as of
				December 31, 2000 and 1999	 26*
			Consolidated Statements of Income for

				Each of the Years in the Three-year
				Period Ended December 31, 2000	27*
			Consolidated Statements of Shareholders'
Equity for Each of the Years in the Three-
				year Period Ended December 31, 2000	28*
			Consolidated Statements of Cash Flows
for Each of the Years in the Three-year
				Period Ended December 31, 2000	29*
			Notes to Consolidated Financial Statements	30*
		Independent Auditors' Report	43*
(2) The following consolidated financial statement schedules for the years 2000, 1999 and 1998

				are submitted herewith:
		Financial Statement Schedules
			Schedule I.	Summary of Investments - Other
						Than Investments in Related
						Parties		42
			Schedule II.	Condensed Financial Information
						of Parent Company	43
			Schedule III.  Supplementary Insurance
						Information	46
			Schedule IV.	Reinsurance	47
			Schedule VI.	Supplemental Insurance
Information
Concerning Property and
Casualty Subsidiaries	48
Independent Auditors' Consent and Report on Schedules
			(filed as Exhibit 23)
All  other  schedules are omitted because they are
not applicable or   the  required  information  is
included  in  the  financial statements or notes
thereto.
-------------------
*Refers to the respective page of Harleysville Group
Inc.'s  2000 Annual   Report  to  Stockholders.   The
Consolidated  Financial Statements  and Independent
Auditors' Report, which are  included as  Exhibit
(13)(D), are incorporated herein by reference.   With
the  exception of the portions of such Annual Report
specifically incorporated by reference in this Item
and Items 5, 6, 7  and  8, such Annual Report shall
not be deemed filed as part of this Form 10-K or
otherwise subject to the liabilities of Section 18 of
the Securities Exchange Act of	1934.

		(3) Exhibits
 EXHIBIT
	NO.				DESCRIPTION OF EXHIBITS
--------  -------------------------------------------
----
 ( 3)(A)  Amended and restated Certificate of Incor-
					poration of Registrant - incorporated
herein

by reference to Exhibit (4)(A) to the
Registrant's Form S-8 Registration
Statement No. 333-03127 filed May
3, 1996.
 ( 3)(B)  Amended and Restated By-laws of
Registrant incorporated herein by
reference to Exhibit 4(B) to the
Post-Effective Amendment No. 12 of
Registrant's Form S-3 Registration
Statement No. 33-90810 filed
October 10, 1995.
 ( 4)	Indenture between the Registrant
and
CoreStates Bank, N.A., dated as of
November 15, 1993 - incorporated
herein by reference to Exhibit (4)
to the Registrant's Annual Report
on Form 10-K for the year ended
December 31, 1993.
*(10)(A)  Standard Deferred Compensation
Plan for Directors of Harleysville
Mutual Insurance Company and
Harleysville Group Inc.  Amended
and Restated November 17, 1999 -
incorporated herein by reference
to Exhibit 10(A) to the
Registrant's Annual Report on Form
10-K for the year ended December
31, 1999.
*(10)(B)  Harleysville Insurance Companies
Director Deferred Compensation
Plan Approved by the Board of
Directors November 25, 1987 -
incorporated herein by reference
to Exhibit 10(B) to the
Registrant's Form S-3 Registration
Statement No. 33-28948 filed May
25, 1989.
*(10)(C)  Harleysville Group Inc. Non-
qualified Deferred Compensation
Plan Amended and Restated November
17, 1999 - incorporated herein by
reference to Exhibit 10(C) to the
Registrant's Annual Report on Form
10-K for the year ended December
31, 1999.
*(10)(D)  Pension Plan of Harleysville Group
Inc. and Associated Employers
dated December 1, 1994 and
amendment dated February 6, 1995 -
incorporated herein by reference
to Exhibit 10(D) to the
Registrant's Annual Report on Form
10-K for the year ended December
31, 1994.

 EXHIBIT
	NO.	            DESCRIPTION OF
EXHIBITS

--------  -----------------------------------
------------
*(10)(E)  Harleysville Mutual Insurance
Company/ Harleysville Group Inc.
Senior Management Incentive
Compensation Plan As Amended and
Restated November 17, 1999 -
incorporated herein by reference to
Exhibit 10(E) to the Registrant's
Annual Report on Form 10-K for

the year ended December 31, 1999.
(10)(F)  Proportional Reinsurance Agreement
effective
as of January 1, 1986 among
Harleysville Mutual Insurance
Company, Huron Insurance Company
and Harleysville Insurance
Company of New Jersey -
incorporated herein by reference
to Exhibit 10(N) to the
Registrant's Form S-1
Registration Statement No. 33-
4885 declared effective May 23,
1986.
*(10)(G)  Equity Incentive Plan of
Registrant, as amended -
incorporated herein by reference
to Exhibit (4)(C) to the
Registrant's Form S-8

Registration Statement No. 333-
25817 filed April 25, 1997.
(10)(H)  Tax Allocation Agreement dated
December 24,
1986 among Harleysville Insurance
Company of New Jersey, Huron
Insurance Company, Worcester
Insurance Company, McAlear
Associates, Inc. and the
Registrant - incorporated herein
by reference to Exhibit 10(Q) to
the Registrant's Annual Report on
Form 10-K for the year ended
December 31, 1986.
 (10)(I)  Amended and Restated Financial Tax
Sharing Agreement dated March 20,
1995 among Huron Insurance
Company, Harleysville Insurance
Company of New Jersey, Worcester
Insurance Company, Harleysville-
Atlantic Insurance Company, New
York Casualty Insurance Company,
Connecticut Union Insurance
Company, Great Oaks Insurance
Company, Lakes States Insurance
Company and the Registrant -
incorporated herein by reference
to Exhibit (10)(L) to the
Registrant's Annual Report on Form
10-K for the year ended December
31, 1994.

 EXHIBIT
	NO.	            DESCRIPTION OF
EXHIBITS

--------  -----------------------------------
------------
 (10)(J)  Amendment, effective July 1, 1987,
to the Proportional Reinsurance
Agreement effective January 1, 1986
among Harleysville Mutual Insurance
Company, Huron Insurance Company,
Harleysville Insurance Company of
New Jersey and Atlantic Insurance
Company of Savannah incorporated
herein by reference to the
Registrant's Form 8-K Report dated
July 1, 1987.
 (10)(K)  Amendment, effective January 1,
1989, to the Proportional
Reinsurance Agreement effective
January 1, 1986 among Harleysville
Mutual Insurance Company, Huron
Insurance Company, Harleysville
Insurance Company of New Jersey,
Atlantic Insurance Company of
Savannah and Worcester Insurance
Company - incorporated herein by
reference to Exhibit 10(U) to the
Registrant's Annual Report on Form
10-K for

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


(10)(M)  Amendments, effective January 1,
1995 and
1993, respectively, to the
Proportional Reinsurance Agreement
effective January 1, 1986 among
Harleysville Mutual Insurance
Company, Huron Insurance Company,
Harleysville Insurance Company of
New Jersey, HarleysvilleAtlantic
Insurance Company, Worcester
Insurance Company, Connecticut
Union Insurance Company, New York
Casualty Insurance Company and
Great Oaks Insurance Company -
incorporated herein by reference
to Exhibit (10)(P) to the
Registrant's Annual Report on Form
10-K for the year ended December
31, 1994.

 EXHIBIT
	NO.	            DESCRIPTION OF
EXHIBITS

--------  -----------------------------------
------------
(10)(N)	Amendment, effective January 1,
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

Registrant's Annual Report on
Form 10-K for the year ended
December 31, 1997.

 EXHIBIT
	NO.	             DESCRIPTION OF
EXHIBITS

--------  -----------------------------------
------------
*(10)(Q) Long-Term Incentive Plan for senior officers of Harleysville Mutual Insurance
Company and Registrant -
incorporated herein by reference to
Exhibit 10(V) to the Registrant's
Annual Report on Form 10-K for the
year ended
		December 31, 1988.
 (10)(R)  Lease and amendment effective
January 1, 2000 between
Harleysville, Ltd. and Harleysville
Mutual Insurance Company -
incorporated herein by reference to
Exhibit 10(R) to the Registrant's
Annual Report on Form 10-K for

the year ended December 31, 1999.
*(10)(S)  1990 Directors' Stock Option
Program of Registrant -
incorporated herein by reference
to Exhibit (10)(R) to the
Registrant's Annual Report on Form
10-K for the year ended December
31, 1990.
*(10)(T)  1995 Directors' Stock Option
Program of Registrant  -
incorporated herein by reference
to Exhibit (10)(S) to the
Registrant's Annual Report on Form
10-K for the year ended December
31, 1993.
*(10)(U)  Harleysville Group Inc. Year 2000
Directors' Stock Option Program of
Registrant incorporated herein by
reference to Exhibit (4)(C) to the
Registrant's Form S-8 Registration
Statement No. 333-85941, filed
August 26, 1999.
(10)(V)  Loan Agreement dated as of March
19, 1998 by
and between Harleysville Group
Inc. and Harleysville Mutual
Insurance Company incorporated
herein by reference to Exhibit
(10)(V) to the Registrant's Annual
Report on Form 10-K for the year
ended December 31, 1997.

 EXHIBIT
	NO.	            DESCRIPTION OF
EXHIBITS

--------  -----------------------------------
------------
(10)(W)	Form of Management Agreements dated
January 1,
1994 between Harleysville Group
Inc. and Harleysville Mutual
Insurance Company, Harleysville-
Garden State Insurance Company,
Mainland Insurance Company,
Pennland Insurance Company,
Berkshire Mutual Insurance Company

and Harleysville Life Insurance
Company incorporated herein by
reference to Exhibit (10)(U) to
the Registrant's Annual Statement
on Form 10-K for the year ended
December 31, 1993.
(10)(X)  Form of Salary Allocation
Agreements dated
January 1, 1993 between
Harleysville Group Inc. and
Harleysville Mutual Insurance
Company, Harleysville-Garden State
Insurance Company, Mainland
Insurance Company, Pennland
Insurance Company, Berkshire
Mutual Insurance Company and
Harleysville Life Insurance
Company - incorporated herein by
reference to Exhibit (10)(U) to
the Registrant's Annual Report on
Form 10-K for the year ended
December 31, 1992.
(10)(Y)  Equipment and Supplies Allocation
Agreement
dated January 1, 1993 between
Harleysville Mutual Insurance
Company and Harleysville Group
Inc. - incorporated herein by
reference to Exhibit (10)(V) to
the Registrant's Annual Report on
Form 10-K for the year ended
December 31, 1992.
*(10)(Z)  Form of Change of Control
Employment Agreements dated July
1, 1999 - incorporated herein by
reference to Exhibit 10(Z) to the
Registrant's Annual Report on Form
10-K for the year ended December
31, 1999.
*(10)(AA) 1992 Incentive Stock Option Plan for Employees Amended and Restated
August 26, 1992 incorporated
herein by reference to Exhibit
(10)(W) to the Registrant's Annual
Report on Form 10-K for the year
ended December 31, 1992.

EXHIBIT
	NO.	            DESCRIPTION OF
EXHIBITS

--------- -----------------------------------
------------
*(10)(AB) Harleysville Group Inc.
Supplemental Retirement Plan
Amended and Restated November 17,
1999 incorporated herein by
reference to Exhibit 10(AB) to the
Registrant's Annual Report on Form
10-K for the year ended December
31, 1999.
*(10)(AC) 1996 Directors' Stock Purchase Plan of Registrant - incorporated herein by reference to Exhibit (4)(C) to the Registrant's Form S-8
Registration Statement No. 333-
03127 filed May 3, 1996.
*(10)(AD) Directors Equity Award Program of
Registrant incorporated herein by
reference to Exhibit (4)(C) to the
Registrant's Form S-8 Registration
Statement No. 333-09701 filed
August 7, 1996.
*(10)(AE) Excess Stock Purchase Plan of
Registrant -

incorporated herein by reference
to Exhibit 4.3 to the Registrant's
Form S-8 Registration Statement
No. 333-37212 filed May 17, 2000.
*(10)(AF) Long Term Incentive Plan of
Registrant incorporated herein by
reference to Exhibit 4.3 to the
Registrant's Form S-8 Registration
Statement No. 333-37386 filed May
19, 2000.
 (13)(A)  Selected Consolidated Financial
Data from the Company's 2000
annual report to stockholders.
 (13)(B)  Management's Discussion and
Analysis of Results of Operations
and Financial Condition from the
Company's 2000 annual report to
stockholders.
 (13)(C)  Quantitative and Qualitative
Disclosures About Market Risk from
the Company's 2000 annual report
to stockholders.
(13)(D)  Consolidated financial statements
from the
		Company's 2000 annual report to
stockholders.
(13)(E)  Market for Common Stock and Related
Security
Holder Matters from the Company's
2000 annual report to
stockholders.

EXHIBIT
	NO.	            DESCRIPTION OF
EXHIBITS

-------	-------------------------------------------
----
 (21)	Subsidiaries of Registrants
 (23)	Independent Auditors' consent and Report on
		Schedules
 (99)(A)  Form 11-K Annual Report for the
Harleysville
Group Inc. Employee Stock Purchase Plan for
		the year ended December 31, 2000.
 (99)(B)  Form 11-K Annual Report for the
Harleysville
Group Inc. Excess Stock Purchase Plan for
		the year ended December 31, 2000.
-----------------
*A management contract, compensatory plan or arrangement required to be separately identified by reason of the provision of Item 14(a)(3).
(b) Reports on Form 8-K
The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

							HARLEYSVILLE
GROUP
	SCHEDULE I - SUMMARY OF
INVESTMENTS OTHER THAN
INVESTMENTS IN RELATED
PARTIES
DECEMBER 31, 2000

(in thousands)
												AMOUNT
A
T

W
H
I
C
H

S
H
O
W
N

I
N

T
H
E

B
A
L
A
N
C
E
	TYPE OF INVESTMENT				  COST        VALUE	SHEET
------------------------  ----------  ----------	-----------
Fixed maturities:
 United States
	government and
	government agencies
	and authorities				$  79,615   $   81,694	$   81,467
 States, municipalities
	and political
		subdivisions					   697,978     723,097	   710,863
 Mortgage-backed
	securities						   105,052     107,840	   107,840
 All other corporate
	bonds							   480,912     484,922	   481,324
									----------  ----------	----------
	Total fixed
		maturities					 1,363,557   1,397,553	 1,381,494
									----------  ----------	----------
Equity securities:
 Common stocks:
	Banks, trust and
		insurance companies			    16,939      31,479	    31,479
	Industrial,
		miscellaneous and
		all other						   108,578     162,271	   162,271
									----------  ----------	----------
	Total equities					   125,517     193,750	   193,750
									----------  ----------	----------
Short-term
investments                  23,881
23,881
									----------		----------
		Total investments				$1,512,955		$1,599,125
									==========		==========

						HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF
PARENT COMPANY
						CONDENSED BALANCE SHEETS

					(in thousands, except share
data)

	DECEMBER 31,

----------
--------
---2000	  1999
							--------	--------
				ASSETS
Short-term investments		$  6,343	$  1,697
Fixed maturities:
 Available for sale, at fair
	value (cost $10 and $10)			    10	      10
Investments in common

 stock of subsidiaries
 (equity method)				 641,755	 598,558
Accrued investment income			    35	      19
Due from affiliate					 7,454	   2,412
Dividends receivable from
 subsidiaries					10,000	  20,000
Other assets					11,031	  10,356
							--------	--------
Total assets                          $676,628
$633,052
							========	========
			LIABILITIES AND SHAREHOLDERS' EQUITY
Debt				$ 93,500	$ 93,500
Accounts payable and
 accrued expenses					12,480	  11,800
Federal income taxes payable			 4,067	     858
							--------	--------
Total liabilities                      110,047
106,158
							--------	--------
Shareholders' equity:
 Preferred stock, $1 par value;

authorized 1,000,000 shares,
	none issued
 Common stock, $1 par value; authorized
80,000,000 shares; issued 2000, 30,001,852 and
1999, 29,498,651 shares; outstanding 2000,
29,001,852
and 1999, 28,812,086 shares			30,002	  29,499
 Additional paid-in capital		 131,537	 124,798
 Accumulated other
	comprehensive income			56,010	  51,682
 Retained earnings				 364,597	 331,769
 Treasury stock, at cost,

	2000, 1,000,000 and
	1999, 686,565 shares		 (15,565)	 (10,854)
							--------	--------
Total shareholders' equity             566,581
526,894
							--------	--------
 Total liabilities and
	shareholders' equity		$676,628	$633,052
							========	========

					HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF
PARENT COMPANY
				CONDENSED STATEMENTS OF INCOME

								(in thousands)
					YEAR ENDED
DECEMBER 31, -------
--------------------
----
2000	  1999	  1998
									--------	--------	--------
Revenues				$ 7,631	$ 7,565	$ 6,756
Expenses:
	Interest						6,468	  6,274	  6,322
	Expenses other than
			interest						1,823	  1,688	  1,474
									-------	-------	-------
												(660)	   (397)	 (1,040)
Income tax benefit						(223)	   (646)	   (369)
									-------	-------	-------
Income (loss) before equity
	in income of subsidiaries					(437)	    249	   (671)
Equity in income of
	subsidiaries					49,129	 39,664	 64,084
									-------	-------	-------
Net income				$48,692	$39,913	$63,413
									=======	=======	=======

							HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF
PARENT COMPANY
						CONDENSED STATEMENTS OF CASH FLOWS

								(in thousands)
					YEAR ENDED DECEMBER 31, --
-----------------------------
2000	   1999	   1998
										---------  ---------	--------
-
Cash flows from operating
	activities:
	Net income					$ 48,692	$ 39,913	$ 63,413
	Adjustments to reconcile
		net income to net cash
		used by operating
		activities:
			Equity in undistributed
				earnings of subsidiaries			(49,129)   (39,664)
(64,084)
			(Increase) decrease in
				accrued investment income						(16)        20
(6)
			Increase (decrease) in
				accrued income taxes						3,209	  (2,143)	   1,927
			Gain on sale of
				investments
(76)
			Other, net							(4,807)     3,386
(1,707)
										--------	--------	--------
				Net cash provided (used)
					by operating activities			(2,051)     1,512
(533)
										--------	--------	--------
Cash flows from investing activities:
	Sales of fixed maturity
			investments												   1,908
	Net sales (purchases) or
			maturities of short-term
			investments					  (4,646)		3,665
(3,441)
													--------   --------	--------
					Net cash provided (used)
						by investing activities    (4,646)		3,665
(1,533)
													--------   --------	--------
Cash flows from financing activities:
	Issuance of common stock			   7,242			5,844	   5,985
	Dividends from subsidiaries		  20,030     15,015	  10,025
	Dividends paid					 (15,864)   (15,182)
(13,944)
	Purchase of treasury stock		  (4,711)   (10,854)
													--------   --------	--------
					Net cash provided (used)
							by financing activities    6,697     (5,177)	   2,066
													--------   --------	--------
	Change in cash					    -			 -	    -
			Cash at beginning of year
													--------   --------	--------
			Cash at end of year				$   -		$   -	$   -
													========   ========	========

				HARLEYSVILLE GROUP
SCHEDULE III - SUPPLEMENTARY
INSURANCE INFORMATION Years Ended
December 31, 2000, 1999 and 1998
(in thousands)

									Liability

									for Unpaid
	Amortization
							Deferred  Losses and							Losses
	of Deferred
							Policy	Loss						  Net	and Loss  Policy
	Other

								Acquisition				Settlement		    Unearned   Earned     Investment
Settlement
Acquisition	Underwriting       Premiums
								Costs	    Expenses   Premiums  Premiums	       Income     Expenses   Costs
Expenses
Written
							-----------		----------		  --------  --------  ----------            -------
---   ------
-----			------------		-------
Year ended
 December 31,
	2000
	Commercial
		lines		$635,184  $215,553 $437,873		$302,590		           $446,719
	Personal
		lines		 157,400   120,392  250,457		 191,084		            254,753
	GAAP
		adjustments<F1>		  72,259   18,153			    (873)
									--------  -------- --------		--------		           --------

		Total  $84,759 $864,843  $354,098 $688,330		$492,801  $177,217  $60,916
$701,472
								======= ========  ======== ========		========  ========  =======
========
			Net
				investment
				income									$86,791
																=======

Year ended
 December 31,
	1999
	Commercial
		lines			$665,391  $206,707 $438,111		$323,372	$448,546
	Personal
		lines			 158,523   116,096  269,089		 199,630	 275,793
	GAAP
		adjustments<F1>				  77,438	28,907
							--------  -------- --------		--------	--------
		Total  $83,541 $901,352  $351,710 $707,200		$523,002  $182,337  $60,226	$724,339
					======= ========  ======== ========		========  ========  =======	========
			Net
				investment
				income										$85,894
														=======
Year ended
 December 31,
	1998
	Commercial

		lines			$627,516  $196,272 $401,949		$284,951	$ 418,774
	Personal
		lines			 186,003   109,392  262,655		 179,529	 267,372
	GAAP
		adjustments<F1>				  79,901	12,108
							--------  -------- --------		--------	--------
		Total  $78,984 $893,420  $317,772 $664,604		$464,480  $169,567  $54,154	$686,146
					======= ========  ======== ========		========  ========  =======	========
			Net
				investment
				income										$86,025
														=======

[FN]
<F1>		GAAP adjustments are not determined separately for
					commercial and personal lines.
					See Note 14 of the Notes to Consolidated Financial
					Statements

									HARLEYSVILLE GROUP
								SCHEDULE IV - REINSURANCE

						YEARS ENDED DECEMBER 31, 2000, 1999 AND
1998
											(in thousands)

												ASSUMED		PERCENTAGE
										CEDED	FROM		OF AMOUNT
						GROSS			TO OTHER  OTHER     NET	ASSUMED
						AMOUNT			COMPANIES COMPANIES AMOUNT	TO NET
						--------			--------- --------- --------
----------
Year ended
 December 31,
 2000
	Property and
	casualty
 premiums		$647,300		$679,770  $720,800  $688,330
104.7%
						========		========  ========  ========
======
Year ended
 December 31,
 1999
	Property and
	casualty
	premiums		$638,604		$670,669  $739,265  $707,200
104.5%
						========		========  ========  ========
======
Year ended
 December 31,
 1998
	Property and
	casualty
	premiums		$589,956		$619,230  $693,878  $664,604
104.4%
						========		========  ========  ========
======

Note: The amounts ceded and assumed include the amounts ceded and assumed under the terms of the pooling arrangement.

										HARLEYSVILLE GROUP
SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION
CONCERNING PROPERTY AND CASUALTY
SUBSIDIARIES

						YEARS ENDED DECEMBER 31, 2000, 1999
AND 1998
											(in thousands)

																	LOSSES
																AND LOSS
															SETTLEMENT
																EXPENSES
					LIABILITY								(BENEFITS)
					FOR UNPAID DISCOUNT,				INCURRED
PAID
					LOSSES AND IF ANY,				RELATED TO
LOSSES
					LOSS		DEDUCTED		---------------
- AND LOSS
					SETTLEMENT FROM				CURRENT  PRIOR
SETTLEMENT
					EXPENSES	RESERVES<F1> YEAR		YEARS
EXPENSES
					---------- ------------ -------  ------
- ----------
Year ended:
 December 31,
		2000	$864,843	$ 7,774			$541,738
$(48,937) $524,131
					========	=======			========
========  ========
 December 31,
		1999	$901,352	$ 8,992			$582,534
$(59,532) $512,607
					========	=======			========
========  ========
 December 31,
		1998	$893,420	$10,272			$507,087
$(42,607) $444,524

			========   =======		 ======== ========
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
							HARLEYSVILLE GROUP
INC.
Date:  March 27, 2001		  By:  /s/ WALTER R. BATEMAN
							---------------------
-----
								Walter R. Bateman

Chairman of
the Board,
President
and
								Chief
Executive Officer
Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed
by the following persons  on behalf  of  the
Registrant in the capacities and on the  dates
indicated.
		SIGNATURE		  TITLE
DATE
--------------------  ---------------------    ---
----------
				Chairman of the Board,
				President,
				Chief Executive Officer
/s/WALTER R. BATEMAN  and a Director
March 27, 2001 --------------------
	Walter R. Bateman
				Senior Vice President

and Chief Financial
Officer (principal
financial officer
and principal
/s/BRUCE J. MAGEE	accounting officer)
March 27, 2001
--------------------
	Bruce J. Magee

						SIGNATURES
					(Continued)
		SIGNATURE					  TITLE
DATE
--------------------------				---------	--
------------
/s/LOWELL R. BECK					Director
	March 27, 2001
--------------------------
	Lowell R. Beck
/s/MICHAEL L. BROWNE					Director
	March 27, 2001
--------------------------
	Michael L. Browne
/s/ROBERT D. BUZZELL					Director
	March 27, 2001
--------------------------
	Robert D. Buzzell
/s/MIRIAN M. GRADDICK-WEIR				Director
	March 27, 2001
--------------------------
	Mirian M. Graddick-Weir
/s/JOSEPH E. MCMENAMIN					Director
	March 27, 2001
--------------------------
	Joseph E. McMenamin
/s/FRANK E. REED					Director
	March 27, 2001
--------------------------
	Frank E. Reed
/s/JERRY S. ROSENBLOOM					Director
	March 27, 2001
--------------------------
	Jerry S. Rosenbloom

EXHIBIT INDEX
 EXHIBIT
	NO.		            DESCRIPTION OF EXHIBITS
--------	--------------------------------------
---------
(13)(A)   Selected Consolidated Financial Data
from the
			Company's 2000 annual report to
stockholders.

(13)(B)   Management's Discussion and Analysis
of Results
of Operations and Financial
Condition from the Company's 2000
annual report to stockholders.
 (13)(C)	Quantitative and Qualitative
Disclosures About
Market Risk from the Company's 2000
annual report to stockholders.
(13)(D)   Consolidated financial statements
from the
	Company's 2000 annual report to
stockholders.
(13)(E)   Market for Common Stock and Related
Security
Holder Matters from the Company's
2000 annual report to stockholders.
 (21)	Subsidiaries of Registrant.
(23)      Independent Auditors' Consent and
Report on
	Schedules
(99)(A)   Form 11-K Annual Report for the
Harleysville
Group Inc. Employee Stock Purchase
Plan for the year ended December
31, 2000.
(99)(B)   Form 11-K Annual Report for the
Harleysville
Group Inc. Excess Stock Purchase
Plan for the year ended December
31, 2000.