Form 10-Q
period 2001-03-31
HARLEYSVILLE GROUP INC
filed 2001-05-14
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended      MARCH  31,  2001.
                                      --------------------

     OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  to

Commission  file  number     0-14697
                         -----------

                             HARLEYSVILLE GROUP INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                    51-0241172
------------------               ---------------
(State  or  other  jurisdiction  of                (I.R.S.  Employer
incorporation  or  organization)                    Identification  No.)

       355  MAPLE  AVENUE,  HARLEYSVILLE,  PENNSYLVANIA  19438-2297
     --------------------------------------------------------------
     (Address  of  principal  executive  offices,  including  zip  code)

                                 (215) 256-5000
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X.  No.
    ---

     At May 4, 2001 29,183,218 shares of common stock of Harleysville Group Inc. were outstanding.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                             Page  Number
                                                             ------------

Part  I  -  Financial  Information

     Consolidated  Balance  Sheets  -  March  31,  2001  and
        December  31,  2000                                        3

     Consolidated  Statements  of  Income  -  For  the
        three  months  ended  March  31,  2001  and  2000          4

     Consolidated  Statement  of  Shareholders'  Equity  -
        For  the  three  months  ended  March  31,  2001           5

     Consolidated  Statements  of  Cash  Flows  -
        For  the  three  months  ended  March  31,  2001
        and  2000                                                  6

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


Part  II  -  Other  Information                                   17

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                               MARCH 31,    DECEMBER 31,
                                                 2001           2000
                                              -----------  --------------
         (Unaudited)
                   ASSETS
--------------------------------------------
Investments:
  Fixed maturities:
    Held to maturity, at amortized
      cost (fair value $482,176
      and $578,662)                           $  460,482   $     562,603
    Available for sale, at fair value
      (amortized cost $865,150 and $800,954)     898,118         818,891
  Equity securities, at fair value
    (cost $123,580 and $125,517)                 169,353         193,750
  Short-term investments, at cost,
    which approximates fair value                 66,357          23,881
                                              -----------  --------------
      Total investments                        1,594,310       1,599,125
Cash                                              17,329          28,395
Receivables:
  Premiums                                       105,353         101,511
  Reinsurance                                     77,445          76,841
  Accrued investment income                       20,618          23,316
                                              -----------  --------------
      Total receivables                          203,416         201,668
Deferred policy acquisition costs                 84,606          84,759
Prepaid reinsurance premiums                      20,502          18,154
Property and equipment, net                       27,307          27,621
Deferred income taxes                             24,165          19,545
Other assets                                      39,540          42,595
                                              -----------  --------------
      Total assets                            $2,011,175   $   2,021,862
                                              ===========  ==============

      LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------
Liabilities:
  Unpaid losses and loss
    settlement expenses                       $  857,414   $     864,843
  Unearned premiums                              362,207         354,098
  Accounts payable and accrued expenses          102,643         120,210
  Debt                                            96,450          96,450
  Due to affiliate                                21,763          19,680
                                              -----------  --------------
      Total liabilities                        1,440,477       1,455,281
                                              -----------  --------------

Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued 30,174,963
    and 30,001,852 shares; outstanding
    29,174,963 and 29,001,852 shares              30,175          30,002
  Additional paid-in capital                     134,674         131,537
  Accumulated other comprehensive income          51,182          56,010
  Retained earnings                              370,232         364,597
  Treasury stock, at cost, 1,000,000 shares      (15,565)        (15,565)
                                              -----------  --------------

      Total shareholders' equity                 570,698         566,581
                                              -----------  --------------

      Total liabilities and
        shareholders' equity                  $2,011,175   $   2,021,862
                                              ===========  ==============


See  accompanying  notes  to  consolidated  financial  statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                  (dollars in thousands, except per share data)


                                          2001       2000
                                        ---------  ---------
Revenues:
  Premiums earned                       $177,274   $170,241
  Investment income, net of
    investment expense                    21,325     21,770
  Realized investment gains (losses)      (2,353)     1,274
  Other income                             4,074      4,134
                                        ---------  ---------

      Total revenues                     200,320    197,419
                                        ---------  ---------

Losses and expenses:

  Losses and loss settlement expenses    126,509    127,491
  Amortization of deferred policy
    acquisition costs                     45,175     43,987
  Other underwriting expenses             14,723     15,840
  Interest expense                         1,621      1,660
  Other expenses                           1,495      1,666
                                        ---------  ---------

      Total expenses                     189,523    190,644
                                        ---------  ---------

      Income before income taxes          10,797      6,775

Income taxes (benefit)                     1,079       (466)
                                        ---------  ---------

      Net income                        $  9,718   $  7,241
                                        =========  =========

Per common share:

  Basic earnings                        $    .33   $    .25
                                        =========  =========

  Diluted earnings                      $    .33   $    .25
                                        =========  =========

  Cash dividend                         $    .14   $   .135
                                        =========  =========


See  accompanying  notes  to  consolidated  financial  statements.



                               HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                              (Unaudited)
                               FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                        (dollars in thousands)

                                                         ACCUMULATED
                        COMMON STOCK        ADDITIONAL   OTHER
                                            PAID-IN      COMPREHENSIVE  RETAINED  TREASURY
                      SHARES     AMOUNT     CAPITAL      INCOME         EARNINGS  STOCK      TOTAL
                    ----------  --------  --------------  ----------  ----------  ---------  ---------

Balance,
 December 31, 2000  30,001,852  $ 30,002  $      131,537  $  56,010   $ 364,597   $(15,565)  $566,581
                                                                                             ---------

Net income                                                                9,718                 9,718

Other compre-
 hensive income,
 net of tax:
  Unrealized
  investment
  losses, net of
  reclassification
  adjustment                                                 (4,828)                           (4,828)
                                                                                             ---------

Comprehensive
 income                                                                                         4,890
                                                                                             ---------

Issuance of
 common stock          173,111       173           3,137                                        3,310

Cash dividend
 paid                                                                    (4,083)               (4,083)
                                                                      ----------             ---------

Balance at
 March 31, 2001     30,174,963  $ 30,175  $      134,674  $  51,182   $ 370,232   $(15,565)  $570,698
                    ==========  ========  ==============  ==========  ==========  =========  =========



See  accompanying  notes  to  consolidated  financial  statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (in thousands)

                                               2001       2000
                                             ---------  ---------
Cash flows from operating activities:
  Net income                                 $  9,718   $  7,241
  Adjustments to reconcile net income
    to net cash used by operating
    activities:
      Change in receivables, unearned
        premiums, prepaid reinsurance
        and due to affiliate                    6,096     (8,590)
      Increase (decrease) in unpaid losses
        and loss settlement expenses           (7,429)     9,279
      Deferred income taxes                    (1,879)    (1,394)
      Decrease in deferred policy
        acquisition costs                         153        810
      Amortization and depreciation               719        865
      (Gain) loss on sale of investments        2,353     (1,274)
      Other, net                              (14,425)   (18,595)
                                             ---------  ---------
        Net cash used by operating
          activities                           (4,694)   (11,658)
                                             ---------  ---------

Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                                 (60,407)   (35,864)
    Sales or maturities                        99,540     24,346
  Equity securities:
    Purchases                                  (1,671)   (12,269)
    Sales                                         135      5,807
  Net (purchases) sales of short-
    term investments                          (42,476)    33,121
  Purchase of property and equipment             (267)    (1,299)
                                             ---------  ---------
        Net cash provided (used)
          by investing activities              (5,146)    13,842
                                             ---------  ---------

Cash flows from financing activities:
  Issuance of common stock                      2,857      1,945
  Dividend paid                                (4,083)    (3,900)
  Purchase of treasury stock                   (1,022)
                                             ---------
        Net cash used by
          financing activities                 (1,226)    (2,977)
                                             ---------  ---------

Decrease in cash                              (11,066)      (793)

Cash at beginning of period                    28,395     20,273
                                             ---------  ---------

Cash at end of period                        $ 17,329   $ 19,480
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

     These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2000 included in the Company's 2000 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

2  -  Earnings  Per  Share

     The computation of basic and diluted earnings per share is as follows for the three months ended March 31:

                             2001         2000
                          -----------  -----------

 (dollars in thousands,
 except per share data)

Numerator for basic
  and diluted earnings
  per share:
    Net income            $     9,718  $     7,241
                          ===========  ===========

Denominator for basic
  earnings per share --
  weighted average
  shares outstanding       29,137,261   28,900,561

Effect of stock
  incentive plans             583,071      110,864
                          -----------  -----------

Denominator for
  diluted earnings
  per share                29,720,332   29,011,425
                          ===========  ===========

Basic earnings
  per share               $       .33  $       .25
                          ===========  ===========

Diluted earnings
  per share               $       .33  $       .25
                          ===========  ===========


                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:


                  FOR  THE  THREE  MONTHS
                     ENDED  MARCH  31,
                       2001  2000
                       ----  -----
                     (in thousands)

Number of options       -    1,343
                       ====  =====

3  -  Reinsurance

     Premiums earned are net of amounts ceded of $14,971,000 and $19,689,000 for the three months ended March 31, 2001 and 2000, respectively. Losses and loss settlement expenses are net of amounts ceded of $16,341,000 and $12,121,000 for the three months ended March 31, 2001 and 2000, respectively. Such amounts do not include the reinsurance transactions with Mutual under the pooling arrangement.

     Harleysville Group has a reinsurance agreement with Harleysville Mutual Insurance Company (Mutual) whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes, and supplements the existing external catastrophe reinsurance program. Under the agreement, Harleysville Group ceded premiums earned of $1,617,000 and $1,548,000 and losses incurred of $159,000 and $56,000 to  Mutual  for  the  three  months ended March 31, 2001 and 2000, respectively.

     Harleysville Group cedes business to and assumes business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset and the net balance with Mutual is a liability at March 31, 2001 and December 31, 2000. Mutual has an A. M. Best rating of "A" (Excellent) and, in accordance with certain state regulatory requirements, maintained $351.5 million (fair value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at March 31, 2001.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4  -  Cash  Flows

     There were cash tax payments of $2,108,000 in the first quarter of 2001. There were no cash tax payments in the first quarter of 2000. Cash interest payments of $305,000 and $306,000 were made in the first quarter of 2001 and 2000, respectively.

5  -  Restructuring  Charges

     On July 29, 1999, Harleysville Group announced a plan to consolidate its claims operations from 23 general claims offices into a centralized direct reporting center and four specialized regional claims centers. As a result of this consolidation, the Company recorded a restructuring charge in 1999 for employee termination benefits to be paid and occupancy charges.

     Employee termination benefits include severance payments and related benefits and outplacement services for 173 employees. Severance payments totaling $1,793,000 have been made to 172 employees, and the remaining accrual for employee termination benefits is $10,000 at March 31, 2001. Included in occupancy charges are future lease obligations, less anticipated sublease benefits, for leased premises which will no longer be used by the claims operation. Through March 31, 2001, operations in the 23 general claims offices have been closed. Payments totaling $418,000 have been made, and the remaining accrual for occupancy charges is $201,000 at March 31, 2001.

     On February 7, 2000, Harleysville Group announced a plan to consolidate selected support services and office functions throughout its field operations. As a result of this consolidation, the Company recorded a restructuring charge in 2000 for employee termination benefits to be paid, occupancy charges and a write-down of equipment to fair value. This charge was included in other underwriting expenses.

     Employee termination benefits include severance payments and related benefits and outplacement services for 109 employees. Severance payments totaling $883,000 have been made to the 109 employees. Included in occupancy charges is a future lease obligation, less anticipated sublease benefits, for leased premises which will no longer be used. Payments totally $67,000 have been made and the remaining accrual for occupancy charges is $121,000 at March 31, 2001. Also, as a direct result of the consolidation, a loss of $52,000 was realized on the disposal of equipment.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     Both  consolidations  were  completed  in  2000.



                          ACTIVITY IN THE RESTRUCTURING ACCRUALS
                          --------------------------------------
                                      (IN THOUSANDS)

                       CLAIMS                             FIELD
                       RESTRUCTURING                      RESTRUCTURING
                       ------------------------           -----------------------
                       EMPLOYEE                           EMPLOYEE
                       TERMINATION                        TERMINATION
                       BENEFITS    OCCUPANCY    TOTAL     BENEFITS    OCCUPANCY    TOTAL
                      ----------  -----------  --------  ----------  -----------  -------
Restructuring charge  $   2,017   $      594   $ 2,611
Reversal of prior
 accrual due to
 voluntary
 terminations
 and additional
 sublease benefits          (42)         (57)      (99)
                      ----------  -----------  --------
Balance at
 December 31, 1999    $   1,975   $      537   $ 2,512
                      ==========  ===========  ========
Restructuring
 charge                                                  $     899    $  188   $ 1,087
Cash payments            (1,793)        (371)   (2,164)       (883)      (50)     (933)
Change in prior
 accrual due to
 voluntary
 terminations
 greater than
 anticipated and
 reduced sublease
 benefits                  (172)          50      (122)        (16)               (16)
                     ----------  -----------  --------   ---------  ---------  -------
Balance at
 December 31, 2000    $      10   $      216   $   226   $            $  138   $  138
Cash payments                            (47)      (47)                  (17)     (17)
Change in prior
 accrual due to
 reduced sublease
 benefits                                 32        32
                     ----------  -----------  --------   ---------  ---------   -----
Balance at
 March 31, 2001       $      10   $      201   $   211   $            $  121   $  121
                      ==========  ===========  ========  ==========  =======  =======

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


6  -  Segment  Information

     The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

     Financial data by segment is as follows for the three months ended March 31, 2001 and 2000:



                                 2001       2000
                               ---------  ---------
                                  (in thousands)
Revenues:
  Premiums earned:
    Commercial lines           $116,458   $108,023
    Personal lines               60,816     62,218
                               ---------  ---------
      Total premiums earned     177,274    170,241
  Net investment income          21,325     21,770
  Realized investment
    gains (losses)               (2,353)     1,274
  Other                           4,074      4,134
                               ---------  ---------
Total revenues                 $200,320   $197,419
                               =========  =========

Income before income taxes:
  Underwriting loss:
    Commercial lines           $ (3,195)  $ (7,898)
    Personal lines               (6,087)    (9,221)
                               ---------  ---------
      SAP underwriting loss      (9,282)   (17,119)
  GAAP adjustments                  149         42
                               ---------  ---------
      GAAP underwriting loss     (9,133)   (17,077)
  Net investment income          21,325     21,770
  Realized investment
    gains (losses)               (2,353)     1,274
  Other                             958        808
                               ---------  ---------
Income before income taxes     $ 10,797   $  6,775
                               =========  =========

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

7  -  Comprehensive  Income

     Comprehensive income for the three months ended March 31, 2001 and 2000 consisted of the following (all amounts are net of taxes):

                                      2001      2000
                                    --------  --------
                                      (in thousands)

  Net income                        $ 9,718   $ 7,241
  Other comprehensive income:
    Unrealized investment holding
      gains (losses) arising
      during period                  (6,376)   11,671
  Less:
    Reclassification adjustment
     for (gains) losses included
     in net income                    1,548      (826)
                                    --------  --------

  Net unrealized investment
    gains (losses)                   (4,828)   10,845
                                    --------  --------

  Comprehensive income              $ 4,890   $18,086
                                    ========  ========

8  -  New  Accounting  Standards

          Harleysville Group transferred investments with an amortized cost of $81.0 million and unrealized gains of $1.5 million from the held to maturity classification to the available for sale classification on January 1, 2001, under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. Harleysville Group has no derivative instruments or hedging activities.

9  -  New  Statutory  Accounting  Principles

     The NAIC has adopted the Codification of Statutory Accounting Principles with an effective date of January 1, 2001. The codification principles are intended to provide a basis of accounting recognized and adhered to in the absence of, conflict with, or silence of, state statutes and regulations. The impact of the codified principles on the statutory capital and surplus of the Company's insurance subsidiaries ranges from (2%) to 9% of statutory capital and surplus and, on a consolidated basis, increases statutory capital and surplus by approximately 7%.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Results  of  Operations

     Premiums earned increased $7.0 million during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The increase is primarily due to an increase of $8.4 million in premiums earned for commercial lines partially offset by a decline of $1.4 million in personal lines premiums earned. The increase in premiums earned for commercial lines primarily is due to higher rates partially offset by fewer policy counts. The decline in premiums earned for personal lines primarily is due to fewer policy counts partially offset by higher rates.

     Investment income decreased $0.4 million for the three months ended March 31, 2001 primarily resulting from a lower yield and a lower level of invested assets.

     Realized investment gains (losses) were $3.6 million lower for the three months ended March 31, 2001 compared to the same prior year quarter primarily resulting from lesser sales of equity securities and from an increase of $2.6 million in losses recognized on equity investments that were trading below cost on an other-than-temporary basis, offset by greater gains on the sale of fixed maturity securities.

     Income before income taxes increased $4.0 million for the three months ended March 31, 2001, primarily due to a lower underwriting loss offset by lower realized gains (losses) and lower investment income. Harleysville Group's statutory combined ratio decreased to 104.2% for the three months ended March 31, 2001 from 111.6% for the three months ended March 31, 2000. The three months ended March 31, 2000 included a pre-tax charge of $1.1 million ($.03 per basic share after taxes) related to the consolidation of selected non-claims support services and office functions throughout the field operations. This restructuring charge adversely affected the statutory combined ratio by 0.7 points for the three months ended March 31, 2000. Income before income taxes for the three months ended March 31, 2000 also was reduced by $1.9 million ($0.04 per basic share after taxes) to reflect the effect of a settlement of litigation between the North Carolina Rate Bureau and the Commissioner of Insurance over personal automobile insurance rate levels dating back to 1994. The settlement, which mandated a refund of premium be made to policyholders, adversely affected the combined ratio by 1.2 points. Excluding the impacts of the field restructuring and North Carolina Rate Bureau settlement, the statutory combined ratio decreased 5.5 points primarily due to better results in commercial lines, particularly commercial automobile. These improved commercial lines results primarily are due to higher pricing of commercial lines policies. Losses ceded under the

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (Continued)

aggregate catastrophe reinsurance agreement with Mutual did not change significantly for the three months ended March 31, 2001 and net catastrophe losses decreased $1.6 million due to fewer catastrophes.

     The income tax expense for each of the three month periods ended March 31, 2001 and 2000 includes the tax benefit of tax-exempt investment income of $2.7 million and $2.9 million, respectively.

Liquidity  and  Capital  Resources

     Operating activities used $4.7 million and $11.7 million of net cash for the three months ended March 31, 2001 and 2000, respectively. The change primarily is from improved underwriting cash flow. Change in the amount of realized gains (losses) and a change in the amount of other liabilities.

     Investing activities used $5.1 million for the three months ended March 31, 2001 and provided $13.8 million of net cash for the three months ended March 31, 2000. The increase is primarily due to an increase in the purchase of short-term investments, partially offset by an increase in net sales of fixed maturity investments and equity securities.

     Net cash used by financing activities decreased $1.8 million for the three months ended March 31, 2001 primarily due to a decrease in the purchase of treasury stock and an increase in the issuance of common stock.

     Harleysville Group Inc. had $13.8 million of cash and marketable securities at March 31, 2001 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. The Company has no material commitments for capital expenditures as of March 31, 2001.

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

     Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2000 to March 31, 2001. In addition, the Company has maintained approximately the same investment mix during this period.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

                           PART II.  OTHER INFORMATION


ITEM  1.     Legal  Proceedings  -  None

ITEM  2.     Changes  in  Securities  -  None

ITEM  3.     Defaults  Upon  Senior  Securities  -  None

ITEM  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     The annual meeting of stockholders of Harleysville Group Inc. was held on April 25, 2001 (the "Annual Meeting" or "Meeting"), with the following result:

     The total number of shares represented at the Annual Meeting in person or by proxy was 27,133,590 of the 29,164,259 shares of common stock outstanding and entitled to vote at the Meeting.

     On the resolution to elect Lowell R. Beck, Robert D. Buzzell and Joseph E. McMenamin as class "A" Directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for Director received the number of votes set forth opposite their respective names:

                                Number  of  Votes
                             --------------------
                                 For     Withheld
                              -------     --------

     Lowell  R.  Beck        27,079,370     54,220
     Robert  D.  Buzzell     27,081,370     52,220
     Joseph  E.  McMenamin   27,089,044     44,546


     There were no abstentions or broker non-votes recorded. On the basis of the above vote, Lowell R. Beck, Robert D. Buzzell and Joseph E. McMenamin were elected as class "A" Directors to serve until the expiration of their respective terms and until their successors are duly elected.

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



                                   HARLEYSVILLE  GROUP  INC.


Date:   May  14,  2001        /s/BRUCE  J.  MAGEE
      ----------------    -------------------------
                           Bruce  J.  Magee
                           Senior  Vice  President  and
                           Chief  Financial  Officer
                          (principal  financial  officer  and
                           principal  accounting  officer)