Form 10-Q
period 2001-06-30
HARLEYSVILLE GROUP INC
filed 2001-08-09
CIK 792013

SECURITIES  AND  EXCHANGE  COMMISSION
           WASHINGTON,  D.C.  20549

     FORM  10-Q


(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended    JUNE  30,  2001.
                                      ----------------

     OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  to


Commission  file  number   0-14697
                           -------


                     HARLEYSVILLE  GROUP  INC.
             ---------------------------------------
   (Exact  name  of  registrant  as  specified  in  its  charter)


            DELAWARE                                51-0241172
-----------------------------------            --------------------
(State  or  other  jurisdiction  of             (I.R.S.  Employer
incorporation  or  organization)               Identification  No.)


       355  MAPLE  AVENUE,  HARLEYSVILLE,  PENNSYLVANIA  19438-2297
      -------------------------------------------------------------
     (Address  of  principal  executive  offices,  including  zip  code)


                       (215)  256-5000
              ---------------------------------
     (Registrant's  telephone  number,  including  area  code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X.  No.
     ---


     At August 1, 2001, 29,354,335 shares of common stock of Harleysville Group Inc. were outstanding.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     INDEX



                                                               Page  Number
                                                               ------------

Part  I  -  Financial  Information


  Consolidated  Balance  Sheets  -  June  30,  2001  and
    December  31,  2000                                               3

  Consolidated  Statements  of  Income  -  For  the  three
    months  ended  June  30,  2001  and  2000                         4

  Consolidated  Statements  of  Income  -  For  the  six
    months  ended  June  30,  2001  and  2000                         5

  Consolidated  Statement  of  Shareholders'  Equity  -
    For  the  six  months  ended  June  30,  2001                     6

  Consolidated  Statements  of  Cash  Flows  -
    For  the  six  months  ended  June  30,  2001
    and  2000                                                         7

  Notes  to  Consolidated  Financial  Statements                      8

  Management's  Discussion  and  Analysis  of  Results
    of  Operations  and  Financial  Condition                        15

  Quantitative  and  Qualitative  Disclosure  About
    Market  Risk                                                     19

Part  II  -  Other  Information                                      20



     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     CONSOLIDATED  BALANCE  SHEETS
     (in  thousands,  except  share  data)

                                                JUNE 30,    DECEMBER 31,
                                                 2001          2000
                                              ----------    -----------
                                              (unaudited)
                   ASSETS
--------------------------------------------
Investments:
  Fixed maturities:
    Held to maturity, at amortized
      cost (fair value $472,272
      and $578,662)                           $  454,009     $  562,603
    Available for sale, at fair value
      (amortized cost $905,134 and
      $800,954)                                  930,358        818,891
  Equity securities, at fair value
    (cost $118,071 and $125,517)                 172,560        193,750
  Short-term investments, at cost,
    which approximates fair value                 25,559         23,881
                                              ----------     ----------
      Total investments                        1,582,486      1,599,125

Cash                                              16,092         28,395
Receivables:
  Premiums                                       118,082        101,511
  Reinsurance                                     82,901         76,841
  Accrued investment income                       22,007         23,316
                                              ----------     ----------
      Total receivables                          222,990        201,668
Deferred policy acquisition costs                 87,793         84,759
Prepaid reinsurance premiums                      17,945         18,154
Property and equipment, net                       28,007         27,621
Deferred income taxes                             25,186         19,545
Other assets                                      37,241         42,595
                                              ----------     ----------
      Total assets                            $2,017,740     $2,021,862
                                              ==========     ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------
Liabilities:
  Unpaid losses and loss settlement
    expenses                                  $  859,022     $  864,843
  Unearned premiums                              376,281        354,098
  Accounts payable and accrued expenses           97,556        120,210
  Debt                                            96,055         96,450
  Due to affiliate                                 8,855         19,680
                                              ----------     ----------
      Total liabilities                        1,437,769      1,455,281
                                              ----------     ----------

Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued 30,272,286
    and 30,001,852 shares; outstanding
    29,272,286 and 29,001,852 shares              30,272         30,002
  Additional paid-in capital                     136,334        131,537
  Accumulated other comprehensive income          51,814         56,010
  Retained earnings                              377,116        364,597
  Treasury stock, at cost, 1,000,000 shares      (15,565)       (15,565)
                                              ----------     ----------

      Total shareholders' equity                 579,971        566,581
                                              ----------     ----------

      Total liabilities and
        shareholders' equity                  $2,017,740     $2,021,862
                                              ==========     ==========


See  accompanying  notes  to  consolidated  financial  statements.


     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     CONSOLIDATED  STATEMENTS  OF  INCOME
     (UNAUDITED)

     FOR  THE  THREE  MONTHS  ENDED  JUNE  30,  2001  AND  2000
     (dollars  in  thousands,  except  per  share  data)

                                          2001       2000
                                        --------   --------
Revenues:
  Premiums earned                       $179,372   $171,693
  Investment income, net of
    investment expenses                   21,143     21,514
  Realized investment gains (losses)      (1,025)     1,365
  Other income                             3,952      4,362
                                        --------   --------

      Total revenues                     203,442    198,934
                                        --------   --------

Losses and expenses:

  Losses and loss settlement expenses    127,152    125,028
  Amortization of deferred policy
    acquisition costs                     44,482     44,557
  Other underwriting expenses             15,629     14,088
  Interest expense                         1,565      1,618
  Other expenses                           1,481      1,521
                                        --------   --------

      Total expenses                     190,309    186,812
                                        --------   --------

      Income before income taxes          13,133     12,122

Income taxes                               2,155      1,417
                                        --------   --------

      Net income                        $ 10,978   $ 10,705
                                        ========   ========

Per common share:

  Basic earnings                        $    .38   $    .37
                                        ========   ========

  Diluted earnings                      $    .37   $    .37
                                        ========   ========

  Cash dividend                         $    .14   $   .135
                                        ========   ========


See  accompanying  notes  to  consolidated  financial  statements.


     HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
     CONSOLIDATED  STATEMENTS  OF  INCOME
     (UNAUDITED)

     FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2001  AND  2000
     (dollars  in  thousands,  except  per  share  data)


                                           2001      2000
                                        ---------  --------
Revenues:
  Premiums earned                       $356,646   $341,934
  Investment income, net of
    investment expenses                   42,468     43,284
  Realized investment gains (losses)      (3,378)     2,639
  Other income                             8,026      8,496
                                        --------   --------

      Total revenues                     403,762    396,353
                                        --------   --------

Losses and expenses:

  Losses and loss settlement expenses    253,661    252,519
  Amortization of deferred policy
    acquisition costs                     89,657     88,544
  Other underwriting expenses             30,352     29,928
  Interest expense                         3,186      3,278
  Other expenses                           2,976      3,187
                                        --------   --------

      Total expenses                     379,832    377,456
                                        --------   --------

      Income before income taxes          23,930     18,897

Income taxes                               3,234        951
                                        --------   --------

      Net income                        $ 20,696   $ 17,946
                                        ========   ========

Per common share:

  Basic earnings                        $    .71   $    .62
                                        ========   ========

  Diluted earnings                      $    .70   $    .62
                                        ========   ========

  Cash dividend                         $    .28   $    .27
                                        ========   ========


See  accompanying  notes  to  consolidated  financial  statements.


     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
     (UNAUDITED)

     FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2001
     (dollars  in  thousands)


                                                        ACCUMULATED
                                           ADDITIONAL   OTHER
                        COMMON STOCK       PAID-IN      COMPREHENSIVE    RETAINED   TREASURY
                     SHARES       AMOUNT   CAPITAL      INCOME           EARNINGS   STOCK      TOTAL
                     -------------------   ----------   --------------   --------   --------   --------
Balance,
 December 31, 2000   30,001,852   $30,002   $131,537    $56,010         $364,597   $(15,565)   $566,581
                                                                                               --------

Net income                                                                20,696                 20,696

Other compre-
 hensive income,
 net of tax:
  Unrealized
  investment
  losses, net of
  reclassification
  adjustment                                             (4,196)                                 (4,196)
                                                                                               --------

Comprehensive
  income                                                                                         16,500
                                                                                              ---------

Issuance of
  common stock          270,434       270      4,797                                              5,067

Cash dividend
  paid                                                                    (8,177)                (8,177)
                    -----------   -------   --------    -------         --------   --------    --------

Balance at
  June 30, 2001      30,272,286   $30,272   $136,334    $51,814         $377,116   $(15,565)   $579,971
                    ===========   =======   ========    =======         ========   ========    ========


See  accompanying  notes  to  consolidated  financial  statements.



     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
     (UNAUDITED)

     FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2001  AND  2000
                      (in  thousands)


                                             2001       2000
                                          ---------   ---------
Cash flows from operating activities:
  Net income                              $  20,696   $ 17,946
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Change in receivables, unearned
        premiums, prepaid reinsurance
        and due to affiliate                 (9,755)   (20,966)
      Decrease in unpaid losses and
        loss settlement expenses             (5,821)      (893)
      Deferred income taxes                  (3,241)    (1,753)
      Increase in deferred policy
        acquisition costs                    (3,034)    (1,759)
      Amortization and depreciation           1,201      1,761
      (Gain) loss on sale of investments      3,378     (2,639)
      Other, net                            (16,995)    (4,049)
                                          ---------   --------
        Net cash used by operating
          activities                        (13,571)   (12,352)
                                          ---------   --------

Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                              (177,225)   (48,613)
    Sales or maturities                     184,441     64,764
  Equity securities:
    Purchases                                (5,967)   (17,134)
    Sales                                     7,429     11,088
  Net (purchases) sales of short-term
    investments                              (1,678)    20,443
  Purchase of property and equipment         (1,331)    (1,968)
                                          ---------   --------
        Net cash provided by
          investing activities                5,669     28,580
                                          ---------   --------

Cash flows from financing activities:
  Issuance of common stock                    4,171      2,377
  Repayment of debt obligations                (395)      (360)
  Dividend paid                              (8,177)    (7,772)
  Purchase of treasury stock                            (4,711)
                                          ---------   --------
        Net cash used by
          financing activities               (4,401)   (10,466)
                                          ---------   --------

Increase (decrease) in cash                 (12,303)     5,762

  Cash at beginning of period                28,395     20,273
                                          ---------   --------

  Cash at end of period                   $  16,092   $ 26,035
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

2  -  Earnings  Per  Share

     The  computation  of  basic  and  diluted earnings per share is as follows:




                    FOR  THE  THREE  MONTHS   FOR  THE  SIX  MONTHS
                        ENDED  JUNE  30,        ENDED  JUNE  30,
                          2001     2000          2001     2000
                    -----------------------   ---------------------
                                    (in  thousands,
                                except  per  share  data)


Numerator for basic
  and diluted earnings
  earnings per share:
    Net income           $10,978  $10,705      $20,696  $17,946
                         =======  =======      =======  =======

Denominator for basic
  earnings per share --
  weighted average
  shares outstanding      29,206   28,763       29,172   28,832

Effect of stock
  incentive plans            593      174          594      171
                         -------  -------      -------  -------

Denominator for
  diluted earnings
  per share               29,799   28,937       29,766   29,003
                         =======  =======      =======  =======

Basic earnings
  per share              $   .38  $   .37      $   .71  $   .62
                         =======  =======      =======  =======

Diluted earnings
  per share              $   .37  $   .37      $   .70  $   .62
                         =======  =======      =======  =======


     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     (UNAUDITED)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     (Continued)

     The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                 FOR  THE  THREE  MONTHS     FOR  THE  SIX  MONTHS
                     ENDED  JUNE  30,          ENDED  JUNE  30,
                       2001     2000             2001    2000
                 -----------------------     --------------------
                                    (in  thousands)

Number  of  options     453     1,270             -     1,270
                        ===     =====            ===    =====

3  -  Reinsurance

     Premiums earned are net of amounts ceded of $16,032,000 and $31,003,000 for the three and six months ended June 30, 2001, respectively, and $21,145,000 and $40,834,000 for the three and six months ended June 30, 2000, respectively. Losses and loss settlement expenses are net of amounts ceded of $19,623,000 and $35,964,000 for the three and six months ended June 30, 2001, respectively, and $14,647,000 and $26,768,000 for the three and six months ended June 30, 2000, respectively. Such amounts do not include the reinsurance transactions with Mutual under the pooling arrangement, but do include the reinsurance described in the following paragraph.

     Harleysville Group has a reinsurance agreement with Harleysville Mutual Insurance Company (Mutual) whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded to Mutual premiums earned of $1,864,000 and $1,826,000 and losses incurred of $4,833,000 and $1,655,000, for the three months ended June 30, 2001 and 2000, respectively. Harleysville Group ceded to Mutual premiums earned of $3,481,000 and $3,374,000 and loss incurred of $4,992,000 and $1,711,000 for the six months ended June 30, 2001 and 2000, respectively.

     Harleysville Group cedes business to and assumes business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset and the net balance with Mutual is a liability at June 30, 2001 and December 31, 2000. Mutual has an A. M. Best rating of "A"

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     (UNAUDITED)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     (Continued)

(Excellent) and, in accordance with certain state regulatory requirements, maintained $355.3 million (fair value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at June 30, 2001.

4  -  Cash  Flows

     There were cash tax payments of $7,183,000 and $866,000 and cash interest payments of $3,156,000 and $3,228,000 in the first six months of 2001 and 2000, respectively.

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

     Employee termination benefits include severance payments and related benefits and outplacement services for 173 employees. Severance payments totaling $1,793,000 have been made to 172 employees, and the remaining accrual for employee termination benefits is $10,000 at June 30, 2001. Included in occupancy charges are future lease obligations, less anticipated sublease benefits, for leased premises which will no longer be used by the claims operation. Through June 30, 2001, operations in the 23 general claims offices have been closed. Payments totaling $466,000 have been made, and the remaining accrual for occupancy charges is $153,000 at June 30, 2001.

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

     Employee termination benefits include severance payments and related benefits and outplacement services for 109 employees. Severance payments totaling $883,000 have been made to the 109 employees. Included in occupancy charges is a future lease obligation, less anticipated sublease benefits, for leased premises which will no longer be used. Payments totaling $83,000 have been made against the accrual for occupancy charges. Also, as a direct result of the consolidation, a loss of $52,000 was realized in 2000 on the disposal of equipment.



     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     (UNAUDITED)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     (Continued)

     Both  consolidations  were  completed  in  2000.


                                             ACTIVITY IN THE RESTRUCTURING ACCRUALS
                                             --------------------------------------
                                                          (IN THOUSANDS)

                                        CLAIMS                                     FIELD
                                     RESTRUCTURING                             RESTRUCTURING
                         -----------------------------------     ------------------------------------
                         EMPLOYEE                                EMPLOYEE
                         TERMINATION                             TERMINATION
                         BENEFITS       OCCUPANCY    TOTAL       BENEFITS      OCCUPANCY      TOTAL
                         -----------    ---------    -------     ----------    -----------    ------
Restructuring charge     $ 2,017        $ 594        $ 2,611
Change in prior
 accrual due to
 voluntary
 terminations
 and additional
 sublease benefits           (42)         (57)           (99)
                         -------        -----        -------
Balance at
 December 31, 1999       $ 1,975        $ 537        $ 2,512
                         =======        =====        =======
Restructuring
 charge                                                          $   899       $188           $1,087
Cash payments             (1,793)        (371)        (2,164)       (883)       (50)            (933)
Change in prior
 accrual due to
 voluntary
 terminations
 greater than
 anticipated and
 reduced sublease
 benefits                   (172)          50           (122)        (16)        -               (16)
                         -------        -----        -------     -------       ----           ------
Balance at
 December 31, 2000            10          216            226                    138              138
Cash payments                             (95)           (95)                   (33)             (33)
Change in prior
 accrual due to
 reduced sublease
 benefits                                  32             32
                         -------        -----        -------     -------       ----           ------
Balance at
 June 30, 2001           $    10        $ 153        $   163     $  -          $105           $  105
                         =======        =====        =======     =======       ====           ======


     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     (UNAUDITED)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     (Continued)

6  -  Segment  Information

     The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

     Financial  data  by  segment  is  as  follows:



                                   FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                       ENDED JUNE 30,              ENDED JUNE 30,
                                    2001          2000          2001        2000
                                  ----------------------      ---------------------
                                                     (in thousands)
<BTB>
Revenues:
  Premiums earned:
    Commercial lines              $119,923     $108,053        $236,381     $216,076
    Personal lines                  59,449       63,640         120,265      125,858
                                  --------     --------        --------     --------
      Total premiums earned        179,372       71,693         356,646      341,934
  Net investment income             21,143       21,514          42,468       43,284
  Realized investment gains
    (losses)                        (1,025)       1,365          (3,378)       2,639
  Other                              3,952        4,362           8,026        8,496
                                  --------     --------        --------     --------
Total revenues                    $203,442     $198,934        $403,762     $396,353
                                  ========     ========        ========     ========

Income before income
 taxes:
  Underwriting gain (loss):
    Commercial lines              $    717     $ (9,647)       $ (2,478)    $(17,545)
    Personal lines                 (12,266)      (5,342)        (18,353)     (14,563)
                                  --------     --------        --------     --------
      SAP underwriting loss        (11,549)     (14,989)        (20,831)     (32,108)
  GAAP adjustments                   3,658        3,009           3,807        3,051
                                  --------     --------        --------     --------
      GAAP underwriting loss        (7,891)     (11,980)        (17,024)     (29,057)
  Net investment income             21,143       21,514          42,468       43,284
  Realized investment gains
    (losses)                        (1,025)       1,365          (3,378)       2,639
  Other                                906        1,223           1,864        2,031
                                  --------     --------        --------     --------
Income before income
 taxes                            $ 13,133     $ 12,122        $ 23,930     $ 18,897
                                  ========     ========        ========     ========


     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     (UNAUDITED)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     (Continued)

7  -  Comprehensive  Income

     Comprehensive income consisted of the following (all amounts are net of taxes):



                         FOR  THE  THREE  MONTHS       FOR  THE  SIX  MONTHS
                             ENDED  JUNE  30,             ENDED  JUNE  30,
                            2001       2000             2001        2000
                         -----------------------      ----------------------
                                          (in  thousands)

Net income                  $10,978    $10,705         $20,696    $17,946
Other comprehensive
 income:
   Unrealized investment
    holding gains (losses)
    (losses) arising
    during period               (36)    (2,391)         (6,412)     9,280
  Less:
    Reclassification
     adjustment for
     (gains) losses
     included
     in net income              668       (889)          2,216     (1,715)
                            -------    -------         -------    --------

  Net unrealized
    investment gains
    (losses)                    632     (3,280)         (4,196)     7,565
                            -------    -------        --------    -------

Comprehensive income        $11,610    $ 7,425         $16,500    $25,511
                            =======    =======         =======    =======



8  -  New  Accounting  Standards

     Harleysville Group transferred investments with an amortized cost of $81.0 million and unrealized gains of $1.5 million from the held to maturity classification to the available for sale classification on January 1, 2001, under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." Harleysville Group has no derivative instruments or hedging activities.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     (UNAUDITED)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     (Continued)

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

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
     OF  OPERATIONS  AND  FINANCIAL  CONDITION

Results  of  Operations

     Premiums earned increased $7.7 million and $14.7 million during the three and six months ended June 30, 2001, respectively. The increases are primarily due to increases in premiums earned for commercial lines of $11.9 million and $20.3 million partially offset by decreases of $4.2 million and $5.6 million in personal lines premiums earned for the three and six months ended June 30, 2001, respectively.

     Investment income decreased $0.4 million and $0.8 million for the three and six months ended June 30, 2001 resulting from a decrease in invested assets and a lower yield on the investment portfolio.

     Realized investment gains (losses) decreased $2.4 and $6.0 million for the three and six months ended June 30, 2001, respectively, primarily resulting from lesser sales of equity securities and from increases of $4.5 million and $7.0 million, respectively, in loss recognized on equity investments that were trading below cost on an other-than-temporary basis, partially offset by greater gains on the sale of fixed maturity securities.

     Income before income taxes increased $1.0 million and $5.0 million for the three and six months ended June 30, 2001, respectively. The increases primarily were due to a lower underwriting loss, partially offset by the lower investment income and lower realized gains (losses). Harleysville Group's statutory combined ratio decreased to 103.5% and 103.8% for the three and six months ended June 30, 2001, respectively, from 105.9% and 108.6% for the three and six months ended June 30, 2000, respectively. The six months ended June 30, 2000 included a pre-tax charge of $1.1 million ($.03 per basic share after taxes) related to the consolidation of selected non-claims support services and office functions throughout the field operations. This restructuring charge adversely affected the statutory combined ratio by 0.3 points for the six months ended June 30, 2000. Income before income taxes for the six months ended June 30, 2000 also was reduced by $1.9 million ($0.04 per basic share after taxes) to reflect the effect of a settlement of litigation between the North Carolina Rate Bureau and the Commissioner of Insurance over personal automobile insurance rate levels dating back to 1994. The settlement, which mandates a refund of premium be made to policyholders, adversely affected the combined ratio by 0.6 points. Excluding the impacts of the field restructuring and North Carolina Rate Bureau settlement, the statutory combined ratio decreased 3.9 points for the six months ended June 30, 2001. Such decrease, and the 2.4 points decrease in the statutory combined ratio for the three months ended June 30, 2001, is

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
     OF  OPERATIONS  AND  FINANCIAL  CONDITION
     (Continued)

primarily due to better results in commercial lines partially offset by worse results in personal lines. The improvement in commercial lines primarily is due to benefits from higher pricing, re-underwriting and agency management efforts while personal lines suffered from higher loss trends. Commercial lines are expected to continue to be more profitable than personal lines. Losses ceded under the aggregate catastrophe reinsurance agreement with Mutual increased by $3.2 million and $3.3 million for the three and six months ended June 30, 2001, primarily due to a greater severity of catastrophes.

     The income tax expense for the three and six months ended June 30, 2001 includes the tax benefit of $2.5 million and $5.2 million associated with tax-exempt interest compared to $2.8 million and $5.7 million in the same prior year periods.

     Effective for one year from July 1, 2001, the Company's subsidiaries and Mutual and its wholly-owned subsidiaries renewed its catastrophe reinsurance treaty and raised the retention from $20 million to $30 million while purchasing a greater level of coverage in the higher layers of the treaty. The treaty provides coverage ranging from 85.5% to 95% of up to $137 million in excess of a retention of $30 million for any given catastrophe. Harleysville Group's 2001 pooling share of this coverage would range from 85.5% to 95% of up to $99 million in excess of a retention of $21.6 million for any given catastrophe. Pursuant to the terms of the treaty, the maximum recovery would be $124 million for any catastrophe involving an insured loss equal to or greater than $167 million. Harleysville Group's 2001 pooling share of this maximum recovery would be $89 million for any catastrophe involving an insured loss of $120 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. The ceded premium is expected to be about $1 million lower on an annual basis beginning July 1, 2001.

New  Accounting  Standard

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all future business combinations and contains provisions for the accounting for goodwill and intangible assets. SFAS No. 142 is effective January 1, 2002 and will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead evaluated for impairment.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
     OF  OPERATIONS  AND  FINANCIAL  CONDITION
     (Continued)

     At June 30, 2001, Harleysville Group has unamortized goodwill in the amount of $23.8 million which will be subject to transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $0.4 million for both the six month periods ended June 30, 2001 and 2000. Harleysville Group has not yet determined an estimate of the impact of adopting SFAS No. 141 and 142 on its financial statements at the date of this report.

Liquidity  and  Capital  Resources

     Net cash used by operating activities increased $1.2 million for the six months ended June 30, 2001 versus the same period in 2000. The change primarily is from an $18.8 million change in the levels of cash held as collateral for security lending transactions partially offset by a decrease in cash used by underwriting activities.

     Net cash provided by investing activities decreased $22.9 million for the six months ended June 30, 2001. The change is primarily due to lower net sales of short-term investments.

     Net cash used by financing activities decreased $6.1 million for the six months ended June 30, 2001 primarily due to the purchase of treasury stock in 2000 and an increase in the issuance of common stock in 2001.

     Harleysville Group Inc. maintained $9.4 million of cash and marketable securities at June 30, 2001 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. The Company has no material commitments for capital expenditures as of June 30, 2001.

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

     Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2000 to June 30, 2001. In addition, the Company has maintained approximately the same investment mix during this period.

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


                       HARLEYSVILLE  GROUP  INC.



Date:  August  9,  2001              /s/  BRUCE  J.  MAGEE
     -------------------        ---------------------------------
                                        Bruce  J.  Magee
                                  Senior  Vice  President  and
                                   Chief  Financial  Officer
                               (principal  financial  officer  and
                                  principal  accounting  officer)