Form 10-Q
period 2001-09-30
HARLEYSVILLE GROUP INC
filed 2001-11-13
CIK 792013

SECURITIES  AND  EXCHANGE  COMMISSION
     WASHINGTON,  D.C.  20549

     FORM  10-Q

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                     SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended    SEPTEMBER  30,  2001.
                                     ----------------------

     OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  to


Commission  file  number   0-14697
                         -----------


                    HARLEYSVILLE  GROUP  INC.
              ---------------------------------------
     (Exact  name  of  registrant  as  specified  in  its  charter)


             DELAWARE                              51-0241172
  -----------------------------                ------------------
(State  or  other  jurisdiction  of            (I.R.S.  Employer
incorporation  or  organization)               Identification  No.)


        355  MAPLE  AVENUE,  HARLEYSVILLE,  PENNSYLVANIA  19438-2297
       --------------------------------------------------------------
     (Address  of  principal  executive  offices,  including  zip  code)


                         (215)  256-5000
                --------------------------------
     (Registrant's  telephone  number,  including  area  code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X.  No.
     ---

     At November 7, 2001, 29,411,198 shares of common stock of Harleysville Group Inc. were outstanding.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     INDEX

                                                                PAGE  NUMBER
                                                                ------------

Part  I  -  Financial  Information

  Consolidated  Balance  Sheets  -  September  30,  2001
    and  December  31,  2000                                         3

  Consolidated  Statements  of  Income  -  For  the  three
    months  ended  September  30,  2001  and  2000                   4

  Consolidated  Statements  of  Income  -  For  the  nine
    months  ended  September  30,  2001  and  2000                   5

  Consolidated  Statement  of  Shareholders'  Equity  -
    For  the  nine  months  ended  September  30,  2001              6

  Consolidated  Statements  of  Cash  Flows  -  For  the
    nine  months  ended  September  30,  2001  and  2000             7

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

Part  II  -  Other  Information                                     20


     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     CONSOLIDATED  BALANCE  SHEETS
     (in  thousands,  except  share  data)

                                               SEPTEMBER 30,     DECEMBER 31,
                                                   2001              2000
                                              -------------     -------------
                                               (Unaudited)
                   ASSETS
-------------------------------------------
Investments:
  Fixed maturities:
    Held to maturity, at amortized
      cost (fair value $472,727
      and $578,662)                           $  446,127        $  562,603
    Available for sale, at fair value
      (amortized cost $909,076
      and $800,954)                              957,257           818,891
  Equity securities, at fair value
    (cost $115,778 and $125,517)                 146,696           193,750
  Short-term investments, at cost,
    which approximates fair value                 44,274            23,881
                                              ----------        ----------
      Total investments                        1,594,354         1,599,125

Cash                                              12,275            28,395
Receivables:
  Premiums                                       124,027           101,511
  Reinsurance                                     76,479            76,841
  Accrued investment income                       21,015            23,316
                                              ----------        ----------
      Total receivables                          221,521           201,668

Deferred policy acquisition costs                 89,061            84,759
Prepaid reinsurance premiums                      18,009            18,154
Property and equipment, net                       28,384            27,621
Deferred income taxes                             27,750            19,545
Due from affiliate                                 5,634
Other assets                                      36,952            42,595
                                              ----------         ---------
      Total assets                            $2,033,940        $2,021,862
                                              ==========        ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------
Liabilities:
  Unpaid losses and loss settlement
    expenses                                  $  867,747        $  864,843
  Unearned premiums                              384,213           354,098
  Accounts payable and accrued expenses           99,818           120,210
  Debt                                            96,055            96,450
  Due to affiliate                                                  19,680
                                              ----------        ----------
      Total liabilities                        1,447,833         1,455,281
                                              ----------        ----------
Shareholders' equity:
  Preferred stock, $1 par value,
    authorized 1,000,000 shares;
    none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued 30,404,004
    and 30,001,852 shares; outstanding
    29,404,004 and 29,001,852 shares              30,404            30,002
  Additional paid-in capital                     139,293           131,537
  Accumulated other comprehensive income          51,414            56,010
  Retained earnings                              380,561           364,597
  Treasury stock, at cost, 1,000,000 shares      (15,565)          (15,565)
                                              ----------        ----------

      Total shareholders' equity                 586,107           566,581
                                              ----------        ----------

      Total liabilities and
        shareholders' equity                  $2,033,940        $2,021,862
                                              ==========        ==========



See  accompanying  notes  to  consolidated  financial  statements.


     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     CONSOLIDATED  STATEMENTS  OF  INCOME
     (UNAUDITED)
     FOR  THE  THREE  MONTHS  ENDED  SEPTEMBER  30,  2001  AND  2000
     (dollars  in  thousands,  except  per  share  data)


                                           2001         2000
                                         ---------    --------
Revenues:

  Premiums earned                        $184,804     $171,938
  Investment income, net of
    investment expenses                    21,388       21,590
  Realized investment gains (losses)       (4,154)       2,587
  Other income                              3,783        4,037
                                         --------     --------

      Total revenues                      205,821      200,152
                                         --------     --------

Losses and expenses:

  Losses and loss settlement expenses     134,275      121,890
  Amortization of deferred policy
    acquisition costs                      44,839       44,369
  Other underwriting expenses              15,561       14,787
  Interest expense                          1,515        1,668
  Other expenses                            1,206        1,702
                                         --------     --------

      Total expenses                      197,396      184,416
                                         --------     --------

      Income before income taxes            8,425       15,736

Income taxes                                  570        2,696
                                         --------     --------

      Net income                         $  7,855     $ 13,040
                                         ========     ========

Per common share:

  Basic earnings                         $    .27     $    .45
                                         ========     ========

  Diluted earnings                       $    .26     $    .45
                                         ========     ========

  Cash dividend                          $    .15     $    .14
                                         ========     ========


See  accompanying  notes  to  consolidated  financial  statements.


     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     CONSOLIDATED  STATEMENTS  OF  INCOME
     (UNAUDITED)
     FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2001  AND  2000
     (dollars  in  thousands,  except  per  share  data)


                                          2001         2000
                                        ---------    --------
Revenues:
  Premiums earned                       $541,450     $513,872
  Investment income, net of
    investment expenses                   63,856       64,874
  Realized investment gains (losses)      (7,532)       5,226
  Other income                            11,809       12,533
                                        --------     --------

      Total revenues                     609,583      596,505
                                        --------     --------

Losses and expenses:

  Losses and loss settlement expenses    387,936      374,409
  Amortization of deferred policy
    acquisition costs                    134,496      132,913
  Other underwriting expenses             45,913       44,715
  Interest expense                         4,701        4,946
  Other expenses                           4,182        4,889
                                        --------     --------

      Total expenses                     577,228      561,872
                                        --------     --------

      Income before income taxes          32,355       34,633

Income taxes                               3,804        3,647
                                        --------     --------

      Net income                        $ 28,551     $ 30,986
                                        ========     ========

Per common share:

  Basic earnings                        $    .98     $   1.08
                                        ========     ========

  Diluted earnings                      $    .96     $   1.07
                                        ========     ========

  Cash dividend                         $    .43     $    .41
                                        ========     ========


See  accompanying  notes  to  consolidated  financial  statements.


     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
     (UNAUDITED)
     FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2001
     (dollars  in  thousands)

                   COMMON STOCK                     ACCUMULATED
                  ---------------      ADDITIONAL   OTHER
                                       PAID-IN      COMPREHENSIVE   RETAINED   TREASURY
                SHARES       AMOUNT    CAPITAL      INCOME          EARNINGS   STOCK      TOTAL
                ----------   -------   ---------    -------------   --------   ---------  --------
Balance,
 December 31,
  2000          30,001,852   $30,002   $131,537     $56,010         $364,597   $(15,565)   $566,581
                                                                                           --------

Net income                                                            28,551                 28,551

Other compre-
 hensive income,
 net of tax:
  Unrealized
  investment
  (losses), net of
  reclassification
  adjustment                                         (4,596)                                 (4,596)
                                                                                            --------

Comprehensive
  income                                                                                      23,955
                                                                                            --------
Issuance of
 common stock      402,152       402      7,756                                                8,158

Cash dividend
  paid                                                               (12,587)               (12,587)
                ----------   -------   --------     -------         --------   --------    --------

Balance,
 September 30,
  2001          30,404,004   $30,404   $139,293     $51,414         $380,561   $(15,565)   $586,107
                ==========   =======   ========     =======         ========   ========    ========



See  accompanying  notes  to  consolidated  financial  statements.


     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
     (UNAUDITED)
     FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2001  AND  2000
     (in  thousands)


                                                 2001       2000
                                              ----------  ---------
Cash flows from operating activities:
  Net income                                  $  28,551   $ 30,986
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Change in receivables, unearned
        premiums, prepaid reinsurance
        and due to affiliate                    (14,907)   (23,140)
      Increase (decrease) in unpaid losses
        and loss settlement expenses              2,904     (2,798)
      Deferred income taxes                      (5,590)    (2,259)
      Increase in deferred policy
        acquisition costs                        (4,302)    (2,417)
      Amortization and depreciation               2,121      2,567
      (Gain) loss on sale of investments          7,532     (5,226)
      Other, net                                (14,492)     3,262
                                              ---------   --------
        Net cash provided by operating
          activities                              1,817        975
                                              ---------   --------

Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                                  (198,924)   (87,540)
    Sales or maturities                         210,260     81,164
  Equity securities:
    Purchases                                    (7,477)   (22,686)
    Sales                                         6,970     16,152
  Net (purchases) sales of short-term
    investments                                 (20,393)    37,852
  Purchase of property and equipment             (2,474)    (2,533)
                                              ---------   --------
      Net cash provided (used) by
          investing activities                  (12,038)    22,409
                                              ---------   --------

Cash flows from financing activities:
  Issuance of common stock                        7,083      4,316
  Payment of debt obligations                      (395)      (360)
  Dividends paid                                (12,587)   (11,804)
  Purchase of treasury stock                                (4,711)
                                              ---------   --------
      Net cash used by
          financing activities                   (5,899)   (12,559)
                                              ---------   --------

Increase (decrease) in cash                     (16,120)    10,825

  Cash at beginning of period                    28,395     20,273
                                              ---------   --------

  Cash at end of period                       $  12,275   $ 31,098
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

2  -  Earnings  Per  Share

     The  computation  of  basic  and  diluted earnings per share is as follows:


                    FOR  THE  THREE  MONTHS     FOR  THE  NINE  MONTHS
                      ENDED  SEPTEMBER  30,     ENDED  SEPTEMBER  30,
                        2001       2000          2001        2000
                       ------     ------       --------    --------
                        (in  thousands,  except  per  share  data)


Numerator for basic
  and diluted earnings
  per share:
    Net income          $ 7,855   $13,040       $28,551    $30,986
                        =======   =======       =======    =======

Denominator for basic
  earnings per share
  -- weighted average
  shares outstanding     29,359    28,787        29,235     28,817

Effect of stock
  incentive plans           610       252           596        211
                        -------   -------       -------    -------

Denominator for
  diluted earnings
  per share              29,969    29,039        29,831     29,028
                        =======   =======       =======    =======

Basic earnings
  per share             $   .27   $   .45       $   .98    $  1.08
                        =======   =======       =======    =======

Diluted earnings
  per share             $   .26   $   .45       $   .96    $  1.07
                        =======   =======       =======    =======


     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     (UNAUDITED)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     (Continued)

     The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                  FOR  THE  THREE  MONTHS     FOR  THE  NINE  MONTHS
                    ENDED  SEPTEMBER  30,      ENDED  SEPTEMBER  30,
                       2001    2000               2001      2000
                      ------  ------             ------    ------
                                   (in  thousands)

Number  of  options      -     582                 444      1,252
                        ===    ===                 ===      =====

3  -  Reinsurance

     Premiums earned are net of amounts ceded of $15,095,000 and $46,098,000 for the three and nine months ended September 30, 2001, respectively, and $18,825,000 and $59,659,000 for the three and nine months ended September 30, 2000, respectively. Losses and loss settlement expenses are net of amounts ceded of $17,070,000 and $53,034,000 for the three and nine months ended September 30, 2001, respectively, and $16,278,000 and $43,046,000 for the three and nine months ended September 30, 2000, respectively. Such amounts do not include the reinsurance transactions with Mutual under the pooling arrangement, but do include the reinsurance described in the following paragraph.

     Harleysville Group has a reinsurance agreement with Harleysville Mutual Insurance Company (Mutual) whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded to Mutual premiums earned of $1,898,000 and $1,751,000 and losses incurred of $3,447,000 and $2,570,000 for the three months ended September 30, 2001 and 2000, respectively. Harleysville Group ceded to Mutual premiums earned of $5,379,000 and $5,125,000 and losses incurred of $8,439,000 and $4,281,000 for the nine months ended September 30, 2001 and 2000, respectively.

     Harleysville Group cedes business to and assumes business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the

     HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
     (UNAUDITED)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     (Continued)

reinsurance pooling agreement provides for the right of offset and the net pooling balance with Mutual is a liability at September 30, 2001 and December 31, 2000. Mutual has an A. M. Best rating of "A" (Excellent) and, in accordance with certain state regulatory requirements, maintained $328.7 million (fair value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at September 30, 2001.

4  -  Cash  Flows

     Net cash tax payments of $7,183,000 and $2,466,000 were made in the first nine months of 2001 and 2000, respectively. Cash interest payments of $3,361,000 and $3,566,000 were made in the first nine months of 2001 and 2000, respectively.

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

     Employee termination benefits include severance payments and related benefits and outplacement services for 173 employees. Severance payments totaling $1,793,000 have been made to 172 employees, and the remaining accrual for employee termination benefits is $10,000 at September 30, 2001. Included in occupancy charges are future lease obligations, less anticipated sublease benefits, for leased premises which will no longer be used by the claims operation. Through September 30, 2001, operations in the 23 general claims offices have been closed. Payments totaling $513,000 have been made, and the remaining accrual for occupancy charges is $106,000 at September 30, 2001.

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

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     (UNAUDITED)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     (Continued)

     Employee termination benefits include severance payments and related benefits and outplacement services for 109 field employees. Severance payments totaling $883,000 have been made to the 109 employees. Included in occupancy charges is a future lease obligation, less anticipated sublease benefits, for leased premises which will no longer be used. Payments totaling $100,000 have been made against the accrual for occupancy charges. Also, as a direct result of the consolidation, a loss of $52,000 was realized in 2000 on the disposal of equipment.


     Both  consolidations  were  completed  in  2000.

                                             ACTIVITY IN THE RESTRUCTURING ACCRUALS
                                             ---------------------------------------
                                                        (in thousands)
                                       CLAIMS                               FIELD
                                    RESTRUCTURING                        RESTRUCTURING
                          ---------------------------------     ---------------------------------
                          EMPLOYEE                              EMPLOYEE
                          TERMINATION                           TERMINATION
                          BENEFITS      OCCUPANCY   TOTAL       BENEFITS     OCCUPANCY     TOTAL
                          -----------   ---------   -------    ----------   -----------   -------
Restructuring charge      $ 2,017       $ 594       $ 2,611
Change in prior
 accrual due to
 voluntary
 terminations
 and additional
 sublease benefits            (42)        (57)          (99)
                          -------       -----       -------
Balance at
 December 31, 1999        $ 1,975       $ 537       $ 2,512
                          =======       =====       =======
Restructuring
 charge                                                         $ 899       $188        $1,087
Cash payments              (1,793)       (371)       (2,164)     (883)       (50)         (933)
Change in prior
 accrual due to
 voluntary
 terminations
 greater than
 anticipated and
 reduced sublease
 benefits                    (172)         50          (122)      (16)                     (16)
                          -------       -----       -------     -----       ----         -----
Balance at
 December 31, 2000             10         216           226                  138           138
Cash payments                            (142)         (142)                 (50)          (50)
Change in prior
 accrual due to
 reduced sublease
 benefits                                  32            32
                          -------       -----       -------     -----       ----         -----
Balance at
 Sept. 30, 2001           $    10       $ 106       $   116     $           $ 88        $   88
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

     Financial  data  by  segment  is  as  follows:

                                FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                 ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                   2001        2000           2001         2000
                                ---------    -------        ---------    --------
                                                  (in thousands)
Revenues:
  Premiums earned:
    Commercial lines             $126,031    $109,256        $362,412    $325,332
    Personal lines                 58,773      62,682         179,038     188,540
                                 --------    --------        --------    --------
  Total premiums earned           184,804     171,938         541,450     513,872
  Net investment income            21,388      21,590          63,856      64,874
  Realized investment gains
    (losses)                       (4,154)      2,587          (7,532)      5,226
  Other                             3,783       4,037          11,809      12,533
                                 --------    --------        --------    --------
Total revenues                   $205,821    $200,152        $609,583    $596,505
                                 ========    ========        ========    ========

Income before income taxes:
  Underwriting loss:
    Commercial lines             $ (4,984)   $ (5,948)       $ (7,462)   $(23,493)
    Personal lines                 (5,925)     (4,367)        (24,278)    (18,930)
                                 --------    --------        --------    ---------
      SAP underwriting loss       (10,909)    (10,315)        (31,740)    (42,423)
  GAAP adjustments                  1,038       1,207           4,845       4,258
                                 --------    --------        --------    --------
      GAAP underwriting loss       (9,871)     (9,108)        (26,895)    (38,165)
  Net investment income            21,388      21,590          63,856      64,874
  Realized investment gains
    (losses)                       (4,154)      2,587          (7,532)      5,226
  Other                             1,062         667           2,926       2,698
                                 --------    --------       ---------    --------
Income before income taxes       $  8,425    $ 15,736        $ 32,355    $ 34,633
                                 ========    ========        ========    ========


     HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
     (UNAUDITED)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     (Continued)

7  -  Comprehensive  Income

     Comprehensive income consisted of the following (all amounts are net of taxes):

                              FOR THE THREE MONTHS         FOR THE NINE MONTHS
                               ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                 2001       2000            2001       2000
                              ---------   ---------       --------   --------
                                                (in thousands)
Net income                     $ 7,855     $13,040         $28,551    $30,986
Other comprehensive
 income:
   Unrealized investment
    holding gains
    (losses) arising
    during period               (3,169)      6,706          (9,581)    15,986
  Less:
   Reclassification
    adjustment for
    (gains) losses
    included in net
    income                       2,769      (1,677)          4,985     (3,392)
                               -------     -------         -------    -------

Net unrealized
  investment gains
  (losses)                        (400)      5,029          (4,596)    12,594
                               -------     -------         -------    -------

Comprehensive income           $ 7,455     $18,069         $23,955    $43,580
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

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
     OF  OPERATIONS  AND  FINANCIAL  CONDITION

Results  of  Operations

     Premiums earned increased $12.9 million and $27.6 million during the three and nine months ended September 30, 2001, respectively. The increases are primarily due to increases in premiums earned for commercial lines of $16.8 million and $37.1 million offset by decreases of $3.9 million and $9.5 million in personal lines premiums earned for the three and nine months ended September 30, 2001, respectively. The increases in premiums earned for commercial lines primarily is due to higher rates partially offset by fewer policy counts. The decreases in premiums earned for personal lines primarily is due to fewer policy counts partially offset by higher rates.

     Investment income decreased $0.2 million and $1.0 million for the three and nine months ended September 30, 2001 as a decrease in invested assets was offset by a higher yield on the investment portfolio. The higher yield primarily is due to having a greater proportion of taxable fixed maturity investments.
During the third quarter of 2001, $16.6 million of cash was added to the investment portfolio. Because reinvestment interest rates are lower, the trend of lower investment income, particularly on an after tax basis, is expected to continue in the fourth quarter of 2001.

     Realized investment gains (losses) decreased $6.7 million and $12.8 million for the three and nine months ended September 30, 2001, respectively, primarily resulting from lesser sales of equity securities and from increases of $1.8 million and $8.8 million, respectively, in losses recognized on equity investments that were trading below cost on an other-than-temporary basis. Such increased losses for the nine months ended September 30, 2001 were partially offset by greater gains on the sale of fixed maturity securities.

     Income before income taxes decreased $7.3 million and $2.3 million for the three and nine months ended September 30, 2001, respectively. The decreases were primarily due to the lower investment income and lower realized gains (losses) for the three and nine months ended September 30, 2001. For the nine months ended September 30, 2001, these decreases were partially offset by a lower underwriting loss. Harleysville Group's statutory combined ratio was 104.6% for both the three months ended September 30, 2001 and 2000 and decreased to 104.1% for the nine months ended September 30, 2001 from 107.3% for the nine months ended September 30, 2000. The nine months ended September 30, 2000

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
     OF  OPERATIONS  AND  FINANCIAL  CONDITION
     (Continued)

include a pre-tax charge of $1.1 million ($.03 per basic share after taxes) related to the consolidation of selected non-claims support services and office functions throughout the field operations. This restructuring charge adversely affected the statutory combined ratio by 0.2 points for the nine months ended September 30, 2000. Income before income taxes for the nine months ended September 30, 2000 also was reduced by $1.9 million ($0.04 per basic share after taxes) to reflect the effect of a settlement of litigation between the North Carolina Rate Bureau and the Commissioner of Insurance over personal automobile insurance rate levels dating back to 1994. The settlement, which mandates a refund of premium be made to policyholders, adversely affected the combined ratio by 0.5 points. Excluding the impacts of the field restructuring and North Carolina Rate Bureau settlement, the statutory combined ratio decreased 2.5 points for the nine months ended September 30, 2001. Such decrease is primarily due to better results in commercial lines partially offset by worse results in personal lines. The improvement in commercial lines primarily is due to benefits from higher pricing, re-underwriting and agency management efforts partially offset by $3.6 million of net estimated loses resulting from the September 11 terrorist acts. While the trend of improving commercial lines results is expected to continue in 2002, commercial lines may not improve in the fourth quarter of 2001 as compared to the fourth quarter of 2000 as workers compensation losses have been trending higher than those reported in the fourth quarter of 2000. The decline in personal lines profitability primarily is due to higher loss trends in the personal automobile lines.

     In October 2001, Reliance Insurance Company was ordered liquidated and it is expected that various state guaranty funds will levy assessments in the fourth quarter of 2001. It is currently estimated that such assessments will result in a charge to Harleysville Group ranging from $1 million to $4 million before taxes in the fourth quarter of 2001.

     The terrorist acts of September 11, 2001 have given rise to concerns about the availability and pricing of reinsurance for the property and casualty industry. Harleysville Group's catastrophe reinsurance treaty provides coverage through June 30, 2002 and our casualty reinsurance treaties expire December 31, 2001. As future reinsurance prices and terms may be less favorable, Harleysville Group is working closely with its reinsurers and monitoring the progress of proposals for federal government solutions to the reinsurance coverage availability and pricing issues.

     HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
     OF  OPERATIONS  AND  FINANCIAL  CONDITION
     (Continued)

     The income tax provision for the three and nine months ended September 30, 2001 includes the tax benefit of $2.4 million and $7.6 million associated with tax-exempt investment income, compared to $2.9 million and $8.6 million in the same prior year periods.

New  Accounting  Standards

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all future business combinations and contains provisions for the accounting for goodwill and intangible assets. SFAS No. 142 is effective January 1, 2002 and will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be evaluated for impairment.

     At September 30, 2001, Harleysville Group has unamortized goodwill in the amount of $23.6 million which will be subject to transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $0.6 million for both the nine month periods ended September 30, 2001 and 2000. Harleysville Group has not yet determined an estimate of the impact of adopting SFAS No. 141 and 142 on its financial statements at the date of this report.

Liquidity  and  Capital  Resources

     Net cash provided by operating activities increased $0.8 million for the nine months ended September 30, 2001. The increase primarily resulted from a decrease in cash used by underwriting activities partially offset by a decrease of $26.5 million in cash held as collateral for security lending transactions.

     Net cash used by investing activities was $12.0 million for the nine months ended September 30, 2001 and net cash of $22.4 million was provided by investing activities for the nine months ended September 30, 2000. The change is primarily due to the increase in cash provided by operating activities and decreased cash used in financing activities.

     Net cash used by financing activities decreased $6.7 million for the nine months ended September 30, 2001 primarily due to the purchase of treasury stock in 2000 and an increase in the issuance of common stock in 2001.

     HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
     OF  OPERATIONS  AND  FINANCIAL  CONDITION
     (Continued)

     Harleysville Group Inc. maintained $5.9 million of cash and marketable securities at September 30, 2001 which is available for general corporate business purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. The Company had no material commitments for capital expenditures as of September 30, 2001.

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

     Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2000 to September 30, 2001. In addition, the Company has not significantly changed its investment mix during this period.

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


Date:  November  13,  2001     /s/BRUCE  J.  MAGEE
      -------------------     ---------------------------------
                              Bruce  J.  Magee
                              Senior  Vice  President  and
                              Chief  Financial  Officer
                             (principal  financial  officer  and
                              principal  accounting  officer)