Form 10-K405
period 2001-12-31
HARLEYSVILLE GROUP INC
filed 2002-03-22
CIK 792013

SECURITIES  AND  EXCHANGE  COMMISSION
     WASHINGTON,  D.C.  20549
     FORM  10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For  the  fiscal  year  ended  December  31,  2001.
     OR
[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
       SECURITIES  EXCHANGE  ACT  OF  1934  [NO  FEE  REQUIRED]

For  the  transition  period  from  to
Commission  file  number  0-14697

                  HARLEYSVILLE  GROUP  INC.
          -----------------------------------------
     (Exact  name  of  registrant  as  specified  in  its  charter)

       Delaware                                51-0241172
--------------------                       -------------------
(State  or  other  jurisdiction  of         (I.R.S.  Employer
 incorporation  or  organization)          Identification  No.)

  355  Maple  Avenue,  Harleysville,  PA                19438-2297
-----------------------------------------               ----------
(Address  of  principal  executive  offices)            (Zip  Code)

Registrant's  telephone  number,  including  area  code:  (215)  256-5000

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                Common  Stock,  $1  par  value
                ------------------------------
                    (Title  of  class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes   X.  No.
                                              ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

On March 8, 2002, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $340,728,467.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 29,564,841 shares of Common Stock outstanding on March 8, 2002.

                    DOCUMENTS  INCORPORATED  BY  REFERENCE:

1. Portions of the Registrant's annual report to stockholders for the fiscal year ended December 31, 2001 are incorporated by reference
    in Parts I, II and IV   of  this  report.

2. Portions of the Registrant's proxy statement relating to the annual meeting of stockholders to be held April 24, 2002 are incorporated by reference in Parts I and III of this report.

     HARLEYSVILLE  GROUP  INC.
     ANNUAL  REPORT  ON  FORM  10-K

     DECEMBER  31,  2001

           PART  I                                       PAGE
           -------                                       ----
ITEM  1.   BUSINESS                                         3

ITEM  2.   PROPERTIES                                      28

ITEM  3.   LEGAL  PROCEEDINGS                              28

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE
           OF SECURITY  HOLDERS                            29

           PART  II
           --------
ITEM  5.   MARKET  FOR  REGISTRANT'S  COMMON  STOCK
           AND  RELATED  STOCKHOLDER  MATTERS              32

ITEM  6.   SELECTED  FINANCIAL  DATA                       32

ITEM  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
           OF  FINANCIAL  CONDITION  AND  RESULTS
           OF  OPERATIONS                                  32

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES
           ABOUT  MARKET  RISK                             32

ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY
           DATA                                            32

ITEM  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH
           ACCOUNTANTS  ON  ACCOUNTING  AND
           FINANCIAL  DISCLOSURE                           32

           PART  III
           ---------
ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF
           THE  REGISTRANT                                 33

ITEM  11.  EXECUTIVE  COMPENSATION                         33

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN
           BENEFICIAL  OWNERS  AND  MANAGEMENT             33

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED
           TRANSACTIONS                                    33

           PART  IV
           --------
ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES
           AND  REPORTS  ON  FORM  8-K                     34

     PART  I

ITEM  1.  BUSINESS.
--------  ---------

(A)  GENERAL  DEVELOPMENT  OF  BUSINESS.

     Harleysville Group Inc. (the "Company") is an insurance holding company headquartered in Pennsylvania which engages, through its subsidiaries, in the property and casualty insurance business on a regional basis. As used herein, "Harleysville Group" refers to Harleysville Group Inc. and its subsidiaries. Harleysville Mutual Insurance Company (the "Mutual Company") owns approximately 56% of the issued and outstanding common stock of the Company.

     Harleysville Group and the Mutual Company operate together as a network of regional insurance companies that underwrite a broad line of personal and commercial coverages. These insurance coverages are marketed primarily in the eastern and midwestern United States through approximately 14,500 independent insurance agents associated with approximately 1,900 insurance agencies. Regional offices are maintained in Georgia, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, and Virginia. The Company's property and casualty insurance subsidiaries are: Harleysville-Atlantic Insurance Company ("Atlantic"),
Harleysville Insurance Company ("HIC," formerly Minnesota Fire and Casualty Company), Harleysville Insurance Company of New Jersey ("HNJ"), Harleysville Insurance Company of New York ("HIC New York," formerly New York Casualty Insurance Company), Harleysville Insurance Company of Ohio ("HIC Ohio," formerly Great Oaks Insurance Company), Harleysville Lake States Insurance Company ("Lake States," formerly Lake States Insurance Company), Harleysville Preferred Insurance Company ("Preferred," formerly Huron Insurance Company), Harleysville Worcester Insurance Company ("Worcester," formerly Worcester Insurance Company) and Mid-America Insurance Company.

     The Company has followed a regional strategy. Management believes that the Company's regional organization permits each regional operation to benefit from economies of scale provided by centralized support while encouraging local marketing autonomy and managerial entrepreneurship. Services which directly involve the insured or the agent (i.e., underwriting, claims and marketing) generally are performed regionally in accordance with Company-wide standards to promote high quality service, while actuarial, investment, legal, data processing and similar services are performed centrally. The Company's network of regional insurance companies has expanded significantly in the last eighteen years. In 1983, the Company acquired Worcester, a property and casualty insurer which has conducted business in New England since 1823. In 1984, HNJ was formed by the Company and began underwriting property and casualty insurance in New Jersey. In 1987, the Company acquired Atlantic, a property and casualty insurer which has conducted business in the southeastern United States since 1905. In 1991, the Company acquired Mid-America (formerly named Connecticut
Union Insurance Company), which conducted business in Connecticut, and HIC New York, which conducts business in upstate New York. In 1993, the Company acquired Lake States, which primarily conducts business in Michigan. In 1994, the Company formed HIC Ohio which began underwriting property and casualty insurance in Ohio. In 1997, the Company acquired HIC, which primarily conducts business in Minnesota and neighboring states.

     The Company's property and casualty subsidiaries participate in an intercompany pooling arrangement whereby these subsidiaries cede to the Mutual Company all of their net premiums written and assume from the Mutual Company a portion of the pooled business, which includes all of the Mutual Company's property and casualty insurance business except for new and renewal Pennsylvania personal automobile insurance insured after January 1, 1991 by a subsidiary of the Mutual Company, Harleysville Pennland Insurance Company ("Pennland") and new and renewal New Jersey personal automobile insurance insured after January 1, 1992 by another subsidiary of the Mutual Company, Harleysville-Garden State Insurance Company ("Garden State"). Beginning January 1, 1996, Harleysville Group's participation in the pooling arrangement increased from 60% to 65% and Pennland became a participant in the pooling arrangement. Beginning January 1, 1997, Harleysville Group's participation in the pooling arrangement increased from 65% to 70% and Lake States became a participant in the pooling arrangement. Beginning January 1, 1998, Harleysville Group's participation in the pooling arrangement increased from 70% to 72% and HIC became a participant in the pooling arrangement. See "Business - Narrative Description of Business - Pooling Arrangement."

     The Company is a Delaware corporation formed in 1979 as a wholly-owned subsidiary of the Mutual Company. In May 1986, the Company completed an initial public offering of its common stock, reducing the percentage of outstanding shares owned by the Mutual Company to approximately 70%. In April 1992, the Mutual Company completed a secondary public offering of a portion of the Company's common stock then owned by it, further reducing the percentage of outstanding shares owned by the Mutual Company. At December 31, 2001, the Mutual Company owned approximately 56% of the Company's outstanding shares.

(B)  FINANCIAL  INFORMATION  ABOUT  SEGMENTS.

     Harleysville Group has three segments which consist of the personal lines of insurance, the commercial lines of insurance and the investment function. Financial information about these segments is set forth in Note 15 of the Notes to Consolidated Financial Statements.


(C)  NARRATIVE  DESCRIPTION  OF  BUSINESS.

PROPERTY  AND  CASUALTY  UNDERWRITING

     Harleysville Group and the Mutual Company together underwrite a broad line of personal and commercial property and casualty coverages, including automobile, homeowners, commercial multi-peril and workers compensation. The Mutual Company and the Company's insurance subsidiaries participate in an intercompany pooling arrangement under which such subsidiaries and the Mutual Company combine their property and casualty business. Garden State has not participated in the pooling arrangement. On January 1, 1996, Pennland began participation in the pooling arrangement and Harleysville Group's participation increased to 65%. Beginning January 1, 1997, Harleysville Group's participation in the pooling arrangement increased from 65% to 70% and Lake States became a
participant  in  the  pooling  arrangement.   Beginning  January  1,  1998,
Harleysville Group's participation in the pooling arrangement increased from 70% to 72% and HIC became a participant in the pooling arrangement.

     Harleysville Group and the Mutual Company have a pooled rating of "A" (excellent) by A.M. Best Company, Inc. ("Best's") based upon 2000 statutory results and operating performance. Best's ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Management believes that the Best's rating is an important factor in marketing Harleysville Group's products to its agents and customers.

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

                        HARLEYSVILLE GROUP BUSINESS ONLY



                                   YEAR ENDED DECEMBER 31,
                                  ------------------------
                                   2001     2000     1999
                                  ------   ------   ------
GAAP combined ratio               104.7%   106.2%   108.3%
                                  =====    =====    =====
Statutory operating ratios:
   Loss ratio                      71.2%    71.7%    73.9%
   Expense and dividend ratios     33.0%    34.4%    33.9%
                                  -----    -----    -----
   Statutory combined ratio       104.2%   106.1%   107.8%
                                  =====     ====    =====

     The following table sets forth the net written premiums and combined ratios by line of insurance, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for Harleysville Group for the periods indicated:



                             HARLEYSVILLE GROUP BUSINESS ONLY
                                 YEAR ENDED DECEMBER 31,
                            ---------------------------------
                               2001        2000       1999
                            ----------   --------   --------
                                  (dollars in thousands)
NET PREMIUMS WRITTEN
--------------------
  Commercial:
   Automobile                 $171,106   $142,589   $144,095
   Workers compensation        117,583    108,473    114,235
   Commercial multi-peril      183,216    159,679    155,667
   Other commercial             43,955     35,978     34,549
                              --------   --------   --------
     Total commercial          515,860    446,719    448,546
                              --------   --------   --------
  Personal:
   Automobile                  151,270    168,116    185,477
   Homeowners                   70,679     75,551     78,755
   Other personal                9,778     11,086     11,561
                              --------   --------   --------
     Total personal            231,727    254,753    275,793
                               -------   --------   --------
      Total Harleysville
       Group Business         $747,587   $701,472   $724,339
                              ========   ========   ========

COMBINED RATIOS
---------------
  Commercial:
   Automobile                     96.6%     106.9%     116.4%
   Workers compensation          105.7%     102.2%      88.2%
   Commercial multi-peril        100.2%     105.8%     118.0%
   Other commercial               95.5%      95.2%     110.9%
     Total commercial            100.0%     104.5%     109.2%
  Personal:
   Automobile                    112.8%     106.0%      99.4%
   Homeowners                    117.8%     117.4%     121.4%
   Other personal                 85.2%      91.2%      96.3%
     Total personal              113.1%     108.7%     105.6%
      Total Harleysville
       Group Business            104.2%     106.1%     107.8%

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

     Pursuant to the terms of the pooling agreement with the Mutual Company, each of the Company's subsidiary participants cedes premiums, losses and expenses on all of its business to the Mutual Company which, in turn, retrocedes to such subsidiaries a specified portion of premiums, losses and expenses of the Mutual Company and such subsidiaries. Under the terms of the intercompany pooling agreement which became effective January 1, 1986, Preferred and HNJ ceded to the Mutual Company all of their insurance business written on or after January 1, 1986. All of the Mutual Company's property and casualty insurance business written or in force on or after January 1, 1986, was also included in the pooled business. The pooling agreement provides, however, that Harleysville Group is not liable for any losses occurring prior to January 1, 1986. The pooling agreement does not legally discharge Harleysville Group from its primary liability for the full amount of the policies ceded. However, it makes the Mutual Company liable to Harleysville Group to the extent of the business ceded.

     The following table sets forth a chronology of the changes that have occurred in the pooling agreement since it became effective on January 1, 1986.



          CHRONOLOGY OF CHANGES IN POOLING AGREEMENT

                   HARLEYSVILLE    MUTUAL
                   GROUP           COMPANY
     DATE          PERCENTAGE      PERCENTAGE            EVENT
--------------     -------------   ----------    ---------------------
January 1, 1986       30%            70%       Current pooling agreement began
                                               with Preferred and HNJ as
                                               participants with the Mutual
                                               Company.

July 1, 1987          35%          65%         Atlantic acquired and included
                                               in the pool.

January 1, 1989       50%          50%         Worcester included in the pool.

January 1, 1991       60%          40%         HIC New York and Mid-America
                                               acquired and included in the pool
                                               and the Mutual Company formed
                                               Pennland (not a pool participant)
                                               to write Pennsylvania personal
                                               automobile business.

January 1, 1996       65%          35%         Pennland included in the pool.

January 1, 1997       70%          30%         Lake States included in the pool.

January 1, 1998       72%          28%         HIC included in the pool.


     Effective as of January 1, 1992, Garden State began insuring new and renewal New Jersey personal automobile insurance policies that had been included in the pooling arrangement. Garden State is not a participant in the pooling arrangement.

     When pool participation percentages increased as described above, cash and investments equal to the net increase in liabilities assumed less a ceding commission related to the net increase in the liability for unearned premiums, was transferred from the Mutual Company to Harleysville Group. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

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


                                      TOTAL POOLED BUSINESS
                                     YEAR ENDED DECEMBER 31,
                              ------------------------------------
                                 2001         2000         1999
                              ----------    --------    ----------
                                       (dollars in thousands)
NET PREMIUMS WRITTEN
--------------------
  Commercial:
   Automobile                 $  238,262    $198,579    $  200,678
   Workers compensation           63,310     150,657       158,660
   Commercial multi-peril        259,082     225,960       220,410
   Other                          62,324      51,154        49,177
                              ----------    --------    ----------
     Total commercial            722,978     626,350       628,925
                              ----------    --------    ----------

  Personal:
   Automobile                    210,834     234,347       258,463
   Homeowners                    100,685     107,632       112,203
   Other                          13,588      15,406        16,066
                              ----------    --------    ----------
     Total personal              325,107     357,385       386,732
                              ----------    --------    ----------

      Total pooled
       business               $1,048,085    $983,735    $1,015,657
                              ==========    ========    ==========

COMBINED RATIOS (1)
------------------
  Commercial:
   Automobile                       96.7%      107.3%        116.4%
   Workers compensation            105.5%      102.8%         88.5%
   Commercial multi-peril           99.1%      104.6%        117.7%
   Other                            94.4%       93.3%        108.6%
     Total commercial               99.5%      104.2%        109.1%

  Personal:
   Automobile                      113.2%      106.2%         99.3%
   Homeowners                      121.9%      117.4%        120.6%
   Other                            85.3%       91.2%         96.2%
     Total personal                114.7%      108.9%        105.4%

      Total pooled business        104.4%      105.9%        107.7%


----------------

(1) See the definition of combined ratio in "Business-Property and Casualty Underwriting".

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


                                     TOTAL POOLED BUSINESS
                                     YEAR ENDED DECEMBER 31,
                             --------------------------------------
                                2001          2000          1999
                             ----------    ----------    ----------
                                         (in thousands)
Reserves for losses
  and loss settlement
  expenses, beginning
  of the year                 $1,136,848    $1,181,066    $1,172,664
                              ----------    ----------    ----------

Incurred losses and loss
  settlement expenses:
   Provision for insured
     events of the current
     year                        756,289       759,471       816,931
   Decrease in provision
     for insured events of
     prior years                 (22,444)      (65,319)      (82,024)
                              ----------     ---------    ----------

       Total incurred
         losses and loss
         settlement expenses     733,845       694,152       734,907
                              ----------    ----------    ----------

Payments:
   Losses and loss
     settlement expenses
     attributable to
     insured events of
     the current year            327,615       346,846       367,979
   Losses and loss
     settlement expenses
     attributable to
     insured events of
     prior years                 395,561       391,524       358,526
                              ----------    ----------    ----------

       Total payments            723,176       738,370       726,505
                              ----------    ----------    ----------

Reserves for losses and
  loss settlement expenses,
  end of the year             $1,147,517    $1,136,848    $1,181,066
                              ==========    ==========    ==========

     The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses from 1991 through 2001 for the pooled business of the Mutual Company and Harleysville Group. "Reserve for losses and loss settlement expenses" sets forth the estimated liability for unpaid losses and loss settlement expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss settlement expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported.

     The "Reserves reestimated" portion of the table shows the reestimated amount of the previously recorded liability based on experience of each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. For example, the 1991 liability has developed a redundancy after ten years, in that reestimated losses and loss settlement expenses are expected to be lower than the initial estimated liability established in 1991 of $743.0 million by $14.3 million, or 1.9%.

     The "Cumulative amount of reserves paid" portion of the table shows the cumulative losses and loss settlement expense payments made in succeeding years for losses incurred prior to the balance sheet date. For example, the 1991 column indicates that as of December 31, 2001, payments of $664.1 million of the currently reestimated ultimate liability for losses and loss settlement expenses had been made.

     The "Redundancy" portion of the table shows the cumulative redundancy at December 31, 2001 of the reserve estimate shown on the top line of the corresponding column. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss settlement expenses or were reevaluated at less than the original reserved amount.

     The following table includes all 2001 pool participants as if they had participated in the pooling arrangement in all years indicated except for acquired pool participant companies, which are included from their date of acquisition. Under the terms of the pooling arrangement, Harleysville Group is not responsible for losses on the pooled business occurring prior to January 1, 1986.


                                                       TOTAL  POOLED  BUSINESS

                                                      YEAR  ENDED  DECEMBER  31,
            1991     1992      1993      1994      1995      1996        1997        1998        1999        2000        2001
                                                           (dollars  in  thousands)


Reserve for
 losses and
 loss
 settlement
 expenses  $742,989  $784,514  $825,028  $855,305  $900,336  $1,033,376  $1,124,910  $1,172,664  $1,181,066  $1,136,848  $1,147,517
Reserves
  reestimated:
One year
  later     739,030   781,746   819,494   837,255   856,493     995,656   1,068,687   1,090,640   1,115,747   1,114,404
Two years
  later     738,557   778,064   802,213   817,330   820,894     961,228   1,005,208   1,042,183   1,097,544
Three years
  later     737,408   774,420   800,129   800,365   799,191     918,006     972,318   1,027,968
Four years
  later     736,458   776,687   792,901   790,234   768,704     894,015     961,721
Five years
  later     742,878   770,420   786,731   768,815   748,667     887,697
Six years
  later     741,032   767,777   771,015   753,928   743,859
Seven years
  later     741,941   756,912   759,080   750,226
Eight years
  later     733,082   749,287   755,744
Nine years
  later     730,214   746,889
Ten years
  later     728,677

Cumulative
 amount of
 reserves paid:
One year
  later     236,833   244,210   255,078   246,935   273,744     328,691     338,377     358,526     391,524     395,561
Two years
  later     383,358   402,394   403,601   406,944   448,497     523,307     540,522     562,908     609,016
Three years
  later     485,045   503,309   511,281   525,840   566,804     656,234     674,740     695,315
Four years
  later     550,456   572,656   587,900   599,336   643,451     741,013     756,502
Five years
  later     594,452   616,940   629,908   645,271   690,301     790,902
Six years
  later     619,780   639,186   657,570   677,668   720,664
Seven years
  later     633,771   656,913   677,123   698,652
Eight years
  later     645,576   671,091   691,518
Nine years
  later     655,869   682,514
Ten years
  later     664,067

Redundancy   14,312    37,625    69,284   105,079   156,477     145,679     163,189     144,696     83,522     22,444
Redundancy
  expressed
  as a percent
  of year end
  reserves      1.9%      4.8%      8.4%     12.3%     17.4%       14.1%       14.5%       12.3%       7.1%       2.0%
Cumulative
  redundancy
  excluding
  pre-1986
  reserve
  develop-
  ment(1)    40,306    60,743    91,375   125,509   173,366     157,823     170,422     149,442     86,736     23,271


(1)  Excludes years not included in pooling arrangement with Harleysville Group.

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

                               HARLEYSVILLE  GROUP  BUSINESS  ONLY


                                     YEAR ENDED DECEMBER 31,
                               ----------------------------------
                                  2001        2000        1999
                               ---------    --------    ---------
(in thousands)
Reserves for losses and
  loss settlement expenses,
  beginning of the year         $792,584    $823,914    $813,519
                                --------    --------    --------

Incurred losses and loss
  settlement expenses:
   Provision for insured
    events of the current
    year                         537,172     541,738     582,534
   Decrease in provision
    for insured events of
    prior years                  (17,350)    (48,937)    (59,532)
                                --------    --------    --------

       Total incurred losses
        and loss settlement
        expenses                 519,822     492,801     523,002
                                --------    --------    --------

Payments:
  Losses and loss settlement
   expenses attributable to
   insured events of the
   current year                  229,435     244,978     259,635
  Losses and loss settlement
   expenses attributable to
   insured events of prior
   years                         282,110     279,153     252,972
                                --------    --------    --------

       Total payments            511,545     524,131     512,607
                                --------    --------    --------

Reserves for losses and loss
  settlement expenses, end
  of the year                   $800,861    $792,584    $823,914
                                ========    ========    ========



     See  page  17  for  reconciliation  of  net  reserves  to  gross  reserves.

     Harleysville Group recognized a decrease in the provision for insured events of prior years (favorable development) of $17.4, $48.9 and $59.5 million in 2001, 2000 and 1999, respectively. The favorable development for 2001 primarily relates to lower-than-expected loss adjusting expenses and, for 2000 and 1999, lower-than-expected claim severity in the workers compensation and automobile lines of business. The 2001 and 2000 favorable development includes $14.8 million and $20.2 million of reductions in loss adjustment expenses. In both years, such reductions are related to benefits from initiatives to reduce costs of adjusting claims and to the favorable development on losses.

     The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses for Harleysville Group. The effect of changes to the pooling agreement participation is reflected in this table. For example, the January 1, 1996 increase in Harleysville Group's pooling participation from 60% to 65% is reflected in the first line of the 1996 column. Amounts of assets equal to increases in net liabilities was transferred to Harleysville Group from the Mutual Company in conjunction with each respective pooling change. The amount of the assets transferred has been netted against and has reduced the cumulative amounts paid for years prior to the pooling changes. For example, the 1995 column of the "Cumulative amount of reserves paid" portion of the table reflects the assets transferred in conjunction with the 1996 increase in the pooling percentage from 60% to 65% as a decrease netted in the "one year later" line. The cumulative amounts paid are reflected in this manner to maintain comparability. This is because when Harleysville Group pays claims subsequent to the date of a pool participation increase, the amounts paid are greater, however, the prior year's reserve amounts are reflective of a lower pool participation percentage. By reflecting pooling participation increases in this manner, loss development is not obscured. Loss development reflects Harleysville Group's share of the total pooled business loss development since January 1, 1986 when Harleysville Group began participation, plus loss development of any subsidiary not participating in the pooling agreement.

     Loss development information for the total pooled business is presented on pages 12 to 14 to provide greater analysis of underlying claims development.

                                 HARLEYSVILLE  GROUP  BUSINESS



                                                     YEAR ENDED DECEMBER 31,

                1991      1992      1993      1994      1995      1996      1997      1998      1999      2000      2001
                                                          (dollars in thousands)
Reserve for
 losses
 and loss
 settlement
 expenses       $406,619  $437,883  $499,272  $535,452  $576,653  $718,700  $793,563  $813,519  $823,914  $792,584  $800,861
Reserves
 reestimated:
One year
  later          405,749   438,135   496,057   524,565   541,654   688,972   750,956   753,987   774,977   775,234
Two years
  later          404,849   435,005   483,635   507,090   513,555   662,393   704,157   717,324   761,234
Three years
  later          403,240   430,728   477,164   491,919   496,138   630,170   678,757   706,491
Four years
  later          400,579   429,125   468,804   482,834   473,084   611,179   670,534
Five years
  later          401,675   421,408   462,571   466,309   456,940   606,037
Six years
  later          397,275   417,715   450,152   453,934   452,885
Seven years
  later          396,139   408,789   439,842   450,675
Eight years
  later          388,657   401,582   436,846
Nine years
  later          384,874   399,261
Ten years
  later          383,173

Cumulative
 amount
 of reserves
 paid:
One year
  later          135,067   144,465   161,557   164,849   105,774   200,907   228,622   252,972   279,153   282,110
Two years
  later          219,233   234,991   254,840   219,225   204,030   330,158   371,624   397,685   433,901
Three years
  later          276,451   292,381   290,667   283,816   281,546   423,337   465,897   491,274
Four years
  later          312,539   314,848   329,830   330,705   334,204   482,016   523,050
Five years
  later          328,682   335,411   355,338   361,250   365,574   516,221
Six years
  later          338,515   347,731   372,727   382,214   385,720
Seven years
 later           345,511   357,966   384,443   395,607
Eight years
 later           351,482   365,812   393,092
Nine years
 later           356,531   372,321
Ten years
 later           360,718

Redundancy        23,446    38,622    62,426    84,777   123,768   112,663   123,029   107,028    62,680    17,350

Redundancy
 expressed
 as a percent
 of year end
 reserves            5.8%      8.8%     12.5%     15.8%     21.5%     15.7%     15.5%     13.2%      7.6%      2.2%

Gross
 reserve                  $486,608  $560,811  $603,088  $645,941  $796,820  $868,393  $893,420  $901,352  $864,843  $879,056
Ceded
 reserve                    48,725    61,539    67,636    69,288    78,120    74,830    79,901    77,438    72,259    78,195
                          --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Net
 reserve                  $437,883  $499,272  $535,452  $576,653  $718,700  $793,563  $813,519  $823,914  $792,584  $800,861
                          ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

Gross
  re-estimated            $453,548  $507,564  $520,157  $523,133  $681,995  $745,456  $778,626  $843,444  $870,609
Ceded
  re-estimated              54,287    70,718    69,482    70,248    75,958    74,922    72,135    82,210    95,375
                          --------  --------  --------  --------  --------  --------  --------  --------  --------
Net
  re-estimated            $399,261  $436,846  $450,675  $452,885  $606,037  $670,534  $706,491  $761,234  $775,234
                          ========  ========  ========  ========  ========  ========  ========  ========  ========

Note: The amount of cash and investments received equal to the increase in liabilities for unpaid losses and loss settlement expenses was $55,350,000, $93,966,000, $28,318,000, and $12, 392,000 for the
       changes in pool participation in 1991, 1996, 1997, and 1998, respectively.

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

     Reinsurance for property and auto physical damage losses is currently maintained under a per risk excess of loss treaty affording recovery to $4,250,000 ($9,250,000 effective October 1, 2001), above a retention of $750,000. Harleysville Group's 2001 pooling share of such recovery would be $3,060,000 ($6,660,000 effective October 1, 2001) above a retention of $540,000.
Effective January 1, 2002, the coverage on this treaty was changed to provide for recovery of $8,500,000 in excess a retention of $1,500,000. Harleysville Group's 2002 pooling share of a recovery would be $6,120,000 above a retention of $1,080,000. In addition, the Company's subsidiaries and the Mutual Company and its wholly-owned subsidiaries are reinsured under a catastrophe reinsurance treaty effective for one year from July 1, 2001 which provides coverage ranging from 85.5% to 95% of up to $137 million in excess of a retention of $30 million for any given catastrophe. Harleysville Group's 2001 pooling share of this coverage would range from 85.5% to 95% of up to $99 million in excess of a retention of $21.6 million for any given catastrophe. Pursuant to the terms of the treaty, the maximum recovery would be $124 million for any catastrophe involving an insured loss equal to or greater than $167 million. Harleysville Group's pooling share of this maximum recovery would be $89 million for any catastrophe involving an insured loss of $120 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Harleysville Group has not purchased funded catastrophe covers.

     Casualty reinsurance (including liability and workers compensation) is currently maintained under an excess of loss treaty affording recovery to
$18,750,000 above a retention of $1,250,000 for each loss occurrence. Harleysville Group's 2001 pooling share of such recovery would be $13,500,000 above a retention of $900,000. Effective January 1, 2002, the retention on this program was increased to $2,000,000. In addition, a new layer of coverage was obtained affording recovery to 90% of $20,000,000 in excess of $20,000,000. Harleysville Group's 2002 pooling share of a recovery would be up to $25,920,000 above a retention of $1,440,000. In addition, there is reinsurance to protect Harleysville Group from large workers compensation losses in 2001. For umbrella liability coverages, reinsurance protection up to $14,000,000 is provided over a retention of $1,000,000. Harleysville Group's 2001 pooling share would provide for recovery of $10,080,000 over a retention of $720,000.

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

     Harleysville Group considers numerous factors in choosing reinsurers, the most important of which are the financial stability and credit worthiness of the reinsurer. Harleysville Group has not experienced any material collectibility problems for its reinsurance recoverables.

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

INVESTMENTS

     An important element of the financial results of Harleysville Group is the return on invested assets. An investment objective of Harleysville Group is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. An objective also is to provide adequate funds to pay claims without forced sales of investments. Harleysville Group has invested in equity securities with the objective of capital appreciation. At December 31, 2001, approximately 100% of the fixed maturity investment portfolio was rated at investment grade. The investment portfolio did not contain any real estate or mortgage loans.

     Harleysville Group has adopted and follows an investment philosophy which precludes the purchase of non-investment grade fixed income securities. However, due to uncertainties in the economic environment, it is possible that the quality of investments held in Harleysville Group's portfolio may change.

     The following table shows the composition of Harleysville Group's fixed maturity investment portfolio at amortized cost, excluding short-term investments, by rating as of December 31, 2001:




                                             DECEMBER 31, 2001
                                          -----------------------
                                            AMOUNT       PERCENT
                                          ----------     --------

                                              (dollars in thousands)
RATING(1)
---------

U.S. Treasury and U.S. agency bonds(2)    $  234,276       16.8%
Aaa                                          430,499       30.9
Aa                                           426,913       30.6
A                                            260,186       18.6
Baa                                           43,672        3.1
                                          ----------      -----

      Total                               $1,395,546      100.0%
                                          ==========      =====

--------------

(1)  Ratings  assigned  by  Moody's  Investors  Services,  Inc.
(2) Includes GNMA pass-through obligations and collateralized mortgage obligations.

     Harleysville Group invests in both taxable and tax-exempt securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds made up approximately 40%, 45% and 46% of the total investment portfolio at December 31, 2001, 2000 and 1999, respectively.

     The following table shows the composition of Harleysville Group's investment portfolio at carrying value, excluding short-term investments, by type of security as of December 31, 2001:




                                   DECEMBER 31, 2001
                               ------------------------
                                 AMOUNT        PERCENT
                               ----------      --------
                                 (dollars in thousands)
Fixed maturities:
  U.S. Treasury obligations     $    39,816      2.5%
  U.S. agency obligations            33,237      2.1
  Mortgage-backed securities        168,169     10.7
  Obligations of states and
    political subdivisions          623,405     39.6
  Corporate securities              559,136     35.5
                                -----------    -----

      Total fixed maturities      1,423,763     90.4
                                 ----------    -----

Equity securities                   150,686      9.6
                                 ----------    -----

       Total                     $1,574,449    100.0%
                                 ==========    =====

     Investment results of Harleysville Group's fixed maturity investment portfolio for each of the three years ended December 31, 2001 are shown in the following table:



                               YEAR ENDED DECEMBER 31,
                         ------------------------------------
                            2001         2000        1999
                         ----------   ---------   -----------
                               (dollars in thousands)
  Invested assets(1)     $1,379,551   $1,361,310   $1,356,853
  Investment income(2)   $   83,191   $   83,958   $   83,457
  Average yield                 6.0%         6.2%         6.2%

--------------

(1) Average of the aggregate invested amounts at amortized cost at the beginning and end of the period.

(2) Investment income does not include investment expenses, realized investment gains or losses or provision for income taxes.

     The following table indicates the composition of Harleysville Group's fixed maturity investment portfolio at carrying value, excluding short-term investments, by time to maturity as of December 31, 2001:



                                   DECEMBER 31, 2001
                                -----------------------
                                   AMOUNT      PERCENT
                                -----------    --------
                                 (dollars in thousands)
           DUE IN(1)
          ----------
1 year or less                   $   76,572       5.4%
Over 1 year through 5 years         410,824      28.8
Over 5 years through 10 years       664,271      46.7
Over 10 years                       103,927       7.3
                                 ----------     -----
                                  1,255,594      88.2

Mortgage-backed securities          168,169      11.8
                                 ----------     -----

     Total                       $1,423,763     100.0%
                                 ==========     =====

--------------

(1) Based on stated maturity dates with no prepayment assumptions. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The average expected life of Harleysville Group's investment portfolio as of December 31, 2001 was approximately 5.3 years.


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

     State insurance holding company acts regulate insurance holding company systems. Each insurance company in the holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish certain information concerning transactions between companies within the holding company system that may materially affect the operations, management or financial condition of the insurer within the system, including the payment of dividends from the insurance subsidiaries to the Company.

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

     The Company's insurance subsidiaries generally are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary's statutory surplus as of a certain date, or adjusted net income of the subsidiary, for the preceding year. Applying the current regulatory restrictions as of December 31, 2001, $54.0 million would be available for distribution to Harleysville Group Inc. without prior approval during 2002. The Company's insurance subsidiaries paid dividends of $10.0 million (another $12.0 million is receivable from the subsidiaries) in 2001, $20.0 million in 2000 and $15.0 million in 1999 to Harleysville Group Inc.

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

     The NAIC has adopted the Codification of Statutory Accounting Principles which were effective January 1, 2001. The codified principles are intended to provide a basis of accounting recognized and adhered to in the absence of, conflict with, or silence of, state statutes and regulations. The impact of the codified principles on the January 1, 2001 statutory capital and surplus of the Company's insurance subsidiaries ranged from a decrease of $0.4 million to an increase of $6.4 million and was an increase of $21.0 million on a consolidated basis.

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




                        NET INCOME                   SHAREHOLDERS' EQUITY
                   YEAR ENDED DECEMBER 31,               DECEMBER 31,
                 ----------------------------       ---------------------
                   2001       2000      1999          2001       2000
                 -------    -------   -------       --------   --------
                                         (in thousands)
SAP amounts      $41,095    $48,412   $38,710       $538,878   $515,679
Adjustments:
  Deferred
   policy
   acquisition
   costs           1,317      1,218     4,557         86,076     84,759
  Deferred
   income
   taxes           3,626      1,608     2,652          6,093     21,593
  Unrealized
   investment
   gains                                              26,857     23,635
  Other, net      (2,443)    (2,109)   (6,255)         3,526     (3,911)
Holding
  company(1)        (102)      (437)      249        (71,132)   (75,174)
                 -------    -------   -------       --------   --------

GAAP amounts     $43,493    $48,692   $39,913       $590,298   $566,581
                 =======    =======   =======       ========   ========


(1) Represents the GAAP income and equity amounts for Harleysville Group Inc., excluding the earnings of and investment in subsidiaries.


RELATIONSHIP  WITH  THE  MUTUAL  COMPANY

     Harleysville Group's operations are interrelated with the operations of the Mutual Company due to the pooling arrangement and other factors. The Mutual Company owns approximately 56% of the issued and outstanding common stock of Harleysville Group Inc. Harleysville Group employees provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. The cost of facilities and employees required to conduct the business of both companies is charged on a cost-allocated basis. Harleysville Group also manages the operations of the Mutual Company and its wholly-owned subsidiaries pursuant to a management agreement which commenced January 1, 1993 under which Harleysville Group receives a management fee. Harleysville Group also manages the operations of Berkshire Mutual Insurance Company, a small property and casualty insurance company, pursuant to a management services agreement. Harleysville Group received $7.3 million, $7.4 million, and $7.3 million for the years ended December 31, 2001, 2000 and 1999, respectively, for all such management services.

     All of the Company's officers are officers of the Mutual Company, and six of the Company's eight directors are directors of the Mutual Company. A coordinating committee exists to review and evaluate the pooling agreement and is responsible for matters involving actual or potential conflicts of interest between the two companies. The decisions of the coordinating committee are binding on the two companies. No intercompany transaction can be authorized by the coordinating committee unless at least two of three of the Company's committee members conclude that such transaction is fair and equitable to Harleysville Group. The coordinating committee consists of six non-employee directors, three from Harleysville Group Inc. and three from the Mutual Company all of whom are not members of both Boards and one, a non-voting Chairman, who is a member of both Boards. For information concerning the members of the coordinating committee, see "Board and Committee Meetings" section on pages 9 to 11 of the Company's proxy statement relating to the annual meeting of the shareholders to be held April 24, 2002 which is incorporated by reference in this Form 10-K Report.

     The Mutual Company leases the home office from Harleysville Group with which it shares most of the facility. Rental income under the lease was $3.5 million for 2001, $3.4 million for 2000 and $2.8 million for 1999. Harleysville Group believes that the lease terms are no less favorable to it than if the property were leased to a non-affiliate.

     In connection with the acquisition of Mid-America and HIC New York, the Company borrowed approximately $18.5 million from the Mutual Company. See Note 8 of the Notes to Consolidated Financial Statements. For additional information with respect to transactions with the Mutual Company, see Note 2 of the Notes to Consolidated Financial Statements.


EMPLOYEES

     All employees are paid by Harleysville Group Inc. and, accordingly, are considered to be employees of Harleysville Group Inc. As of December 31, 2001, there were 2,450 employees. They provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. See "Business-Relationship with the Mutual Company" and Note 2(c) of the Notes to Consolidated Financial Statements.

ITEM  2.  PROPERTIES.
--------  -----------

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

ITEM  3.  LEGAL  PROCEEDINGS.
--------  -------------------

     On December 31, 2001, Mutual received a written request for arbitration from GE Reinsurance Corporation (GE Re) of a reinsurance agreement between Mutual and GE Re relating to certain automobile insurance policies written in California through a managing general agent beginning in 1999. The notice indicates that GE Re intends to seek rescission of the agreement and reimbursement for its losses. Harleysville Group's share of underwriting losses, assumed under the pooling agreement, that have been ceded to GE Re was $33,220,000 from inception through December 31, 2001. GE Re's claims are apparently based on alleged non-disclosures by Mutual at the time the agreement was entered into in 1999. GE Re terminated payments under the agreement in January 2002.

     On January 8, 2002, Mutual gave written notice of its election pursuant to the agreement to have GE Re's claims heard in the U.S. District Court in Philadelphia and, on January 11, 2002, Mutual filed an action for breach of contract against GE Re in the U.S. District Court in Philadelphia. GE Re filed motions to compel arbitration and to dismiss Mutual's complaint and such motions were denied by the court.

     Since 2000, only renewal business as required by law has been written by Mutual through the managing general agent. Harleysville Group's pooling share of the written premium ceded by Mutual under the agreement was $13,897,000, $22,389,000 and $24,502,000 in 2001, 2000 and 1999, respectively, and is likely to  decline  further  in  2002.

     Both Mutual and the Company believe GE Re's claims to be wholly without merit and are litigating the matter vigorously. While the Company does not expect this matter to materially affect its financial condition or results of operations, there can be no assurance of any particular outcome.

     Harleysville Group is a party to numerous other lawsuits arising in the ordinary course of its insurance business. Harleysville Group believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
--------  ------------------------------------------------------------

     No matter was submitted during the fourth quarter of 2001 to a vote of holders of the Company's Common Stock.

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


  Name                       Age       Position
------------------------     ---     -------------------------------

Walter  R.  Bateman,  II      54      Chairman  of  the  Board,  President,
                                      Chief  Executive  Officer  and
                                      Director

Mark  R.  Cummins             45      Executive  Vice  President,  Chief
                                      Investment  Officer  and  Treasurer

M.  Lee  Patkus               50      Executive  Vice  President

Douglas  A.  Gaudet           48      Executive  Vice  President

Roger  A.  Brown              53      Senior  Vice  President,  Secretary
                                      and  General  Counsel

Bruce  J.  Magee              47      Senior  Vice  President  and
                                      Chief  Financial  Officer

E.  Wayne  Ratz               56      Senior  Vice  President  and  Chief
                                      Information  Officer

Catherine  B.  Strauss        54      Senior  Vice  President

Robert  G.  Whitlock  Jr.     45      Senior  Vice  President  and  Chief
                                      Actuary

Roger  J.  Beekley            59      Vice  President  and  Controller


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

     Roger A. Brown has been Senior Vice President, Secretary and General Counsel of Harleysville Group Inc. and the Mutual Company since 1995. He was Assistant General Counsel from 1986 until assuming his present position.

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

     PART  II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND RELATED STOCKHOLDER
-------   ----------------------------------------------------------------------
MATTERS.
-------
     The "Market for Common Stock and Related Security Holder Matters" section from the Company's annual report to stockholders for the year ended December 31, 2001, which is included as Exhibit (13)(E) to this Form 10-K Report, is incorporated herein by reference.

ITEM  6.  SELECTED  FINANCIAL  DATA.
-------   -------------------------
     The "Selected Consolidated Financial Data" section from the Company's annual report to stockholders for the year ended December 31, 2001, which is included as Exhibit (13)(A) to this Form 10-K Report, is incorporated herein by reference.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
AND RESULTS OF  OPERATIONS.
---------------------------
     The "Management's Discussion and Analysis of Results of Operations and Financial Condition" section from the Company's annual report to stockholders for the year ended December 31, 2001, which is included as Exhibit (13)(B) to this Form 10-K Report, is incorporated herein by reference.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.
--------   ----------------------------------------------------------------
     The "Quantitative and Qualitative Disclosures About Market Risk" section from the Company's annual report to stockholders for the year ended December 31, 2001, which is included as Exhibit (13)(C) to this Form 10-K Report, is incorporated herein by reference.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.
-------   -----------------------------------------------
     The consolidated financial statements from the Company's annual report to stockholders for the year ended December 31, 2001, which is included as Exhibit
(13)(D)  to  this  Form  10-K  Report,  are  incorporated  herein  by reference.

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
-------   ----------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
---------------------
     None.

     PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
--------   --------------------------------------------------------
     The "Election of Directors" section, which provides information regarding the Company's directors, on pages 7 and 8 and the "Section 16 Reporting Compliance" section on page 28 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 24, 2002, are incorporated herein by reference.

     The information concerning executive officers called for by Item 10 of Form 10-K is set forth in Part I of this Annual Report on Form 10-K.

ITEM  11.  EXECUTIVE  COMPENSATION.
--------   -----------------------
     The information set forth on pages 21 to 26 and the "Compensation of Directors" section on pages 11 and 12 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 24, 2002, are incorporated herein by reference.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.
--------   --------------------------------------------------------------------
     The "Ownership of Common Stock" section on pages 13 and 14 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 24, 2002, is incorporated herein by reference.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
-------    --------------------------------------------------
     The "Transactions with Harleysville Mutual" section on pages 27 and 28 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 24, 2002, is incorporated herein by reference.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS ON FORM 8-K.
--------   ---------------------------------------------------------------------
(a)  (1)   The following consolidated financial statements are filed as a part of  this  report:

  Consolidated  Financial  Statements                          Page
                                                               -----
    Consolidated  Balance  Sheets  as  of
      December  31,  2001  and  2000                            24*
    Consolidated  Statements  of  Income  for
      Each  of  the  Years  in  the  Three-year
      Period  Ended  December  31,  2001                        25*
    Consolidated  Statements  of  Shareholders'
      Equity  for  Each  of  the  Years  in  the  Three-
      year  Period  Ended  December  31,  2001                  26*
    Consolidated  Statements  of  Cash  Flows
      for  Each  of  the  Years  in  the  Three-year
      Period  Ended  December  31,  2001                        27*
    Notes  to  Consolidated  Financial  Statements              28*
  Independent  Auditors'  Report                                39*

    (2)  The  following  consolidated  financial  statement
         schedules  for  the  years  2001,  2000  and  1999
         are  submitted  herewith:

    Financial  Statement  Schedules
    Schedule  I.     Summary  of  Investments  -  Other
                    Than  Investments  in  Related
                    Parties                                     43
    Schedule  II.    Condensed  Financial  Information
                    of  Parent  Company                         44
    Schedule  III.   Supplementary  Insurance
                    Information                                 47
    Schedule  IV.    Reinsurance                                48
    Schedule  VI.    Supplemental  Insurance  Information
                    Concerning  Property  and  Casualty
                    Subsidiaries                                49
    Independent  Auditors'  Consent  and  Report  on  Schedules
      (filed  as  Exhibit  23)

     All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
-------------------
     *Refers to the respective page of Harleysville Group Inc.'s 2001 Annual Report to Stockholders. The Consolidated Financial Statements and Independent Auditors' Report, which are included as Exhibit (13)(D), are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     (3)     Exhibits

 EXHIBIT
   NO.                 DESCRIPTION  OF  EXHIBITS
------     ------------------------------------------------
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

*(10)(C)  Harleysville  Group  Inc.  Non-qualified  Deferred
          Compensation  Plan  Amended  and  Restated
          November 17, 1999 - incorporated herein by reference to Exhibit 10(C) to the Registrant's Annual Report on Form 10-K for the year ended
          December  31,  1999.

*(10)(D)  Pension  Plan  of  Harleysville  Group  Inc.  and
          Associated  Employers  dated  December  1,  1994
          and amendment dated February 6, 1995 - incorporated herein by reference to Exhibit
          10(D)  to  the  Registrant's  Annual  Report  on
          Form 10-K for the year ended December 31, 1994.

 EXHIBIT
   NO.                 DESCRIPTION  OF  EXHIBITS
------     ------------------------------------------------

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

 EXHIBIT
   NO.               DESCRIPTION  OF  EXHIBITS
------     ------------------------------------------------

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

 EXHIBIT
   NO.                 DESCRIPTION  OF  EXHIBITS
------     ------------------------------------------------

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

 EXHIBIT
   NO.                  DESCRIPTION  OF  EXHIBITS
------     ------------------------------------------------

*(10)(Q) Long-Term Incentive Plan for senior officers of Harleysville Mutual Insurance Company and
           Registrant - incorporated herein by reference to Exhibit 10(V) to the Registrant's Annual
           Report on Form 10-K for the year ended
           December 31,  1988.

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

*(10)(T)   Harleysville  Group  Inc. Year 2000 Directors'
           Stock Option Program of  Registrant  -
           incorporated  herein  by  reference  to Exhibit
           (4)(C) to the Registrant's  Form  S-8
           Registration  Statement No. 333-85941, filed
           August 26, 1999.

 (10)(U)   Loan  Agreement  dated  as  of  March  19,  1998
           by and between Harleysville Group Inc. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit
           (10)(V) to the Registrant's Annual Report on
           Form 10-K for the year ended December 31, 1997.

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

 EXHIBIT
   NO.                 DESCRIPTION  OF  EXHIBITS
------     ------------------------------------------------

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

*(10)(Y)   Form  of Change of Control Employment
           Agreements dated July 1, 1999 - incorporated herein by reference to Exhibit 10(Z) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

*(10)(Z)   1992 Incentive Stock Option Plan for Employees
           Amended and Restated August 26, 1992 - incorporated herein by reference to Exhibit
           (10)(W) to the Registrant's  Annual  Report  on
           Form 10-K for the year ended December 31, 1992.

*(10)(AA)  Harleysville  Group  Inc. Supplemental Retirement
           Plan Amended and Restated November 17, 1999 - incorporated herein by reference to Exhibit 10(AB) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

*(10)(AB)  1996  Directors'  Stock Purchase Plan of
           Registrant - incorporated herein by reference to Exhibit (4)(C) to the Registrant's Form S-8
           Registration Statement  No.  333-03127  filed  May
           3,  1996.

EXHIBIT
   NO.                 DESCRIPTION  OF  EXHIBITS
------     ------------------------------------------------

*(10)(AC)  Directors Equity Award Program of Registrant -
           incorporated herein by  reference  to  Exhibit
           (4)(C)  to  the  Registrant's  Form S-8
           Registration Statement  No.  333-09701  filed
           August  7,  1996.

*(10)(AD)  Excess  Stock Purchase Plan of Registrant -
           incorporated herein by reference to Exhibit
           4.3 to the Registrant's Form S-8 Registration
           Statement No. 333-37212  filed  May  17,  2000.

*(10)(AE)  Long  Term  Incentive  Plan of Registrant -
           incorporated herein by reference to Exhibit
           4.3 to the Registrant's Form S-8 Registration
           Statement No. 333-37386  filed  May  19,  2000.

 (13)(A)   Selected Consolidated Financial Data from the
           Company's 2001 annual report  to  stockholders.

 (13)(B)   Management's  Discussion  and Analysis of
           Results of Operations and Financial Condition from the Company's 2001 annual report to stockholders.

 (13)(C)   Quantitative and Qualitative Disclosures About
           Market Risk from the Company's 2001 annual report to stockholders.

 (13)(D) Consolidated financial statements from the Company's 2001 annual report to stockholders.

 (13)(E)   Market  for  Common  Stock and Related Security
           Holder Matters from the Company's 2001 annual report to stockholders.

EXHIBIT
   NO.                 DESCRIPTION  OF  EXHIBITS
------     ------------------------------------------------

 (21)      Subsidiaries  of  Registrant.

 (23)      Independent  Auditors'  Consent  and  Report  on
           Schedules.

 (99)      Form  11-K Annual Report for the Harleysville
           Group Inc. Employee Stock Purchase Plan for the year ended December 31, 2001.

----------------

* A management contract, compensatory plan or arrangement required to be separately identified by reason of the provision of Item 14(a)(3).

(b)  Reports  on  Form  8-K


     A Form 8-K dated January 8, 2002 was filed disclosing a dispute involving a reinsurance agreement with GE Reinsurance Corporation.




                                      HARLEYSVILLE GROUP

                             SCHEDULE I - SUMMARY OF INVESTMENTS -
                           OTHER THAN INVESTMENTS IN RELATED PARTIES

                                       DECEMBER 31, 2001
                                        (in thousands)

                                                       AMOUNT
                                                       AT WHICH
                                                       SHOWN IN
                                                       THE BALANCE
    TYPE OF INVESTMENT        COST          VALUE      SHEET
------------------------   ----------    ----------    -----------

Fixed maturities:
  United States
   government and
   government agencies
   and authorities         $   69,953    $   73,325    $   73,053

  States, municipalities
   and political
   subdivisions               611,659       634,539       623,405

  Mortgage-backed
   securities                 164,443       168,169       168,169

  All other corporate
   bonds                      549,491       567,819       559,136
                          -----------    ----------    ----------

   Total fixed
    maturities             1,395,546     1,443,852     1,423,763
                          ----------    ----------    ----------

Equity securities:

  Common stocks:
   Banks, trust and
    insurance companies       18,657        24,418        24,418
   Industrial,
    miscellaneous and
    all other                 92,146       126,268       126,268
                          ----------    ----------    ----------

   Total equities            110,803       150,686       150,686
                          ----------    ----------    ----------

Short-term
  investments                 36,695                      36,695
                          ----------                  ----------

     Total investments    $1,543,044                  $1,611,144
                          ==========                  ==========




                        HARLEYSVILLE GROUP INC.

       SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                        CONDENSED BALANCE SHEETS
                  (in thousands, except share data)

                                                     DECEMBER 31,
                                              -----------------------
                                                2001          2000
                                              --------      ---------
ASSETS
Short-term investments                        $  6,377      $  6,343
Fixed maturities:
  Available for sale, at fair
   value (cost $52 and $10)                         53            10
Investments in common
  stock of subsidiaries
  (equity method)                              661,430       641,755
Accrued investment income                           16            35
Due from affiliate                               3,636         7,454
Dividends receivable from
  subsidiaries                                  12,000        10,000
Other assets                                    14,521        11,031
                                              --------      --------

  Total assets                                $698,033      $676,628
                                              ========      ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                          $ 93,500      $ 93,500
Accounts payable and
  accrued expenses                              12,564        12,480
Federal income taxes payable                     1,671         4,067
                                              --------      --------

  Total liabilities                            107,735       110,047
                                              --------      --------

Shareholders' equity:
  Preferred stock, $1 par value;
   authorized 1,000,000 shares,
   none issued
  Common stock, $1 par value;
   authorized 80,000,000 shares;
   issued 2001, 30,444,678 and
   2000, 30,001,852 shares; outstanding
   2001, 29,444,678 and 2000,
   29,001,852 shares                            30,445        30,002
  Additional paid-in capital                   140,065       131,537
  Accumulated other
   comprehensive income                         44,265        56,010
  Retained earnings                            391,088       364,597
  Treasury stock, at cost,
   1,000,000 shares                            (15,565)      (15,565)
                                              --------     ---------

  Total shareholders' equity                   590,298       566,581
                                              --------      --------

  Total liabilities and
   shareholders' equity                       $698,033      $676,628
                                              ========      ========




                     HARLEYSVILLE GROUP INC.

 SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                CONDENSED STATEMENTS OF INCOME
                       (in thousands)

                                        YEAR ENDED DECEMBER 31,
                                    ------------------------------
                                      2001       2000       1999
                                    --------   --------   --------
Revenues                            $ 7,782    $ 7,631    $ 7,565
Expenses:
  Interest                            6,102      6,468      6,274
  Expenses other than interest        1,828      1,823      1,688
                                    -------    -------    -------

                                       (148)      (660)     (397)
Income tax benefit                      (46)      (223)     (646)
                                    -------    -------    -------

Income (loss) before equity in
  income of subsidiaries               (102)      (437)       249

Equity in income of subsidiaries     43,595     49,129     39,664
                                    -------    -------    -------

Net income                          $43,493    $48,692    $39,913
                                    =======    =======    =======




                        HARLEYSVILLE GROUP INC.

    SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                   CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands)

                                                YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                            2001         2000        1999
                                          --------     --------     --------
Cash flows from operating
 activities:
  Net income                              $ 43,493     $ 48,692     $ 39,913
  Adjustments to reconcile
   net income to net cash
   used by operating activities:
    Equity in undistributed
     earnings of subsidiaries              (43,595)     (49,129)     (39,664)
    (Increase) decrease in
      accrued investment income                 19          (16)          20
    Increase (decrease) in
      accrued income taxes                  (2,396)       3,209       (2,143)
    Other, net                               1,723       (3,984)       3,805
                                          --------     --------     --------
      Net cash provided (used)
       by operating activities                (756)      (1,228)       1,931
                                          --------     --------     --------

Cash flows from investing activities:
  Purchases of fixed maturity
   investments                                 (52)
  Maturities of fixed maturity
    investments                                 10
  Net sales (purchases) or
    maturities of short-term
    investments                                (34)      (4,646)       3,665
                                          --------     --------     --------
      Net cash provided (used)
       by investing activities                 (76)      (4,646)       3,665
                                          --------     --------     --------

Cash flows from financing activities:
  Issuance of common stock                    7,807       6,419        5,425
  Dividends from subsidiaries                10,027      20,030       15,015
  Dividends paid                            (17,002)    (15,864)     (15,182)
  Purchase of treasury stock                 -           (4,711)     (10,854)
                                          --------     --------     --------
      Net cash provided (used)
        by financing activities                832        5,874       (5,596)
                                          --------     --------     --------

  Change in cash                              -            -            -

    Cash at beginning of year                 -            -            -
                                          --------     --------     --------

    Cash at end of year                   $   -        $   -        $   -
                                          ========     ========     ========




HARLEYSVILLE GROUP

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(in thousands)

                                    LIABILITY
                                    FOR UNPAID                                                AMORTIZATION
                      DEFERRED      LOSSES AND                                    LOSSES      OF DEFERRED
                      POLICY        LOSS                             NET          AND LOSS    POLICY        OTHER
                      ACQUISITION   SETTLEMENT  UNEARNED   EARNED    INVESTMENT   SETTLEMENT  ACQUISITION   UNDERWRITING  PREMIUMS
                      COSTS         EXPENSES    PREMIUMS   PREMIUMS  INCOME       EXPENSES    COSTS         EXPENSES      WRITTEN
Year ended
 December 31,
  2001
  Commercial
   lines                            $651,088    $238,050   $493,362               $330,943                                $515,860
  Personal
   lines                             149,773     115,591    236,527                188,879                                 231,727
  GAAP
   adjustments(1)                     78,195      20,096
                                    --------    --------   --------               --------                                --------
    Total             $86,076       $879,056    $373,737   $729,889               $519,822    $180,283      $64,267       $747,587
                      =======       ========    ========   ========               ========    ========      =======       ========
    Net
     investment
     income                                                          $85,518
                                                                     =======

Year ended
 December 31,
  2000
  Commercial
   lines                            $635,184    $215,553   $437,873               $302,590                                $446,719
  Personal
    lines                            157,400     120,392    250,457                191,084                                 254,753
  GAAP
    adjustments(1)                    72,259      18,153                              (873)
                                    --------    --------   --------               --------                                --------
    Total             $84,759       $864,843    $354,098   $688,330               $492,801    $177,217      $60,916       $701,472
                      =======       ========    ========   ========               ========    ========      =======       ========
    Net
     investment
     income                                                          $86,791
                                                                     =======

Year ended
 December 31,
  1999
  Commercial
   lines                            $665,391    $206,707   $438,111               $323,372                                $448,546
  Personal
   lines                             158,523     116,096    269,089                199,630                                 275,793
  GAAP
   adjustments(1)                     77,438      28,907
                                    --------    --------   --------               --------                                --------
   Total              $83,541       $901,352    $351,710   $707,200               $523,002    $182,337      $60,226       $724,339
                      =======       ========    ========   ========               ========    ========      =======       ========
    Net
     investment
     income                                                          $85,894
                                                                     =======


(1) GAAP adjustments are not determined separately for commercial and personal lines.

    See  Note  15  of  the  Notes  to  Consolidated  Financial  Statements.




                                  HARLEYSVILLE GROUP

                              SCHEDULE IV - REINSURANCE

                     YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                    (in thousands)

                                             ASSUMED               PERCENTAGE
                                  CEDED        FROM                 OF AMOUNT
                    GROSS       TO OTHER      OTHER        NET      ASSUMED
                    AMOUNT      COMPANIES   COMPANIES    AMOUNT     TO NET
                    --------    ---------   --------    --------   ----------
Year ended
 December 31, 2001
 Property and
 casualty
 premiums           $658,166    $694,643    $766,366    $729,889    105.0%
                    ========    ========    ========    ========    ======
Year ended
 December 31, 2000
 Property and
 casualty
 premiums           $647,300    $679,770    $720,800    $688,330    104.7%
                    ========    ========    ========    ========    =====

Year ended
 December 31, 1999
 Property and
 casualty
 premiums           $638,604    $670,669    $739,265    $707,200    104.5%
                    ========    ========    ========    ========    =====


Note: The amounts ceded and assumed include the amounts ceded and assumed under the terms of the pooling arrangement.

     HARLEYSVILLE  GROUP

     SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING PROPERTY AND CASUALTY SUBSIDIARIES

     YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999
     (in  thousands)



                                                 LOSSES AND
                                               LOSS SETTLEMENT
                  LIABILITY                       EXPENSES
                  FOR UNPAID   DISCOUNT,         (BENEFITS)
                  LOSSES AND   IF ANY,            INCURRED         PAID LOSSES
                  LOSS         DEDUCTED          RELATED TO        AND LOSS
                  SETTLEMENT   FROM           CURRENT   PRIOR      SETTLEMENT
                  EXPENSES     RESERVES(1)     YEAR     YEARS      EXPENSES
                 -----------   -----------   --------   ---------   ----------
Year ended:

 Decmber 31,
  2001           $879,056      $8,007        $537,172   $(17,350)   $511,545
                 ========      ======        ========   ========    ========

 December 31,
  2000           $864,843      $7,774        $541,738   $(48,937)   $524,131
                 ========      ======        ========   ========    ========

 December 31,
  1999           $901,352      $8,992        $582,534   $(59,532)   $512,607
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

               HARLEYSVILLE  GROUP  INC.


Date:  March  22,  2002     By:     /s/  WALTER  R.  BATEMAN
                                    ------------------------
                                    Walter  R.  Bateman
                                    Chairman  of  the  Board,
                                    President  and
                                    Chief  Executive  Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


       SIGNATURE                     TITLE                    DATE
-------------------------     ------------------------      ---------

                              Chairman  of  the  Board,
                              President,
                              Chief  Executive  Officer
/s/  WALTER  R.  BATEMAN      and  a  Director              March  22,  2002
------------------------
Walter  R.  Bateman


                              Senior  Vice  President
                              and  Chief  Financial
                              Officer  (principal  financial
                              officer  and  principal
/s/  BRUCE  J.  MAGEE         accounting  officer)          March  22,  2002
---------------------
Bruce  J.  Magee

                      SIGNATURES
                      (Continued)

        SIGNATURE                    TITLE            DATE
-------------------------         -----------      ----------


/s/  LOWELL  R.  BECK               Director     March  22,  2002
---------------------
Lowell  R.  Beck


/s/  MICHAEL  L.  BROWNE            Director     March  22,  2002
------------------------
Michael  L.  Browne


/s/  ROBERT  D.  BUZZELL            Director     March  22,  2002
-----------------------
 Robert  D.  Buzzell


/s/  MIRIAN  M.  GRADDICK-WEIR      Director     March  22,  2002
------------------------------
Mirian  M.  Graddick-Weir


/s/  JOSEPH  E.  MCMENAMIN          Director     March  22,  2002
--------------------------
Joseph  E.  McMenamin


/s/  FRANK  E.  REED                Director     March  22,  2002
--------------------
Frank  E.  Reed


/s/  JERRY  S.  ROSENBLOOM          Director     March  22,  2002
--------------------------
Jerry  S.  Rosenbloom

PAGE



     EXHIBIT  INDEX

 EXHIBIT
   NO.                DESCRIPTION  OF  EXHIBITS
------     --------------------------------------------------

 (13)(A)   Selected Consolidated Financial Data from the
           Company's 2001 annual report  to  stockholders.

 (13)(B) Management's Discussion and Analysis of Results of Operations and Financial Condition from the Company's 2001 annual report to stockholders.

 (13)(C)   Quantitative and Qualitative Disclosures About
           Market Risk from the Company's 2001 annual report to stockholders.

 (13)(D) Consolidated financial statements from the Company's 2001 annual report to stockholders.

 (13)(E)   Market  for  Common  Stock and Related Security
           Holder Matters from the Company's 2001 annual report to stockholders.

 (21)      Subsidiaries  of  Registrant.

 (23)      Independent  Auditors'  Consent  and  Report  on
           Schedules.

 (99)      Form 11-K Annual Report for the Harleysville
           Group Inc. Employee Stock Purchase Plan for the year ended December 31, 2001.

PAGE