Form 10-Q
period 2002-03-31
HARLEYSVILLE GROUP INC
filed 2002-05-09
CIK 792013

SECURITIES  AND  EXCHANGE  COMMISSION
           WASHINGTON,  D.C.  20549

                FORM  10-Q


(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended      MARCH  31,  2002
                                      --------------------

     OR

[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from                   to
                                        ------------    ------------


Commission  file  number   0-14697
                         -----------


                        HARLEYSVILLE  GROUP  INC.
      -------------------------------------------------------------
     (Exact  name  of  registrant  as  specified  in  its  charter)


              DELAWARE                                51-0241172
 ----------------------------------              ---------------------
(State  or  other  jurisdiction  of              (I.R.S.  Employer
incorporation  or  organization)                    Identification  No.)


      355  MAPLE  AVENUE,  HARLEYSVILLE,  PENNSYLVANIA  19438-2297
     --------------------------------------------------------------
     (Address  of  principal  executive  offices,  including  zip  code)


                             (215)  256-5000
           --------------------------------------------------------
          (Registrant's  telephone  number,  including  area  code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X.  No.
     ---     ---


     At May 6, 2002, 29,603,286 shares of common stock of Harleysville Group Inc. were outstanding.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                      INDEX

                                                             Page  Number
                                                             ------------
Part  I  -  Financial  Information

     Consolidated  Balance  Sheets  -  March  31,  2002
        and December  31,  2001                                    3

     Consolidated  Statements  of  Income  -  For  the
        three  months  ended  March  31,  2002  and  2001          4

     Consolidated  Statement  of  Shareholders'  Equity  -
        For  the  three  months  ended  March  31,  2002           5

     Consolidated  Statements  of  Cash  Flows  -
        For  the  three  months  ended  March  31,  2002
        and  2001                                                  6

     Notes  to  Consolidated  Financial  Statements                7

     Management's  Discussion  and  Analysis  of  Results
        of  Operations  and  Financial  Condition                 11

     Quantitative  and  Qualitative  Disclosure  About
        Market  Risk                                              16


Part  II  -  Other  Information                                   17


     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
             CONSOLIDATED  BALANCE  SHEETS
        (in  thousands,  except  share  data)


                                                 MARCH 31,    DECEMBER 31,
                                                  2002            2001
                                               -----------    ------------
                                               (Unaudited)
                   ASSETS
                   ------
Investments:
  Fixed maturities:
    Held to maturity, at amortized cost
      (fair value $437,297 and $459,588)       $  420,459     $  439,499
    Available for sale, at fair value
      (amortized cost $825,723 and $956,047)      840,771        984,264
  Equity securities, at fair value
    (cost $112,455 and $110,803)                  145,164        150,686
  Short-term investments, at cost,
    which approximates fair value                  45,640         36,695
  Fixed maturity securities on loan:
    Held to maturity, at amortized
      cost (fair value $1,726)                      1,676
    Available for sale, at fair value
      (amortized cost $159,738)                   163,404
                                               ----------      ----------
      Total investments                         1,617,114       1,611,144
Cash                                                1,271           1,839
Receivables:
  Premiums                                        126,461         122,508
  Reinsurance                                      80,763          81,640
  Accrued investment income                        20,776          21,862
                                               ----------      ----------
      Total receivables                           228,000         226,010
Deferred policy acquisition costs                  88,711          86,076
Prepaid reinsurance premiums                       20,744          20,096
Property and equipment, net                        29,586          28,873
Deferred income taxes                              35,579          29,435
Due from affiliate                                  1,773
Securities lending collateral                     170,800
Other assets                                       38,886          41,817
                                               ----------      ----------
      Total assets                             $2,232,464      $2,045,290
                                               ==========      ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Liabilities:
  Unpaid losses and loss settlement expenses   $  889,695      $  879,056
  Unearned premiums                               382,536         373,737
  Accounts payable and accrued expenses           102,367          96,440
  Securities lending obligation                   170,800
  Debt                                             96,055          96,055
  Due to affiliate                                                  9,704
                                               ----------      ----------
      Total liabilities                         1,641,453       1,454,992
                                               ----------      ----------

Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued 30,579,316
    and 30,444,678 shares; outstanding
    29,579,316 and 29,444,678 shares               30,579          30,445
  Additional paid-in capital                      142,579         140,065
  Accumulated other comprehensive income           33,425          44,265
  Retained earnings                               399,993         391,088
  Treasury stock, at cost, 1,000,000 shares       (15,565)        (15,565)
                                               ----------      ----------
      Total shareholders' equity                  591,011         590,298
                                               ----------      ----------

      Total liabilities and
        shareholders' equity                   $2,232,464      $2,045,290
                                               ==========      ==========


See  accompanying  notes  to  consolidated  financial  statements.



            HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
               CONSOLIDATED  STATEMENTS  OF  INCOME
                           (UNAUDITED)
     FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2002  AND  2001
         (dollars  in  thousands,  except  per  share  data)


                                          2002         2001
                                        --------     ---------
Revenues:
  Premiums earned                       $182,505     $177,274
  Investment income, net of
    investment expense                    21,482       21,325
  Realized investment gains (losses)         478       (2,353)
  Other income                             3,745        4,074
                                        --------     --------

      Total revenues                     208,210      200,320
                                        --------     --------

Losses and expenses:

  Losses and loss settlement expenses    127,272      126,509
  Amortization of deferred policy
    acquisition costs                     44,622       45,175
  Other underwriting expenses             16,922       14,723
  Interest expense                         1,421        1,621
  Other expenses                           1,050        1,495
                                        --------     --------

      Total expenses                     191,287      189,523
                                        --------     --------

      Income before income taxes          16,923       10,797

Income taxes                               3,583        1,079
                                        --------     --------

      Net income                        $ 13,340     $  9,718
                                        ========     ========

Per common share:

  Basic earnings                        $    .45     $    .33
                                        ========     ========

  Diluted earnings                      $    .44     $    .33
                                        ========     ========

  Cash dividend                         $    .15     $    .14
                                        ========     ========


See  accompanying  notes  to  consolidated  financial  statements.



                    HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                 CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
                                    (Unaudited)
                  FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2002
                              (dollars  in  thousands)




                                                       ACCUMULATED
                    COMMON STOCK          ADDITIONAL   OTHER
                   --------------         PAID-IN      COMPREHENSIVE  RETAINED    TREASURY
                SHARES        AMOUNT      CAPITAL      INCOME         EARNINGS    STOCK       TOTAL
                ----------    --------    ----------   ---------      ---------   --------    --------
Balance,
 December 31,
  2001          30,444,678    $30,445     $140,065     $ 44,265       $391,088    $(15,565)   $590,298
                                                                                              --------

Net income                                                              13,340                  13,340

Other compre-
  hensive income,
  net of tax:
   Unrealized
   investment
   losses, net of
   reclassification
   adjustment                                           (10,840)                               (10,840)
                                                                                              --------

Comprehensive
  income                                                                                         2,500
                                                                                              --------

Issuance of
  common stock     134,638        134        2,514                                               2,648

Cash dividend
  paid                                                                  (4,435)                 (4,435)
                ----------    -------     --------     --------       --------   --------     --------

Balance at
  March 31,
  2002          30,579,316    $30,579     $142,579     $ 33,425       $399,993    $(15,565)   $591,011
                ==========    =======     ========     ========       ========    ========    ========


See  accompanying  notes  to  consolidated  financial  statements.


            HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                           (UNAUDITED)

     FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2002  AND  2001
                          (in  thousands)


                                                2002        2001
                                              --------    --------
Cash flows from operating activities:
  Net income                                  $ 13,340    $  9,718
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Change in receivables, unearned
        premiums, prepaid reinsurance
        and due to affiliate                    (5,316)      6,096
      Increase (decrease) in unpaid losses
        and loss settlement expenses            10,639      (7,429)
      Deferred income taxes                       (308)     (1,879)
      (Increase) decrease in deferred
        policy acquisition costs                (2,635)        153
      Amortization and depreciation                595         719
      (Gain) loss on sale of investments          (478)      2,353
      Other, net                                 9,110      (2,982)
                                              --------    --------
        Net cash provided by
          operating activities                  24,947       6,749
                                              --------    --------

Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                                  (61,721)    (60,407)
    Sales or maturities                         50,395      99,540
  Equity securities:
    Purchases                                   (7,505)     (1,671)
    Sales                                        5,757         135
  Net purchases of short-term investments       (8,945)    (42,476)
  Purchase of property and equipment            (1,431)       (267)
                                              --------    --------
        Net cash used by
          investing activities                 (23,450)     (5,146)
                                              --------    --------

Cash flows from financing activities:
  Issuance of common stock                       2,370       2,857
  Dividend paid                                 (4,435)     (4,083)
                                              --------    --------
        Net cash used by
          financing activities                  (2,065)     (1,226)
                                              --------    --------

Increase (decrease) in cash                       (568)        377

Cash at beginning of period                      1,839       2,002
                                              --------    --------

Cash at end of period                         $  1,271    $  2,379
                                              ========    ========


See  accompanying  notes  to  consolidated  financial  statements.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                      (UNAUDITED)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


1  -  Basis  of  Presentation

     The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. The financial statements for prior periods were reclassified to conform with current classifications.

     These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2001 included in the Company's 2001 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

2  -  Earnings  Per  Share

     The computation of basic and diluted earnings per share is as follows for the three months ended March 31:



                               2002           2001
                            ----------     ----------
                             (dollars  in  thousands,
                             except  per  share  data)


Numerator for basic
  and diluted earnings
  per share:
    Net income                $ 13,340       $  9,718
                              ========       ========

Denominator for basic
  earnings per share --
  weighted average
  shares outstanding        29,510,116     29,137,261

Effect of stock
  incentive plans              552,462        583,071
                            ----------     ----------

Denominator for
  diluted earnings
  per share                 30,062,578     29,720,332
                            ==========     ==========

Basic earnings
  per share                   $    .45       $    .33
                              ========       ========

Diluted earnings
  per share                   $    .44       $    .33
                              ========       ========


      HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                       (UNAUDITED)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                       (Continued)

     The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                       FOR  THE  THREE  MONTHS
                          ENDED  MARCH  31,
                           2002      2001
                          ------    ------
                           (in  thousands)

Number  of  options        433        -
                           ===       ===


3  -  Reinsurance

     Premiums earned are net of amounts ceded of $16,448,000 and $14,971,000 for the three months ended March 31, 2002 and 2001, respectively. Losses and loss settlement expenses are net of amounts ceded of $5,781,000 and $16,341,000 for the three months ended March 31, 2002 and 2001, respectively. Such amounts do not include the reinsurance transactions with Harleysville Mutual Insurance Company (Mutual) under the pooling arrangement.

     Harleysville Group has a reinsurance agreement with Mutual whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes, and supplements the existing external catastrophe reinsurance program. Under the agreement, Harleysville Group ceded premiums earned of $1,791,000 and $1,617,000 and losses incurred of $28,000 and $159,000 to Mutual for the three months ended March 31, 2002 and 2001, respectively.

     Harleysville Group cedes business to and assumes business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset and the net pooling balance with Mutual is a liability at March 31, 2002 and December 31, 2001. Mutual has an A. M. Best rating of "A" (Excellent) and, in accordance with certain state regulatory requirements, maintained $341.4 million (fair value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at March 31, 2002.

      HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                       (UNAUDITED)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                       (Continued)

4  -  Contingency

     GE Reinsurance Corporation (GE Re) is seeking recession of a reinsurance agreement between Mutual and GE Re relating to certain automobile insurance policies written in California through a managing general agent beginning in 1999. Harleysville Group's share of underwriting losses, assumed under the pooling agreement, that have been ceded to GE Re was $33.9 million from inception through March 31, 2002. Harleysville Group's pooling share of the written premium ceded by Mutual under the agreement was $2.5 million and $6.9 million for the three months ended March 31, 2002 and 2001, respectively, and is likely to decline further in the remainder of 2002.

     Both Mutual and the Company believe GE Re's claims to be wholly without merit and are litigating the matter vigorously. While the Company does not expect this matter to materially affect its financial condition or results of operations, there can be no assurance of any particular outcome.

     On May 6, 2002, the U. S. District Court for the Eastern District of Pennsylvania denied GE Re's motion for summary judgement to dismiss the case in favor of arbitration and granted Mutual's motions to dismiss GE Re's counter claims and to strike GE Re's affirmative defenses that were based on allegations of misrepresentation by Mutual.

5  -  Cash  Flows

     There were no cash tax payments in the first quarter of 2002 and there were cash tax payments of $2,108,000 in the first quarter of 2001. Cash interest payments of $122,000 and $305,000 were made in the first quarter of 2002 and 2001, respectively.

6  -  Restructuring  Charges

     In 1999 and 2000, Harleysville Group recorded restructuring charges in connection with the consolidation of its claims offices and field operations. The remaining accrual for these restructurings, which relates to occupancy obligations, is $139,000 at March 31, 2002. The liability declined from $194,000 at December 31, 2001 primarily due to payments on the occupancy obligations.


7  -  Segment  Information

     The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

     Financial data by segment is as follows for the three months ended March 31, 2002 and 2001:

      HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                       (UNAUDITED)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                       (Continued)




                                   2002         2001
                                 --------     --------
                                     (in thousands)
Revenues:
  Premiums earned:
    Commercial lines             $128,305     $116,458
    Personal lines                 54,200       60,816
                                 --------     --------
      Total premiums earned       182,505      177,274
  Net investment income            21,482       21,325
  Realized investment
    gains (losses)                    478       (2,353)
  Other                             3,745        4,074
                                 --------     --------
Total revenues                   $208,210     $200,320
                                 ========     ========

Income before income taxes:
  Underwriting gain (loss):
    Commercial lines             $(10,164)    $ (3,195)
    Personal lines                  1,424       (6,087)
                                 --------     --------
      SAP underwriting loss        (8,740)      (9,282)
  GAAP adjustments                  2,429          149
                                 --------     --------
      GAAP underwriting loss       (6,311)      (9,133)
  Net investment income            21,482       21,325
  Realized investment
    gains (losses)                    478       (2,353)
  Other                             1,274          958
                                 --------     --------
Income before income taxes       $ 16,923     $ 10,797
                                 ========     ========




8  -  Comprehensive  Income

     Comprehensive income for the three months ended March 31, 2002 and 2001 consisted of the following (all amounts are net of taxes):



                                          2002       2001
                                        --------    -------
(in thousands)
  Net income                            $ 13,340    $ 9,718
  Other comprehensive income:
    Unrealized investment holding
      losses arising during period       (10,682)    (6,376)
  Less:
    Reclassification adjustment
     for (gains) losses included
     in net income                          (158)     1,548
                                        --------    -------

  Net unrealized investment
    gains (losses)                       (10,840)    (4,828)
                                        --------    -------

  Comprehensive income                  $  2,500    $ 4,890
                                        ========    =======

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
     OF  OPERATIONS  AND  FINANCIAL  CONDITION

Critical  Accounting  Policies  and  Estimates

     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require Harleysville Group to make estimates and assumptions (see Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2001 included in the Company's 2001 Annual Report filed with the Securities and Exchange Commission on Form 10-K). Harleysville Group believes that of its significant accounting policies, the following may involve a higher degree of judgement and estimation.

     Liabilities for Losses and Loss Settlement Expenses. The liability for losses and loss settlement expenses represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims which have not yet been reported to Harleysville Group. The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for unreported claims and loss settlement expense reserves are determined utilizing historical information by line of insurance as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of statistical techniques. It is expected that such estimates will be more or less than the amounts ultimately paid when the claims are settled. Changes in these estimates are reflected in current operations.

     Investments. Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders' equity as a component of comprehensive income and, accordingly, have no effect on net income. A decline in fair value of an investment below its cost that is deemed other than temporary is charged to earnings.
Harleysville Group monitors its investment portfolio and quarterly reviews investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations involve judgement and consider the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
     OF  OPERATIONS  AND  FINANCIAL  CONDITION
       (Continued)

     Policy Acquisition Costs. Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and agency expenses that vary with and are directly related to the production of business, are deferred and amortized over the effective period of the related insurance policies. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss settlement expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss settlement expenses, may require adjustments to deferred policy acquisition costs.

     Contingencies. Besides claims related to its insurance products, Harleysville Group is subject to proceedings, lawsuits and claims in the normal course of business. Harleysville Group assesses the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. There can be no assurance that actual outcomes will not differ from those assessments.

Results  of  Operations

     Premiums earned increased $5.2 million during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase is primarily due to an increase of $11.8 million in premiums earned for commercial lines partially offset by a decline of $6.6 million in personal lines premiums earned. The increase in premiums earned for commercial lines was 10.2%, primarily due to higher rates partially offset by fewer policy counts. Premiums earned for commercial lines is expected to continue to increase throughout 2002. The decline in premiums earned for personal lines was 10.9%, primarily due to fewer policy counts partially offset by higher rates. Premiums earned for personal lines is expected to continue to decline throughout 2002 as Harleysville Group is planning to continue reducing its personal lines volume in certain less profitable states.

     Investment income increased $0.2 million for the three months ended March 31, 2002 primarily resulting from a higher level of invested assets partially offset by a lower yield.

     Realized investment gains (losses) improved $2.8 million for the three months ended March 31, 2002 compared to the same prior year quarter primarily resulting from greater gains on sales of equity securities and from a decrease of $1.1 million in losses recognized on equity investments that were trading below cost on an other-than-temporary basis, partially offset by lesser gains on the sale of fixed maturity securities.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
     OF  OPERATIONS  AND  FINANCIAL  CONDITION
       (Continued)

     Income before income taxes increased $6.1 million for the three months ended March 31, 2002, primarily due to a lower underwriting loss, higher realized gains (losses) and higher investment income. Harleysville Group's statutory combined ratio decreased to 103.3% for the three months ended March 31, 2002 from 104.2% for the three months ended March 31, 2001. The improved combined ratio is primarily due to better results in personal lines, particularly homeowners. Commercial lines were less profitable than the first quarter of 2001 primarily due to worse results in workers compensation insurance where losses have been trending higher in recent quarters. Net catastrophe losses and losses ceded under the aggregate catastrophe reinsurance agreement with Mutual did not change significantly for the three months ended March 31, 2002.

     The income tax expense for each of the three month periods ended March 31, 2002 and 2001 includes the tax benefit of tax-exempt investment income of $2.3 million and $2.7 million, respectively.

New  Accounting  Standards

     In June 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Harleysville Group adopted the provisions of Statement No. 142 effective January 1, 2002, at which time Harleysville Group ceased to record amortization expense related to its goodwill. The adoption of Statement No. 142 resulted in a $0.2 million reduction in amortization expense in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Harleysville Group's goodwill balance was $23.4 million at March 31, 2002. Harleysville Group expects to complete its analysis of any potential impairment of this goodwill as a result of adopting this standard by the end of the second quarter of 2002, and therefore, it is not practical at this time to estimate the impact, if any, of adopting this statement.

Liquidity  and  Capital  Resources

     Operating activities provided $24.9 million and $6.7 million of net cash for the three months ended March 31, 2002 and 2001, respectively. The change primarily is from improved underwriting cash flow, a change in the amount of realized gains (losses) and a change in the amount of accounts payable and accrued expenses.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
     OF  OPERATIONS  AND  FINANCIAL  CONDITION
       (Continued)

     Investing activities used $23.5 million and $5.1 million for the three months ended March 31, 2002 and 2001, respectively. The increase is primarily due to a decrease in net sales and maturities of fixed maturity investments partially offset by a decrease in the purchase of short-term investments.

     Net cash used by financing activities increased $0.9 million for the three months ended March 31, 2002 primarily due to a decrease in the issuance of common stock and an increase in dividends paid.

     Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At March 31, 2002, Harleysville Group held cash collateral of $170.8 million related to securities on loan with a market value of $165.1 million. Harleysville Group's policy is to require collateral of 102% of the then-current market value of loaned securities as of the close of trading on the preceding business day. Acceptable collateral includes government securities, letters of credit or cash. The securities on loan to others have been segregated from the other invested assets on the balance sheet. In addition, the assets and liabilities have been grossed up to reflect the collateral held under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

     Harleysville Group Inc. had $7.5 million of cash and marketable securities and $12.0 million of dividends receivable from its subsidiaries at March 31, 2002 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. The Company has no material commitments for capital expenditures as of March 31, 2002.

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

     Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2001 to March 31, 2002. In addition, the Company has maintained approximately the same investment mix during this period.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     PART  II.  OTHER  INFORMATION

ITEM  1.    Legal  Proceedings  -  None

ITEM  2.    Changes  in  Securities  -  None

ITEM  3.    Defaults  Upon  Senior  Securities  -  None

ITEM  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders

     The annual meeting of stockholders of Harleysville Group Inc. was held on April 24, 2002 (the "Annual Meeting" or "Meeting"), with the following result:

     The total number of shares represented at the Annual Meeting in person or by proxy was 27,848,932 of the 29,562,291 shares of common stock outstanding and entitled to vote at the Meeting.

     On the resolution to elect Walter R. Bateman and Marian M. Graddick as class "C" Directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for Director received the number of votes set forth opposite their respective names:

                                 Number  of  Votes
                              -----------------------
                                  For        Withheld
                              ----------     --------

     Walter  R.  Bateman      27,824,051      24,881
     Mirian  M.  Graddick     27,822,513      26,419


     There were no abstentions or broker non-votes recorded. On the basis of the above vote, Walter R. Bateman and Mirian M. Graddick were elected as class "C" Directors to serve until the expiration of their respective terms and until their successors are duly elected.

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



                              HARLEYSVILLE  GROUP  INC.


Date:   May  9,  2002          /s/BRUCE  J.  MAGEE
        -------------      ----------------------------------
                           Bruce  J.  Magee
                           Senior  Vice  President  and
                           Chief  Financial  Officer
                          (principal  financial  officer  and
                           principal  accounting  officer)