Form 10-Q
period 2002-06-30
HARLEYSVILLE GROUP INC
filed 2002-08-13
CIK 792013

SECURITIES  AND  EXCHANGE  COMMISSION
                          WASHINGTON,  D.C.  20549

                                FORM  10-Q


(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended     JUNE  30,  2002.
                                      -----------------

     OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from              to
                                    -----------    ------------


Commission  file  number   0-14697
                         -----------


                      HARLEYSVILLE  GROUP  INC.
     --------------------------------------------------------------
     (Exact  name  of  registrant  as  specified  in  its  charter)


           DELAWARE                                51-0241172
      ------------------                      ---------------------
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

     At August 1, 2002, 29,844,809 shares of common stock of Harleysville Group Inc. were outstanding.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                      INDEX

                                                               Page  Number
                                                               ------------
Part  I  -  Financial  Information

   Consolidated  Balance  Sheets  -  June  30,  2002
     and December  31,  2001                                         3

   Consolidated  Statements  of  Income  -  For  the  three
     months  ended  June  30,  2002  and  2001                       4

   Consolidated  Statements  of  Income  -  For  the  six
     months  ended  June  30,  2002  and  2001                       5

   Consolidated  Statement  of  Shareholders'  Equity  -
     For  the  six  months  ended  June  30,  2002                   6

   Consolidated  Statements  of  Cash  Flows  -  For  the
     six  months  ended  June  30,  2002  and  2001                  7

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

Part  II  -  Other  Information                                     19



       HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
              CONSOLIDATED  BALANCE  SHEETS
          (in  thousands,  except  share  data)

                                                    JUNE 30,       DECEMBER 31,
                                                      2002             2001
                                                   ----------     -------------
                                                   (unaudited)
                  ASSETS
                  ------
Investments:
  Fixed maturities:
    Held to maturity, at amortized cost
      (fair value $435,826 and $459,588)           $  410,865     $  439,499
    Available for sale, at fair value
      (amortized cost $859,447 and
       $956,047)                                      897,542        984,264
  Equity securities, at fair value
    (cost $96,002 and $110,803)                       119,858        150,686
  Short-term investments, at cost,
    which approximates fair value                      41,787         36,695
  Fixed maturity securities on loan
    Held to maturity, at amortized
      cost (fair value $6,019)                          5,522
    Available for sale, at fair value
      (amortized cost $149,620)                       157,551
                                                   ----------     ----------
      Total investments                             1,633,125      1,611,144
Cash                                                    2,403          1,839
Receivables:
  Premiums                                            142,132        122,508
  Reinsurance                                          79,008         81,640
  Accrued investment income                            21,371         21,862
                                                   ----------     ----------
      Total receivables                               242,511        226,010
Deferred policy acquisition costs                      92,677         86,076
Prepaid reinsurance premiums                           20,623         20,096
Property and equipment, net                            28,702         28,873
Deferred income taxes                                  36,868         29,435
Securities lending collateral                         169,320
Other assets                                           39,142         41,817
                                                   ----------     ----------
      Total assets                                 $2,265,371     $2,045,290
                                                   ==========     ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Liabilities:
  Unpaid losses and loss settlement expenses       $  893,251     $  879,056
  Unearned premiums                                   406,134        373,737
  Accounts payable and accrued expenses                94,297         96,440
  Securities lending obligation                       169,320
  Debt                                                 95,620         96,055
  Due to affiliate                                      4,301          9,704
                                                   ----------     ----------
      Total liabilities                             1,662,923      1,454,992
                                                   ----------     ----------

Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued 30,760,552
    and 30,444,678 shares; outstanding
    29,760,552 and 29,444,678 shares                   30,761         30,445
  Additional paid-in capital                          145,999        140,065
  Accumulated other comprehensive income               45,423         44,265
  Retained earnings                                   395,830        391,088
  Treasury stock, at cost, 1,000,000 shares           (15,565)       (15,565)
                                                   ----------     ----------

      Total shareholders' equity                      602,448        590,298
                                                   ----------     ----------

      Total liabilities and shareholders' equity   $2,265,371     $2,045,290
                                                   ==========     ==========


See  accompanying  notes  to  consolidated  financial  statements.


                HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  INCOME
                                 (UNAUDITED)
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                (dollars in thousands, except per share data)

                                            2002            2001
                                          --------        --------
Revenues:
  Premiums earned                         $187,708        $179,372
  Investment income, net of
    investment expenses                     21,526          21,143
  Realized investment losses, net          (20,983)         (1,025)
  Other income                               3,898           3,952
                                          --------        --------

      Total revenues                       192,149         203,442
                                          --------        --------

Losses and expenses:

  Losses and loss settlement expenses      127,809         127,152
  Amortization of deferred policy
    acquisition costs                       45,573          44,482
  Other underwriting expenses               19,495          15,629
  Interest expense                           1,434           1,565
  Other expenses                             1,042           1,481
                                           -------        --------

      Total expenses                       195,353         190,309
                                          --------        --------

      Income (loss) before income taxes     (3,204)         13,133

Income taxes (benefit)                      (3,500)          2,155
                                          --------        --------

      Net income                          $    296        $ 10,978
                                          ========        ========

Per common share:

  Basic earnings                          $    .01        $    .38
                                          ========        ========

  Diluted earnings                        $    .01        $    .37
                                          ========        ========

  Cash dividend                           $    .15        $    .14
                                          ========        ========


See  accompanying  notes  to  consolidated  financial  statements.


                              HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                CONSOLIDATED  STATEMENTS  OF  INCOME
                                            (UNAUDITED)


                          FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                           (dollars in thousands, except per share data)

                                           2002           2001
                                         --------       --------
Revenues:

  Premiums earned                        $370,213       $356,646
  Investment income, net of
    investment expenses                    43,008         42,468
  Realized investment losses, net         (20,505)        (3,378)
  Other income                              7,643          8,026
                                         --------       --------

      Total revenues                      400,359        403,762
                                         --------       --------

Losses and expenses:

  Losses and loss settlement expenses     255,081        253,661
  Amortization of deferred policy
    acquisition costs                      90,195         89,657
  Other underwriting expenses              36,417         30,352
  Interest expense                          2,855          3,186
  Other expenses                            2,092          2,976
                                         --------       --------

      Total expenses                      386,640        379,832
                                         --------       --------

      Income before income taxes           13,719         23,930

Income taxes                                   83          3,234
                                         --------       --------

      Net income                         $ 13,636       $ 20,696
                                         ========       ========

Per common share:

  Basic earnings                         $    .46       $    .71
                                         ========       ========

  Diluted earnings                       $    .45       $    .70
                                         ========       ========

  Cash dividend                          $    .30       $    .28
                                         ========       ========



See  accompanying  notes  to  consolidated  financial  statements.



                          HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                       CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
                                         (UNAUDITED)

                          FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2002
                                   (dollars  in  thousands)


                                                             ACCUMULATED
                         COMMON STOCK         ADDITIONAL     OTHER
                         ------------         PAID-IN        COMPREHENSIVE     RETAINED    TREASURY
                     SHARES         AMOUNT    CAPITAL        INCOME            EARNINGS    STOCK       TOTAL
                     ----------     -----     ----------     -------------     --------    --------    --------
Balance,
 December 31,
  2001               30,444,678    $30,445    $140,065       $44,265           $391,088    $(15,565)   $590,298
                                                                                                       --------

Net income                                                                       13,636                  13,636

Other compre-
  hensive income,
  net of tax:
   Unrealized
   investment
   gains, net of
   reclassification
   adjustment                                                  1,158                                      1,158
                                                                                                       --------

Comprehensive
  income                                                                                                 14,794
                                                                                                       --------

Issuance of
  common stock          315,874        316       5,934                                                    6,250

Cash dividend
  paid                                                                           (8,894)                 (8,894)
                     ----------    -------    --------       --------          --------    --------    --------

Balance at
  June 30,
  2002               30,760,552    $30,761    $145,999       $45,423           $395,830    $(15,565)   $602,448
                     ==========    =======    ========       =======           ========    ========    ========



See  accompanying  notes  to  consolidated  financial  statements.


     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
     (UNAUDITED)


               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                              (in thousands)

                                                     2002            2001
                                                  ---------       ----------
Cash flows from operating activities:
  Net income                                      $  13,636       $  20,696
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Change in receivables, unearned
        premiums, prepaid reinsurance
        and due to affiliate                          9,966          (9,755)
      Increase (decrease) in unpaid losses
        and loss settlement expenses                 14,195          (5,821)
      Deferred income taxes                          (8,057)         (3,241)
      Increase in deferred policy
        acquisition costs                            (6,601)         (3,034)
      Amortization and depreciation                   1,372           1,201
      Realized investment losses                     20,505           3,378
      Other, net                                      1,833          (4,959)
                                                  ---------       ---------
        Net cash provided (used) by
          operating activities                       46,849          (1,535)
                                                  ---------       ---------

Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                                      (106,013)       (177,225)
    Sales or maturities                              76,347         184,441
  Equity securities:
    Purchases                                       (12,745)         (5,967)
    Sales                                             7,212           7,429
  Net purchases of short-term investments            (5,092)         (1,678)
  Purchase of property and equipment                 (1,728)         (1,331)
                                                  ---------       ---------
        Net cash provided (used) by
          investing activities                      (42,019)          5,669
                                                  ---------       ---------

Cash flows from financing activities:
  Issuance of common stock                            5,063           4,171
  Repayment of debt obligations                        (435)           (395)
  Dividend paid                                      (8,894)         (8,177)
                                                  ---------       ---------
        Net cash used by
          financing activities                       (4,266)         (4,401)
                                                  ---------       ---------

Increase (decrease) in cash                             564            (267)

  Cash at beginning of period                         1,839           2,002
                                                  ---------       ---------

  Cash at end of period                           $   2,403       $   1,735
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


2  -  Earnings  Per  Share

     The  computation  of  basic  and  diluted earnings per share is as follows:





                              FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                  ENDED JUNE 30,           ENDED JUNE 30,
                               2002       2001          2002      2001
                              -------    -------       -------   -------
(in thousands,
except per share data)
Numerator for basic
  and diluted earnings
  earnings per share:
    Net income                $   296    $10,978       $13,636   $20,696
                              =======    =======       =======   =======

Denominator for basic
  earnings per share --
  weighted average
  shares outstanding           29,638     29,206        29,574    29,172

Effect of stock
  incentive plans                 656        593           617       594
                              -------    -------       -------   -------

Denominator for
  diluted earnings
  per share                    30,294     29,799        30,191    29,766
                             ========    =======       =======   =======

Basic earnings
  per share                  $    .01    $   .38       $   .46   $   .71
                             ========    =======       =======   =======

Diluted earnings
  per share                  $    .01    $   .37       $   .45   $   .70
                             ========    =======       =======   =======


     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                      (UNAUDITED)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                      (Continued)

     The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:




                    FOR THE THREE MONTHS     FOR THE SIX MONTHS
                       ENDED JUNE 30,          ENDED JUNE 30,
                      2002      2001           2002     2001
                    -------    ------         ------   ------
                                   (in thousands)
Number of options      -       453             473       -
                     =====    =====           =====    =====


3  -  Reinsurance

     Premiums earned are net of amounts ceded of $17,014,000 and $33,462,000 for the three and six months ended June 30, 2002, respectively, and $16,032,000 and $31,003,000 for the three and six months ended June 30, 2001, respectively. Losses and loss settlement expenses are net of amounts ceded of $10,265,000 and $16,046,000 for the three and six months ended June 30, 2002, respectively, and $19,623,000 and $35,964,000 for the three and six months ended June 30, 2001, respectively. Such amounts do not include the reinsurance transactions with Mutual under the pooling arrangement, but do include the reinsurance described in the following paragraph.

     Harleysville Group has a reinsurance agreement with Harleysville Mutual Insurance Company (Mutual) whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes, and supplements the existing external catastrophe reinsurance program. Effective July 1, 2002 the agreement was amended to exclude terrorism losses in order to reflect current reinsurance market conditions. The premium rate and other terms were not changed. Harleysville Group ceded to Mutual premiums earned of $2,072,000 and $1,864,000 and losses incurred of $38,000 and $4,833,000, for the three months ended June 30, 2002 and 2001, respectively. Harleysville Group ceded to Mutual premiums earned of $3,863,000 and $3,481,000 and loss incurred of $66,000 and $4,992,000 for the six  months  ended  June  30,  2002  and  2001,  respectively.

     Harleysville Group cedes business to and assumes business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset and

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                       (UNAUDITED)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                       (Continued)

the net balance with Mutual is a liability at June 30, 2002 and December 31, 2001. Mutual has an A. M. Best rating of "A" (Excellent) and, in accordance with certain state regulatory requirements, maintained $367.7 million (fair value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at June 30, 2002.

4  -  Contingency

     GE Reinsurance Corporation (GE Re) has sought recession of a reinsurance agreement between Mutual and GE Re relating to certain automobile insurance policies written in California through a managing general agent beginning in 1999. Harleysville Group's share of underwriting losses, assumed under the pooling agreement, that have been ceded to GE Re was $34.2 million from inception through June 30, 2002. Harleysville Group's pooling share of the written premium ceded by Mutual under the agreement was $2.7 million and $7.6 million for the six months ended June 30, 2002 and 2001, respectively, and is likely to continue to decline in the remainder of 2002.

     Both Mutual and the Company believe GE Re's claims to be wholly without merit and are litigating the matter vigorously. While the Company does not expect this matter to materially affect its financial condition or results of operations, there can be no assurance of any particular outcome.

     In July 2002, the U. S. District Court for the Eastern District of Pennsylvania granted the Company's motion for summary judgement for breach of contract and declared that the contract with GE Re is valid and binding. GE Re has appealed this ruling.

5  -  Cash  Flows

     There were cash tax payments of $7,250,000 and $7,183,000 and cash interest payments of $2,804,000 and $3,156,000 in the first six months of 2002 and 2001, respectively.

6  -  Restructuring  Charges

     In 1999 and 2000, Harleysville Group recorded restructuring charges in connection with the consolidation of its claims offices and field operations. The remaining accrual for these restructurings, which relates to occupancy obligations, is $104,000 at June 30, 2002. The liability declined from $194,000 at December 31, 2001 primarily due to payments on the occupancy obligations.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                      (UNAUDITED)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                      (Continued)


7  -  Segment  Information

     The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

     Financial  data  by  segment  is  as  follows:





                                 FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                     ENDED JUNE 30,            ENDED JUNE 30,
                                   2002         2001          2002         2001
                                 --------     --------      --------     ---------
                                                  (in thousands)
Revenues:
  Premiums earned:
    Commercial lines             $134,384     $119,923       $262,689     $236,381
    Personal lines                 53,324       59,449        107,524      120,265
                                 --------     --------       --------     --------
      Total premiums earned       187,708      179,372        370,213      356,646
  Net investment income            21,526       21,143         43,008       42,468
  Realized investment
    losses                        (20,983)      (1,025)       (20,505)      (3,378)
  Other                             3,898        3,952          7,643        8,026
                                 --------     --------       --------     --------
Total revenues                   $192,149     $203,442       $400,359     $403,762
                                 ========     ========       ========     ========

Income before income
 taxes:
  Underwriting gain (loss):
    Commercial lines             $ (2,989)    $    717       $(13,153)    $ (2,478)
    Personal lines                 (5,797)     (12,266)        (4,373)     (18,353)
                                 --------     --------       --------     --------
      SAP underwriting loss        (8,786)     (11,549)       (17,526)     (20,831)
  GAAP adjustments                  3,617        3,658          6,046        3,807
                                 --------     --------       --------     --------
      GAAP underwriting loss       (5,169)      (7,891)       (11,480)     (17,024)
  Net investment income            21,526       21,143         43,008       42,468
  Realized investment
    losses                        (20,983)      (1,025)       (20,505)      (3,378)
  Other                             1,422          906          2,696        1,864
                                 --------     --------       --------     --------
Income (loss) before
 income taxes                    $ (3,204)    $ 13,133       $ 13,719     $ 23,930
                                 ========     ========       ========     ========


     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                      (UNAUDITED)
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                      (Continued)


8  -  Comprehensive  Income

     Comprehensive income consisted of the following (all amounts are net of taxes):




                             FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                ENDED JUNE 30,           ENDED JUNE 30,
                               2002       2001          2002         2001
                             --------   ---------     --------     --------
(in thousands)
Net income                   $   296     $10,978      $ 13,636      $20,696
Other comprehensive
 income:
   Unrealized investment
    holding losses
    arising
    during period             (1,654)        (36)      (12,336)      (6,412)
  Less:
    Reclassification
     adjustment for
     losses included
     in net income            13,652         668        13,494        2,216
                             -------     -------      --------      -------

  Net unrealized
    investment gains
    (losses)                  11,998         632         1,158       (4,196)
                             -------     -------      --------      -------

Comprehensive income         $12,294     $11,610      $ 14,794      $16,500
                             =======     =======      ========      =======


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

Results  of  Operations

     Premiums earned increased $8.3 million and $13.6 million during the three and six months ended June 30, 2002, respectively. The increases are primarily due to increases in premiums earned for commercial lines of $14.4 million and $26.3 million partially offset by decreases of $6.1 million and $12.7 million in personal lines premiums earned for the three and six months ended June 30, 2002, respectively. The increase in premiums earned for commercial lines was 12.1% and 11.1% for the three and six months ended June 30, 2002, respectively, primarily due to higher rates partially offset by fewer policy counts. Premiums earned for commercial lines are expected to continue to increase throughout 2002. The decline in premiums earned for personal lines was 10.3% and 10.6% for the three and six months ended June 30, 2002, respectively, primarily due to fewer policy counts partially offset by higher rates. Premiums earned for personal lines are expected to continue to decline throughout 2002 as Harleysville Group is planning to continue reducing its personal lines volume in certain less profitable states.

     Investment income increased $0.4 million and $0.5 million for the three and six months ended June 30, 2002 resulting from an increase in invested assets, partially offset by a lower yield on the fixed maturity investment portfolio.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
     OF  OPERATIONS  AND  FINANCIAL  CONDITION
                     (Continued)

     Realized investment losses increased $20.0 and $17.1 million for the three and six months ended June 30, 2002, respectively, primarily resulting from lesser gains on the sale of fixed maturity securities and from increases of $16.8 million and $15.6 million, respectively, in loss recognized on investments that were trading below cost on an other-than-temporary basis, partially offset by greater gains on the sale of equity securities for the six month period ended June 30, 2002. The realized losses of $21.0 million for the three months ended
June 30, 2002 primarily relate to the write-down of ten equity securities and one fixed maturity security that were trading significantly below cost.

     Income (loss) before income taxes decreased $16.3 million and $10.2 million for the three and six months ended June 30, 2002, respectively. The decreases primarily were due to greater realized losses, partially offset by the greater investment income and lower underwriting losses. Harleysville Group's statutory combined ratio decreased to 100.6% and 101.9% for the three and six months ended June 30, 2002, respectively, from 103.5% and 103.8% for the three and six months ended June 30, 2001, respectively. The improved combined ratio is primarily due to better results in personal lines, particularly homeowners. Commercial lines were less profitable for the three and six months ended June 30, 2002 than the same prior year periods primarily due to worse results in workers compensation insurance where losses have been trending higher in recent quarters. Losses ceded under the aggregate catastrophe reinsurance agreement with Mutual decreased $4.8 million and $4.9 million for the three and six months ended June 30, 2002 due to fewer and less severe catastrophes in the 2002 periods.

     The income tax expense for the three and six months ended June 30, 2002 includes the tax benefit of $2.4 million and $4.7 million associated with tax-exempt interest compared to $2.5 million and $5.2 million in the same prior year periods.

     Effective for one year from July 1, 2002, the Company's subsidiaries and Mutual and its wholly-owned subsidiaries renewed its catastrophe reinsurance which provides coverage ranging from 84.8% to 94.3% of up to $140 million in excess of a retention of $30 million for any given catastrophe excluding terrorism for commercial lines. Harleysville Group's 2002 pooling share of this coverage would range from 84.8% to 94.3% of up to $100.8 million in excess of a retention of $21.6 million for any given catastrophe. Pursuant to the terms of the treaty, the maximum recovery would be $127 million for any catastrophe involving an insured loss equal to or greater than $170 million. Harleysville Group's 2002 pooling share of this maximum recovery would be $91 million for any catastrophe involving an insured loss of $122 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
     OF  OPERATIONS  AND  FINANCIAL  CONDITION
                     (Continued)

payment of an additional premium in the event of a first catastrophe occurring. Harleysville Group and Mutual have purchased property per risk excess of loss reinsurance which covers certain terrorism losses and provides for recovery of up to $8.5 million in excess $1.5 million of terrorism losses for any one risk under certain circumstances. The maximum recovery by Harleysville Group on a terrorism loss occurrence is $27 million. The aggregate catastrophe reinsurance agreement between Harleysville Group and Mutual has been amended effective July 1, 2002, to exclude terrorism losses in order to reflect current reinsurance market conditions. The premium rate and other terms were not changed.

New  Accounting  Standard

     In June 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Harleysville Group adopted the provisions of Statement No. 142 effective January 1, 2002, at which time Harleysville Group ceased to record amortization expense related to its goodwill. The adoption of Statement No. 142 resulted in a $0.4 million reduction in amortization expense in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Harleysville Group's goodwill balance was $23.4 million at June 30, 2002. Harleysville Group completed its analysis of any potential impairment of the goodwill during the second quarter of 2002 and no adjustment was necessary.

Liquidity  and  Capital  Resources

     Net cash provided by operating activities was $46.8 million for the six months ended June 30, 2002 and net cash of $1.5 million was used by operating activities for the six months ended June 30, 2001. The change primarily is from improved underwriting cash flow and a change in the amount of realized losses.

     Net cash used by investing activities was $42.0 million for the six months ended June 30, 2002 and net cash of $5.7 million was provided by investing activities for the six months ended June 30, 2001. The change primarily is from an increase in net purchases of fixed maturity and equity securities due to the increase in cash provided by operations.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
     OF  OPERATIONS  AND  FINANCIAL  CONDITION
                     (Continued)

     Net cash used by financing activities decreased $0.1 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 primarily due to an increase in dividends paid, partially offset by an increase in the issuance of common stock.

     Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At June 30, 2002, Harleysville Group held cash collateral of $169.3 million related to securities on loan with a market value of $163.6 million. Harleysville Group's policy is to require collateral of 102% of the then-current market value of loaned securities as of the close of trading on the preceding business day. Acceptable collateral includes government securities, letters of credit or cash. The securities on loan to others have been segregated from the other invested assets on the balance sheet. In addition, the assets and liabilities have been grossed up to reflect the collateral held under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

     Harleysville Group Inc. maintained $13.7 million of cash and marketable securities at June 30, 2002 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. The Company has no material commitments for capital expenditures as of June 30, 2002.

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

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
     OF OPERATIONS AND FINANCIAL CONDITION
                   (Continued

Sarbanes-Oxley  Act  of  2002

     In connection with the filing of this Quarterly Report of Harleysville Group Inc. on Form 10-Q for the period ended June 30, 2002 with the Securities and Exchange Commission ("SEC"), the Company provided the SEC with the certifications required pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.



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

     Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2001 to June 30, 2002. In addition, the Company has maintained approximately the same investment mix during this period.

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



                              HARLEYSVILLE  GROUP  INC.


Date:  August  13,  2002            /s/BRUCE  J.  MAGEE
       -----------------     ----------------------------------
                             Bruce  J.  Magee
                             Senior  Vice  President  and
                             Chief  Financial  Officer
                            (principal  financial  officer  and
                             principal  accounting  officer)