Form 10-Q
period 2002-09-30
HARLEYSVILLE GROUP INC
filed 2002-11-13
CIK 792013

SECURITIES  AND  EXCHANGE  COMMISSION
                        WASHINGTON,  D.C.  20549

                               FORM  10-Q

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  SEPTEMBER  30,  2002.
                                    --------------------

     OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from               to
                                    ------------    -------------

Commission  file  number   0-14697
                         -----------

                        HARLEYSVILLE  GROUP  INC.
     --------------------------------------------------------------
     (Exact  name  of  registrant  as  specified  in  its  charter)


    DELAWARE                                       51-0241172
------------------                             -------------------
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
Yes  X.  No     .
    ---      ---

     At November 1, 2002, 29,901,945 shares of common stock of Harleysville Group Inc. were outstanding.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                        INDEX

                                                            PAGE  NUMBER
                                                            ------------
Part  I  -  Financial  Information

  Consolidated  Balance  Sheets  -  September  30,  2002
     and  December  31,  2001                                      3

  Consolidated  Statements  of  Income  -  For  the  three
     months  ended  September  30,  2002  and  2001                4

  Consolidated  Statements  of  Income  -  For  the  nine
     months  ended  September  30,  2002  and  2001                5

  Consolidated  Statement  of  Shareholders'  Equity  -
     For  the  nine  months  ended  September  30,  2002           6

  Consolidated  Statements  of  Cash  Flows  -  For  the
     nine  months  ended  September  30,  2002  and  2001          7

  Notes  to  Consolidated  Financial  Statements                   8

  Management's  Discussion  and  Analysis  of  Results
     of  Operations  and  Financial  Condition                    13

  Quantitative  and  Qualitative  Disclosure  About
     Market  Risk                                                 18

  Evaluation of Disclosure Controls and Procedures                19


Part  II  -  Other  Information                                   20




ITEM 1.  FINANCIAL STATEMENTS

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                    SEPTEMBER 30,     DECEMBER 31,
                                                        2002             2001
                                                    -------------    -------------
                                                      (Unaudited)

                   ASSETS
                   ------
Investments:
  Fixed maturities:
    Held to maturity, at amortized cost
      (fair value $432,247 and $459,588)            $  398,902      $  439,499
    Available for sale, at fair value
      (amortized cost $889,332
      and $956,047)                                    958,555         984,264
  Equity securities, at fair value
    (cost $90,591 and $110,803)                         92,094         150,686
  Short-term investments, at cost,
    which approximates fair value                       72,052          36,695
  Fixed maturity securities on loan
    Held to maturity, at amortized
      cost (fair value $9,090)                           8,357
    Available for sale, at fair value
      (amortized cost $117,484)                        127,824
                                                    ----------      ----------
      Total investments                              1,657,784       1,611,144

Cash                                                     2,665           1,839
Receivables:
  Premiums                                             141,408         122,508
  Reinsurance                                           78,675          81,640
  Accrued investment income                             20,603          21,862
                                                    ----------      ----------
      Total receivables                                240,686         226,010

Deferred policy acquisition costs                       94,747          86,076
Prepaid reinsurance premiums                            21,405          20,096
Property and equipment, net                             27,767          28,873
Deferred income taxes                                   26,553          29,435
Securities lending collateral                          147,900
Due from affiliate                                      13,452
Other assets                                            67,249          41,817
                                                    ----------      ----------
      Total assets                                  $2,300,208      $2,045,290
                                                    ==========      ==========
      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Liabilities:
  Unpaid losses and loss settlement expenses        $  916,170      $  879,056
  Unearned premiums                                    415,038         373,737
  Accounts payable and accrued expenses                102,932          96,440
  Securities lending obligation                        147,900
  Debt                                                  95,620          96,055
  Due to affiliate                                                       9,704
                                                    ----------      ----------
      Total liabilities                              1,677,660       1,454,992
                                                    ----------      ----------
Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued 30,882,000
    and 30,444,678 shares; outstanding
    29,882,000 and 29,444,678 shares                    30,882          30,445
  Additional paid-in capital                           148,423         140,065
  Accumulated other comprehensive income                52,693          44,265
  Retained earnings                                    406,115         391,088
  Treasury stock, at cost, 1,000,000 shares            (15,565)        (15,565)
                                                    ----------      ----------
      Total shareholders' equity                       622,548         590,298
                                                    ----------      ----------
      Total liabilities and
        shareholders' equity                        $2,300,208      $2,045,290
                                                    ==========      ==========

See accompanying notes to consolidated financial statements.




                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                   (dollars in thousands, except per share data)

                                               2002           2001
                                            ---------      ---------
Revenues:
  Premiums earned                            $196,524      $184,804
  Investment income, net of
    investment expenses                        21,739        21,388
  Realized investment gains (losses)               57        (4,154)
  Other income                                  3,967         3,783
                                             --------      --------

      Total revenues                          222,287       205,821
                                             --------      --------

Losses and expenses:

  Losses and loss settlement expenses         134,708       134,275
  Amortization of deferred policy
    acquisition costs                          47,375        44,839
  Other underwriting expenses                  17,878        15,561
  Interest expense                              1,423         1,515
  Other expenses                                1,178         1,206
                                             --------      --------

      Total expenses                          202,562       197,396
                                             --------      --------

      Income before income taxes               19,725         8,425

Income taxes                                    4,509           570
                                             --------      --------

      Net income                             $ 15,216      $  7,855
                                             ========      ========


Per common share:

  Basic earnings                             $    .51      $    .27
                                             ========      ========

  Diluted earnings                           $    .50      $    .26
                                             ========      ========

  Cash dividend                              $   .165      $    .15
                                             ========      ========

See accompanying notes to consolidated financial statements.



                             HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                           (dollars in thousands, except per share data)

                                               2002          2001
                                             --------      ---------
Revenues:
  Premiums earned                            $566,737      $541,450
  Investment income, net of
    investment expenses                        64,747        63,856
  Realized investment losses                  (20,448)       (7,532)
  Other income                                 11,610        11,809
                                             --------      --------

      Total revenues                          622,646       609,583
                                             --------      --------

Losses and expenses:

  Losses and loss settlement expenses         389,789       387,936
  Amortization of deferred policy
    acquisition costs                         137,570       134,496
  Other underwriting expenses                  54,295        45,913
  Interest expense                              4,278         4,701
  Other expenses                                3,270         4,182
                                             --------      --------

      Total expenses                          589,202       577,228
                                             --------      --------

      Income before income taxes               33,444        32,355

Income taxes                                    4,592         3,804
                                             --------      --------

      Net income                             $ 28,852      $ 28,551
                                             ========      ========

Per common share:

  Basic earnings                             $    .97      $    .98
                                             ========      ========

  Diluted earnings                           $    .95      $    .96
                                             ========      ========

  Cash dividend                              $   .465      $    .43
                                             ========      ========

See accompanying notes to consolidated financial statements.



                                       HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                    CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
                                                       (UNAUDITED)

                                    FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2002
                                                 (dollars  in  thousands)


                                              ACCUMULATED
                          COMMON STOCK        ADDITIONAL     OTHER
                          ------------        PAID-IN        COMPREHENSIVE     RETAINED    TREASURY
                     SHARES         AMOUNT    CAPITAL        INCOME            EARNINGS    STOCK       TOTAL
                     ----------     -------   ----------     -------------     --------    --------    -----
Balance,
 December 31,
 2001                30,444,678     $30,445   $140,065      $44,265            $391,088    $(15,565)   $590,298
                                                                                                       --------

Net income                                                                       28,852                  28,852

Other compre-
 hensive income,
 net of tax:
  Unrealized
  investment
  gains, net of
  reclassification
  adjustment                                                  8,428                                       8,428
                                                                                                       --------

Comprehensive
  income                                                                                                 37,280
                                                                                                       --------

Issuance
 of common
 stock                  437,322         437      7,023                                                    7,460

Tax benefit
 from stock
 options
 exercised                                       1,335                                                    1,335

Cash
 dividend
 paid                                                                           (13,825)                (13,825)
                     ----------     -------   --------       -------           --------    --------    --------

Balance,
  September 30,
 2002                30,882,000     $30,882   $148,423       $52,693           $406,115    $(15,565)   $622,548
                     ==========     =======   ========       =======           ========    ========    ========



See  accompanying  notes  to  consolidated  financial  statements.



               HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                              (UNAUDITED)

     FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2002  AND  2001
                            (in  thousands)



                                                   2002            2001
                                                ----------      ----------

Cash flows from operating activities:
  Net income                                    $  28,852       $  28,551
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Change in receivables, unearned
        premiums, prepaid reinsurance
        and due to affiliate                        2,160         (14,907)
      Increase in unpaid losses and
        loss settlement expenses                   37,114           2,904
      Deferred income taxes                        (1,656)         (5,590)
      Increase in deferred policy
        acquisition costs                          (8,671)         (4,302)
      Amortization and depreciation                 2,238           2,121
      Loss on sale of investments                  20,448           7,532
      Other, net                                   (6,148)          1,475
                                                ---------       ---------
        Net cash provided by operating
          activities                               74,337          17,784
                                                ---------       ---------

Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                                    (143,125)       (198,924)
    Sales or maturities                           113,945         210,260
  Equity securities:
    Purchases                                     (28,470)         (7,477)
    Sales                                          28,074           6,970
  Net purchases of short-term
    investments                                   (35,357)        (20,393)
  Purchase of property and equipment               (1,778)         (2,474)
                                                ---------       ---------
        Net cash used by
          investing activities                    (66,711)        (12,038)
                                                ---------       ---------

Cash flows from financing activities:
  Issuance of common stock                          7,460           7,083
  Repayment of debt obligations                      (435)           (395)
  Dividend paid                                   (13,825)        (12,587)
                                                ---------       ---------
        Net cash used by
          financing activities                     (6,800)         (5,899)
                                                ---------       ---------

Increase (decrease) in cash                           826            (153)

  Cash at beginning of period                       1,839           2,002
                                                ---------       ---------

  Cash at end of period                         $   2,665       $   1,849
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

2  -  Earnings  Per  Share

     The  computation  of  basic  and  diluted earnings per share is as follows:




                               FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                  2002      2001           2002       2001
                                -------    -------        -------    -------
                                    (in thousands, except per share data)
Numerator for basic
  and diluted earnings
  per share:
    Net income                  $15,216     $ 7,855       $28,852     $28,551
                                =======     =======       =======     =======

Denominator for basic
  earnings per share --
  weighted average
  shares outstanding             29,790      29,359        29,647      29,235

Effect of stock
  incentive plans                   595         610           611         596
                                -------     -------       -------     -------

Denominator for
  diluted earnings
  per share                      30,385      29,969        30,258      29,831
                                =======     =======       =======     =======

Basic earnings
  per share                     $   .51     $   .27       $   .97     $   .98
                                =======     =======       =======     =======

Diluted earnings
  per share                     $   .50     $   .26       $   .95     $   .96
                                =======     =======       =======     =======

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                      (UNAUDITED)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                      (Continued)


     The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:



                   FOR THE THREE MONTHS    FOR THE NINE MONTHS
                    ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                       2002     2001         2002     2001
                      ------   ------       ------   ------
                                  (in thousands)
Number of options       898      -          898      444
                        ===     ===         ===      ===

3  -  Reinsurance

     Premiums earned are net of amounts ceded of $17,139,000 and $50,601,000 for the three and nine months ended September 30, 2002, respectively, and $15,095,000 and $46,098,000 for the three and nine months ended September 30, 2001, respectively. Losses and loss settlement expenses are net of amounts ceded of $10,008,000 and $26,054,000 for the three and nine months ended September 30, 2002, respectively, and $17,070,000 and $53,034,000 for the three and nine months ended September 30, 2001, respectively. Such amounts do not include the reinsurance transactions with Harleysville Mutual Insurance Company (Mutual) under the pooling arrangement, but do include the reinsurance described in the following paragraph.

     Harleysville Group has a reinsurance agreement with Mutual whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded to Mutual premiums earned of $1,996,000 and $1,898,000 and losses incurred of $213,000 and $3,447,000 for the three months ended September 30, 2002 and 2001, respectively. Harleysville Group ceded to Mutual premiums earned of $5,859,000 and $5,379,000 and losses incurred of $279,000 and $8,439,000 for the nine months ended September 30, 2002 and 2001, respectively.

     Harleysville Group cedes business to and assumes business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the

     HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                     (UNAUDITED)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (Continued)


reinsurance pooling agreement provides for the right of offset. Mutual has an A.
M. Best rating of "A" (Excellent) and, in accordance with certain state regulatory requirements, maintained $320.8 million (fair value) of investments in a trust account to secure liabilities under the reinsurance pooling agreement at September 30, 2002.

4  -  Contingency

     GE Reinsurance Corporation (GE Re) has sought recession of a reinsurance agreement between Mutual and GE Re relating to certain automobile insurance policies written in California through a managing general agent beginning in 1999. Harleysville Group's share of underwriting losses, assumed under the pooling agreement, that have been ceded to GE Re was $34.4 million from inception through September 30, 2002. Harleysville Group's pooling share of the written premium ceded by Mutual under the agreement was $3.7 million and $9.8 million for the nine months ended September 30, 2002 and 2001, respectively, and is likely to continue to decline in the remainder of 2002.

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

5  -  Cash  Flows

     Net cash tax payments of $8,750,000 and $7,183,000 were made in the first nine months of 2002 and 2001, respectively. Cash interest payments of $2,927,000 and $3,361,000 were made in the first nine months of 2002 and 2001, respectively.

     HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                     (UNAUDITED)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (Continued)


6  -  Restructuring  Charges

     In 1999 and 2000, Harleysville Group recorded restructuring charges in connection with the consolidation of its claims offices and field operations. The remaining accrual for these restructurings, which relates to occupancy obligations, is $63,000 at September 30, 2002. The liability declined from $194,000 at December 31, 2001 primarily due to payments on the occupancy obligations.

7  -  Segment  Information

     The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).


     Financial  data  by  segment  is  as  follows:




                                 FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                  ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                  2002        2001            2002         2001
                                --------    ---------       ---------    ---------
                                                  (in thousands)
Revenues:
Premiums earned:
    Commercial lines             $143,725     $126,031      $406,414     $362,412
    Personal lines                 52,799       58,773       160,323      179,038
                                 --------     --------      ---------    --------
  Total premiums earned           196,524      184,804       566,737      541,450
  Net investment income            21,739       21,388        64,747       63,856
  Realized investment gains
    (losses)                           57       (4,154)      (20,448)      (7,532)
  Other                             3,967        3,783        11,610       11,809
                                 --------     --------      ---------    --------
Total revenues                   $222,287     $205,821      $622,646     $609,583
                                 ========     ========      ========     ========

Income before income taxes:
  Underwriting loss:
    Commercial lines             $ (2,459)    $ (4,984)     $(15,612)    $ (7,462)
    Personal lines                 (3,628)      (5,925)       (8,001)     (24,278)
                                 --------     --------      --------     --------
      SAP underwriting loss        (6,087)     (10,909)      (23,613)     (31,740)
  GAAP adjustments                  2,650        1,038         8,696        4,845
                                 --------     --------      --------     --------
      GAAP underwriting loss       (3,437)      (9,871)      (14,917)     (26,895)
  Net investment income            21,739       21,388        64,747       63,856
  Realized investment gains
    (losses)                           57       (4,154)      (20,448)     (7,532)
  Other                             1,366        1,062         4,062       2,926
                                 --------     --------      ---------    -------
Income before income taxes       $ 19,725     $  8,425      $ 33,444     $ 32,355
                                 ========     ========      ========     ========

     HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                     (UNAUDITED)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (Continued)


8  -  Comprehensive  Income

     Comprehensive income consisted of the following (all amounts are net of taxes):




                           FOR THE THREE MONTHS    FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                             2002         2001       2002        2001
                           --------     -------    --------    --------
                                           (in thousands)
Net income                  $15,216     $ 7,855     $28,852     $28,551
Other comprehensive
 income:
   Unrealized investment
    holding gains
    (losses) arising
    during period             7,298      (3,169)     (5,038)     (9,581)
  Less:
   Reclassification
    adjustment for
    (gains) losses
    included in net
    income                      (28)      2,769      13,466       4,985
                            -------     -------     -------     -------

Net unrealized
  investment gains
  (losses)                    7,270        (400)      8,428      (4,596)
                            -------     -------     -------     -------

Comprehensive income        $22,486     $ 7,455     $37,280     $23,955
                            =======     =======     =======     =======

             HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
             OF  OPERATIONS  AND  FINANCIAL  CONDITION


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

Results  of  Operations

     Premiums earned increased $11.7 million and $25.3 million during the three and nine months ended September 30, 2002, respectively. The increases are primarily due to increases in premiums earned for commercial lines of $17.7 million and $44.0 million partially offset by decreases of $6.0 million and $18.7 million in personal lines premiums earned for the three and nine months ended September 30, 2002, respectively. The increases in premiums earned for commercial lines primarily is due to higher rates partially offset by fewer policy counts. The decreases in premiums earned for personal lines primarily is due to fewer policy counts partially offset by higher rates.

     Investment income increased $0.4 million and $0.9 million for the three and nine months ended September 30, 2002, respectively, resulting from an increase in invested assets, partially offset by a lower yield on the fixed maturity investment portfolio.

             HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

             MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
             OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                (Continued)

     Realized investment gains (losses) improved $4.2 million for the three months ended September 30, 2002 primarily due to lesser losses from equity securities. During the three months ended September 30, 2002, $4.5 million of losses were recognized on investments that were trading below cost on an other-than-temporary basis. Such losses were offset by sales of equity securities, including securities written down earlier in 2002 that were sold for tax planning purposes. Realized investment losses increased $12.9 million for the nine months ended September 30, 2002 primarily due to lesser gains on the sale of fixed maturity securities and greater losses from equity securities.

     Income before income taxes increased $11.3 million and $1.1 million for the three and nine months ended September 30, 2002, respectively. The increase for the three months ended September 30, 2002 was primarily due to the greater investment income, improved realized investment gains and lower underwriting loss. The increase for the nine months ended September 30, 2002 was primarily due to the greater investment income and lower underwriting loss, partially offset by the greater realized losses. Harleysville Group's statutory combined ratio decreased to 101.7% and 101.9% for the three and nine months ended September 30, 2002, respectively, from 104.6% and 104.1% for the three and nine months ended September 30, 2001, respectively. The improved combined ratio is primarily due to better results in personal lines, particularly homeowners. The commercial lines statutory combined ratio decreased to 100.0% for the three months ended September 30, 2002 from 103.0% during the same prior year period and increased to 99.9% for the nine months ended September 30, 2002 from 99.5% during the same prior year period. The three and nine months ended September 30, 2001 include $3.6 million of commercial lines net losses incurred from the September 11 terrorist acts. Such losses added 2.9 points and 1.0 point to the commercial lines combined ratio for the three and nine months ended September 30, 2001, respectively. Excluding these losses, commercial lines profitability did not change significantly as better results in the commercial multi-peril and automobile lines were partially offset by worse results in workers compensation insurance where losses have been trending higher in recent quarters. Losses ceded under the aggregate catastrophe reinsurance agreement with Mutual decreased $3.2 million and $8.2 million for the three and nine months ended September 30, 2002, respectively, due to fewer losses and less severe catastrophes in the 2002 periods.

             HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

             MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
             OF  OPERATIONS  AND  FINANCIAL  CONDITION
                             (Continued)

     The income tax provision for the three and nine months ended September 30, 2002 includes the tax benefit of $2.4 million and $7.1 million associated with tax-exempt investment income, compared to $2.4 million and $7.6 million in the same prior year periods.

New  Accounting  Standard

     In June 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Harleysville Group adopted the provisions of Statement No. 142 effective January 1, 2002, at which time Harleysville Group ceased to record amortization expense related to its goodwill. The adoption of Statement No. 142 resulted in a $0.6 million reduction in amortization expense in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Harleysville Group's goodwill balance was $23.4 million at September 30, 2002. Harleysville Group completed its analysis of any potential impairment of the goodwill during the second quarter of 2002 and no adjustment was necessary.

Liquidity  and  Capital  Resources

     Net cash provided by operating activities increased $56.6 million for the nine months ended September 30, 2002. The increase primarily is from improved underwriting cash flow.

     Net cash used by investing activities increased $54.7 million for the nine months ended September 30, 2002. The change primarily is from the investment of cash provided by operating activities into short-term investments and fixed maturity securities.

     Net cash used by financing activities increased $0.9 million for the nine months ended September 30, 2002 primarily due to an increase in dividends paid, partially offset by an increase in the issuance of common stock.

     Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short

             HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

             MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
             OF  OPERATIONS  AND  FINANCIAL  CONDITION
                             (Continued)

period of time in return for a fee. At September 30, 2002, Harleysville Group held cash collateral of $147.9 million related to securities on loan with a market value of $144.8 million. Harleysville Group's policy is to require collateral of 102% of the then-current market value of loaned securities as of the close of trading on the preceding business day. Acceptable collateral includes government securities, letters of credit or cash. The securities on loan to others have been segregated from the other invested assets on the balance sheet. In addition, the assets and liabilities have been grossed up to reflect the collateral held under the securities lending program and the obligation to return this collateral upon the return of the loaned securities. Other assets includes $7.9 million of loaned securities in transit which have been sold but not yet delivered and for which collateral is maintained.

     Harleysville Group Inc. maintained $12.1 million of cash and short-term investments at September 30, 2002 which is available for general corporate business purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. The Company had no material commitments for capital expenditures as of September 30, 2002.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE
             ABOUT MARKET RISK


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

     Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2001 to September 30, 2002. In addition, the Company has not significantly changed its investment mix or market risk during this period.

             HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

ITEM  4.     EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES


(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our co-chief executive officers, after evaluating the effectiveness of our "disclosure of controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

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


                                 HARLEYSVILLE  GROUP  INC.


Date:  November  13,  2002        /s/BRUCE  J.  MAGEE
       -------------------       -----------------------------------
                                 Bruce  J.  Magee
                                 Senior  Vice  President  and
                                 Chief  Financial  Officer
                                 (principal  financial  officer  and
                                 principal  accounting  officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with  the  Quarterly  Report  of  Harleysville  Group  Inc. (the
"Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce J. Magee, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  November  13,  2002       /s/BRUCE  J.  MAGEE
       -------------------       ----------------------------
                                 Bruce  J.  Magee
                                 Senior  Vice  President  and
                                 Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with  the  Quarterly  Report  of  Harleysville  Group  Inc. (the
"Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Walter R. Bateman, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   November  13,  2002        /s/WALTER  R.  BATEMAN
        -------------------        ------------------------------
                                   Walter  R.  Bateman
                                   Chairman  of  the  Board,  and
                                   Chief  Executive  Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

     I,  Bruce  J.  Magee  certify  that:

     1. I have reviewed this quarterly report on Form 10Q of Harleysville Group Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  13,  2002      /s/BRUCE  J.  MAGEE
       -------------------      ----------------------------
                                Bruce  J.  Magee
                                Senior  Vice  President  and
                                Chief  Financial  Officer

                    CERTIFICATION PURSUANT TO THE SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

     I,  Walter  R.  Bateman  certify  that:

     1. I have reviewed this quarterly report on Form 10Q of Harleysville Group Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  13,  2002       /s/WALTER  R.  BATEMAN
       -------------------       -----------------------------
                                 Walter  R.  Bateman
                                 Chairman  of  the  Board  and
                                 Chief  Executive  Officer