Form 10-K
period 2002-12-31
HARLEYSVILLE GROUP INC
filed 2003-03-26
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
     Washington,  D.C.  20549
     FORM  10-K

[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934  [FEE  REQUIRED]

For  the  fiscal  year  ended  December  31,  2002.
     OR
[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934  [NO  FEE  REQUIRED]

For  the  transition  period  from                    to
                                   ------------------     ----------------
Commission  file  number  0-14697

                     HARLEYSVILLE  GROUP  INC.
     -------------------------------------------------------
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

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Act).  Yes   X.     No      .
                                              -----       ------

On June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $378,044,925.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 30,064,517 shares of Common
Stock  outstanding  on  March  5,  2003.

     DOCUMENTS  INCORPORATED  BY  REFERENCE:
1. Portions of the Registrant's annual report to stockholders for the fiscal year ended December 31, 2002 are incorporated by reference in Parts I, II and IV of this report.

2. Portions of the Registrant's proxy statement relating to the annual meeting of stockholders to be held April 23, 2003 are incorporated by reference in Parts I and III of this report.

Page

     HARLEYSVILLE  GROUP  INC.
     ANNUAL  REPORT  ON  FORM  10-K

     DECEMBER  31,  2002

             PART  I                                                Page
             ------                                                 ----
ITEM   1.    BUSINESS                                                  3

ITEM   2.    PROPERTIES                                               27

ITEM   3.    LEGAL  PROCEEDINGS                                       27

ITEM   4.    SUBMISSION  OF  MATTERS  TO  A  VOTE
             OF  SECURITY  HOLDERS                                    27

             PART  II
             -------
ITEM   5.    MARKET  FOR  REGISTRANT'S  COMMON  STOCKD
             AND  RELATED  STOCKHOLDER  MATTERS                       28

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

ITEM   14.   CONTROLS  AND  PROCEDURES                                29

             PART  IV
             -------
ITEM   15.   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES
             AND  REPORTS  ON  FORM  8-K                              31

     PART  I

ITEM  1.    BUSINESS.
-------     --------

     General

     Harleysville Group Inc. (the "Company") is an insurance holding company headquartered in Pennsylvania which engages, through its subsidiaries, in the property and casualty insurance business on a regional basis. As used herein, "Harleysville Group" refers to Harleysville Group Inc. and its subsidiaries.

     The Company is a Delaware corporation formed by Harleysville Mutual Insurance Company (the "Mutual Company") in 1979 as a wholly-owned subsidiary. In May 1986, the Company completed an initial public offering of its common stock, reducing the percentage of outstanding shares owned by the Mutual Company to approximately 70%. In April 1992, the Mutual Company completed a secondary public offering of a portion of the Company's common stock then owned by it, further reducing the percentage of outstanding shares owned by the Mutual Company. At December 31, 2002, the Mutual Company owned approximately 56% of the Company's outstanding shares.

     Harleysville Group and the Mutual Company operate together as a network of regional insurance companies that underwrite a broad line of personal and commercial coverages. These insurance coverages are marketed primarily in the eastern and midwestern United States through approximately 1,700 insurance agencies. Regional offices are maintained in Georgia, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, and Virginia. The Company's property and casualty insurance subsidiaries are: Harleysville-Atlantic Insurance Company ("Atlantic"), Harleysville Insurance Company ("HIC"), Harleysville Insurance Company of New Jersey ("HNJ"), Harleysville Insurance Company of New York ("HIC New York"), Harleysville Insurance Company of Ohio ("HIC Ohio"), Harleysville Lake States Insurance Company ("Lake States"), Harleysville Preferred Insurance Company ("Preferred"), Harleysville Worcester Insurance Company ("Worcester"), and Mid-America Insurance Company.

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

     The Company's property and casualty subsidiaries participate in an intercompany pooling arrangement whereby these subsidiaries cede to the Mutual Company all of their net premiums written and assume from the Mutual Company a portion of the pooled business, which includes substantially all of the Mutual Company's property and casualty insurance business. See "Business - Pooling Arrangement."


     BUSINESS  SEGMENTS.

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

     Harleysville Group and the Mutual Company have a pooled rating of "A" (excellent) by A.M. Best Company, Inc. ("Best's") based upon 2001 statutory results and operating performance. Best's ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Management believes that the Best's rating is an important factor in marketing Harleysville Group's products to its agents and customers.

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

                        HARLEYSVILLE GROUP BUSINESS ONLY





                                   YEAR ENDED DECEMBER 31,
                                  -------------------------
                                   2002     2001     2000
                                  ------   ------   ------
GAAP combined ratio               102.2%   104.7%   106.2%
                                  =====    =====    =====
Statutory operating ratios:
  Loss ratio                       68.2%    71.2%    71.7%
  Expense and dividend ratios      33.7%    33.0%    34.4%
                                  -----    -----    -----
  Statutory combined ratio        101.9%   104.2%   106.1%
                                  =====    =====    =====

     The following table sets forth the net written premiums and combined ratios by line of insurance, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for Harleysville Group for the periods indicated:

     HARLEYSVILLE  GROUP  BUSINESS  ONLY



                                    YEAR ENDED DECEMBER 31,
                               ---------------------------------
                                 2002         2001        2000
                               --------     --------    --------
                                     (dollars in thousands)
NET PREMIUMS WRITTEN
--------------------
  Commercial:
    Automobile                  $199,511    $171,106    $142,589
    Workers compensation         114,565     117,583     108,473
    Commercial multi-peril       224,709     183,216     159,679
    Other commercial              57,272      43,955      35,978
                                --------    --------    --------
      Total commercial           596,057     515,860     446,719
                                --------    --------    --------

  Personal:
    Automobile                   125,593     151,270     168,116
    Homeowners                    67,831      70,679      75,551
    Other personal                 8,369       9,778      11,086
                                --------    --------    --------

      Total personal             201,793     231,727     254,753
                                --------    --------    --------

       Total Harleysville
        Group Business          $797,850    $747,587    $701,472
                                ========    ========    ========

COMBINED RATIOS
---------------
  Commercial:
    Automobile                      91.6%       96.6%      106.9%
    Workers compensation           127.4%      105.7%      102.2%
    Commercial multi-peril          93.7%      100.2%      105.8%
    Other commercial                86.3%       95.5%       95.2%
      Total commercial              99.5%      100.0%      104.5%
  Personal:
    Automobile                     115.8%      112.8%      106.0%
    Homeowners                      97.6%      117.8%      117.4%
    Other personal                  74.1%       85.2%       91.2%
      Total personal               108.1%      113.1%      108.7%
       Total Harleysville
         Group Business            101.9%      104.2%      106.1%

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




           CHRONOLOGY OF CHANGES IN POOLING AGREEMENT

                     HARLEYSVILLE    MUTUAL
                     GROUP           COMPANY
     DATE            PERCENTAGE      PERCENTAGE        EVENT
---------------     ------------     ----------     --------------
January 1, 1986     30%              70%            Current pooling agreement began
                                                    with Preferred and HNJ as
                                                    participants with the Mutual
                                                    Company.

July 1, 1987        35%              65%            Atlantic acquired and included
                                                    in the pool.

January 1, 1989     50%              50%            Worcester included in the pool.

January 1, 1991     60%              40%            HIC New York and Mid-America
                                                    acquired and included in the pool
                                                    and the Mutual Company formed
                                                    Pennland (not a pool participant)
                                                    to write Pennsylvania personal
                                                    automobile business.

January 1, 1996     65%              35%            Pennland included in the pool.

January 1, 1997     70%              30%            Lake States included in the pool.

January 1, 1998     72%              28%            HIC included in the pool.

     Effective as of January 1, 1992, Harleysville-Garden State Insurance Company (Garden State), a subsidiary of the Mutual Company, began insuring new and renewal New Jersey personal automobile insurance policies that had been included in the pooling arrangement. Garden State is not a participant in the pooling arrangement.

     When pool participation percentages increased as described above, cash and investments equal to the net increase in liabilities assumed less a ceding commission related to the net increase in the liability for unearned premiums, was transferred from the Mutual Company to Harleysville Group. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

     All premiums, losses, loss settlement expenses and other underwriting expenses are prorated among the parties to the pooling arrangement on the basis of their participation in the pool. The method of establishing reserves is set forth under "Business - Reserves." The pooling agreement may be amended or terminated by agreement of the parties. Termination may occur only at the end of a calendar year. The Boards of Directors of the Company and the Mutual Company maintain a coordinating committee which reviews and evaluates, and when changes are warranted, approve the pooling arrangements between the Company and the Mutual Company. See "Business-Relationship with the Mutual Company." In evaluating pool participation changes, the coordinating committee considers current and proposed acquisitions, the relative capital positions and revenue contributions of the pool participants, and growth prospects and ability to access capital markets to support that growth. Harleysville Group does not intend to terminate its participation in the pooling agreement.

     The following table sets forth the net premiums written and combined ratios by line of insurance for the total pooled business after elimination of management fees, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for the periods indicated.

                         TOTAL  POOLED  BUSINESS



                                       YEAR ENDED DECEMBER 31,
                                -----------------------------------
                                   2002          2001         2000
                                ----------    ----------    --------
                                       (dollars in thousands)
NET PREMIUMS WRITTEN
--------------------
  Commercial:
    Automobile                  $  277,807    $  238,262    $198,579
    Workers compensation           159,118       163,310     150,657
    Commercial multi-peril         317,657       259,082     225,960
    Other                           81,152        62,324      51,154
                                ----------    ----------    --------
      Total commercial             835,734       722,978     626,350
                                ----------    ----------    --------

  Personal:
    Automobile                     175,076       210,834     234,347
    Homeowners                      96,504       100,685     107,632
    Other                           11,631        13,588      15,406
                                ----------    ----------    --------

      Total personal               283,211       325,107     357,385
                                ----------    ----------    --------


        Total pooled business   $1,118,945    $1,048,085    $983,735
                                ==========    ==========    ========

COMBINED RATIOS (1)
---------------
  Commercial:
    Automobile                        91.4%         96.7%      107.3%
    Workers compensation             127.9%        105.5%      102.8%
    Commercial multi-peril            91.9%         99.1%      104.6%
    Other                             84.5%         94.4%       93.3%
      Total commercial                98.6%         99.5%      104.2%

  Personal:
    Automobile                        115.8%       113.2%      106.2%
    Homeowners                         95.6%       121.9%      117.4%
    Other                              73.9%        85.3%       91.2%
      Total personal                  107.3%       114.7%      108.9%

        Total pooled business         101.0%       104.4%      105.9%


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

     RESERVES. Loss reserves are estimates at a given point in time of what the insurer expects to pay to claimants for claims occurring on or before such point in time, including claims which have been incurred but not yet been reported to the insurer. These are estimates, and it can be expected that the ultimate liability will exceed or be less than such estimates. During the loss settlement period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to refine and adjust the estimates of liability.

     Harleysville Group maintains reserves for estimates of the ultimate unpaid cost of all losses incurred, including losses for claims which have been incurred but have not yet been reported to Harleysville Group. Loss settlement expense reserves are intended to cover the ultimate costs of settling all claims, including investigation and litigation costs relating to such claims. The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the type of risk involved and knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for incurred but unreported claims and loss settlement expense reserves are determined utilizing historical information by line of insurance as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results. Reserves are closely monitored and are recomputed periodically using the most recent information on reported claims and a variety of actuarial techniques. With the exception of reserves relating to some workers compensation long-term disability cases, loss reserves are not discounted.

     The following table sets forth a reconciliation of beginning and ending net reserves for unpaid losses and loss settlement expenses for the years indicated for the total pooled business on a statutory basis.



                           TOTAL  POOLED  BUSINESS



                                            YEAR ENDED DECEMBER 31,
                                 ----------------------------------------
                                    2002           2001           2000
                                 -----------    -----------    ----------
                                               (in thousands)
Reserves for losses
  and loss settlement
  expenses, beginning
  of the year                    $1,147,517     $1,136,848     $1,181,066
                                 ----------     ----------     ----------
Incurred losses and loss
  settlement expenses:
    Provision for insured
      events of the current
      year                          730,924        756,289        759,471
    Decrease in provision
      for insured events of
      prior years                    (3,816)       (22,444)       (65,319)
                                 ----------     ----------     ----------

        Total incurred
         losses and loss
         settlement expenses        727,108        733,845        694,152
                                 ----------     ----------     ----------

Payments:
  Losses and loss
    settlement expenses
    attributable to
    insured events of
    the current year                277,603        327,615        346,846
  Losses and loss
    settlement expenses
    attributable to
    insured events of
    prior years                     372,642        395,561        391,524
                                 ----------     ----------     ----------

        Total payments              650,245        723,176        738,370
                                 ----------     ----------     ----------

Reserves for losses and
  loss settlement expenses,
  end of the year                $1,224,380     $1,147,517     $1,136,848
                                 ==========     ==========     ==========


     The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses from 1992 through 2002 for the pooled business of the Mutual Company and Harleysville Group on a statutory basis. "Reserve for losses and loss settlement expenses" sets forth the estimated liability for unpaid losses and loss settlement expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss settlement expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported.

     The "Reserves reestimated" portion of the table shows the reestimated amount of the previously recorded liability based on experience of each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. For example, the 1992 liability has developed a redundancy after ten years, in that reestimated losses and loss settlement expenses are expected to be lower than the initial estimated liability established in 1992 of $784.5 million by $33.5 million, or 4.3%.

     The "Cumulative amount of reserves paid" portion of the table shows the cumulative losses and loss settlement expense payments made in succeeding years for losses incurred prior to the balance sheet date. For example, the 1992 column indicates that as of December 31, 2002, payments of $691.1 million of the currently reestimated ultimate liability for losses and loss settlement expenses had been made.

     The "Redundancy" portion of the table shows the cumulative redundancy at December 31, 2002 of the reserve estimate shown on the top line of the corresponding column. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss settlement expenses or were reevaluated at less than the original reserved amount.

     The following table includes all 2002 pool participants as if they had participated in the pooling arrangement in all years indicated except for acquired pool participant companies, which are included from their date of acquisition. Under the terms of the pooling arrangement, Harleysville Group is not responsible for losses on the pooled business occurring prior to January 1, 1986.





                                                TOTAL POOLED BUSINESS

                                               YEAR ENDED DECEMBER 31,

           1992      1993      1994      1995      1996      1997        1998        1999        2000        2001        2002
                                                (dollars in thousands)

Reserve for
 losses and
 loss
 settlement
 expenses  $784,514  $825,028  $855,305 $900,336 $1,033,376  $1,124,910  $1,172,664  $1,181,066  $1,136,848  $1,147,517 $1,224,380
Reserves
reestimated:
One year
 later      781,746   819,494   837,255  856,493    995,656   1,068,687   1,090,640   1,115,747   1,114,404   1,143,701
Two years
 later      778,064   802,213   817,330  820,894    961,228   1,005,208   1,042,183   1,097,544   1,124,881
Three years
 later      774,420   800,129   800,365  799,191    918,006     972,318   1,027,968   1,106,107
Four years
 later      776,687   792,901   790,234  768,704    894,015     961,721   1,028,927
Five years
 later      770,420   786,731   768,815  748,667    887,697     962,861
Six years
 later      767,777   771,015   753,928  743,859    890,713
Seven years
 later      756,912   759,080   750,226  747,954
Eight years
 later      749,287   755,744   753,753
Nine years
 later      746,889   760,274
Ten years
 later      750,994

Cumulative
 amount of
 reserves paid:
One year
 later      244,210   255,078   246,935  273,744    328,691     338,377     358,526     391,524     395,561     372,642
Two years
 later      402,394   403,601   406,944  448,497    523,307     540,522     562,908     609,016     609,777
Three years
 later      503,309   511,281   525,840  566,804    656,234     674,740     695,315     753,893
Four years
 later      572,656   587,900   599,336  643,451    741,013     756,502     777,204
Five years
 later      616,940   629,908   645,271  690,301    790,902     801,602
Six years
 later      639,186   657,570   677,668  720,664    821,164
Seven years
 later      656,913   677,123   698,652  740,151
Eight years
 later      671,091   691,518   712,800
Nine years
 later      682,514   702,435
Ten years
 later      691,098

Redundancy   33,520    64,754   101,552  152,382    142,663     162,049     143,737      74,959      11,967       3,816
Redundancy
 expressed
 as a percent
 of year end
 reserves       4.3%      7.8%     11.9%    16.9%      13.8%       14.4%       12.3%        6.3%        1.1%        0.3%
Cumulative
 redundancy
 excluding
 pre-1986
 reserve
 develop-
 ment(1)     58,819    89,026   124,163  171,452    156,988     171,463     150,664      80,354      14,975       5,997



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


                HARLEYSVILLE  GROUP  BUSINESS  ONLY



                                      Year Ended December 31,
                                  --------------------------------
                                    2002        2001        2000
                                  --------    --------    --------
                                           (in thousands)
Reserves for losses and
  loss settlement expenses,
  beginning of the year           $800,861    $792,584    $823,914
                                  --------    --------    --------
Incurred losses and loss
  settlement expenses:
    Provision for insured
      events of the current
      year                         526,265     537,172     541,738
    Decrease in provision
      for insured events of
      prior years                   (4,648)    (17,350)    (48,937)
                                  --------    --------    --------

        Total incurred losses
          and loss settlement
          expenses                 521,617     519,822     492,801
                                  --------    --------    --------

Payments:
  Losses and loss settlement
    expenses attributable to
    insured events of the
    current year                   199,874     229,435     244,978
  Losses and loss settlement
    expenses attributable to
    insured events of prior
    years                          265,422     282,110     279,153
                                  --------    --------    --------

        Total payments             465,296     511,545     524,131
                                  --------    --------    --------

Reserves for losses and loss
  settlement expenses, end
  of the year                     $857,182    $800,861    $792,584
                                  ========    ========    ========




     See  page  16  for  reconciliation  of  net  reserves  to  gross  reserves.

     Harleysville Group recognized a decrease in the provision for insured events of prior years (favorable development) of $4.6, $17.4 and $48.9 million in 2002, 2001, and 2000, respectively. The favorable development for 2002 primarily relates to lower-than-expected claim severity in the commercial and personal lines of business. The favorable development for 2001 primarily relates to lower-than-expected loss adjusting expenses and, for 2000, lower-than-expected claim severity in the commercial and personal lines of business. The 2001 and 2000 favorable development includes $14.8 million and $20.2 million of reductions in loss settlement expenses. In both years, such reductions are related to benefits from initiatives to reduce costs of adjusting claims and to the favorable development on losses.

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





                                                       HARLEYSVILLE GROUP BUSINESS

                                                          YEAR ENDED DECEMBER 31,

                1992      1993      1994      1995      1996      1997      1998      1999      2000      2001      2002
                                                          (dollars in thousands)
Reserve for
 losses
 and loss
 settlement
 expenses       $437,883  $499,272  $535,452  $576,653  $718,700  $793,563  $813,519  $823,914  $792,584  $800,861  $857,182
Reserves
 reestimated:
One year
 later           438,135   496,057   524,565   541,654   688,972   750,956   753,987   774,977   775,234   796,213
Two years
 later           435,005   483,635   507,090   513,555   662,393   704,157   717,324   761,234   781,117
Three years
 later           430,728   477,164   491,919   496,138   630,170   678,757   706,491   765,816
Four years
 later           429,125   468,804   482,834   473,084   611,179   670,534   705,615
Five years
 later           421,408   462,571   466,309   456,940   606,037   669,789
Six years
 later           417,715   450,152   453,934   452,885   606,642
Seven years
 later           408,789   439,842   450,675   454,267
Eight years
 later           401,582   436,846   451,648
Nine years
 later           399,261   438,538
Ten years
 later           400,647

Cumulative
 amount
 of reserves
 paid:
One year
 later           144,465   161,557   164,849   105,774   200,907   228,622   252,972   279,153   282,110   265,422
Two years
 later           234,991   254,840   219,225   204,030   330,158   371,624   397,685   433,901   434,579
Three years
 later           292,381   290,667   283,816   281,546   423,337   465,897   491,274   536,547
Four years
 later           314,848   329,830   330,705   334,204   482,016   523,050   548,696
Five years
 later           335,411   355,338   361,250   365,574   516,221   553,984
Six years
 later           347,731   372,727   382,214   385,720   536,473
Seven years
 later           357,966   384,443   395,607   398,214
Eight years
 later           365,812   393,092   404,257
Nine years
 later           372,321   399,416
Ten years
 later           376,965

Redundancy        37,236    60,734    83,804   122,386   112,058   123,774   107,904    58,098    11,467     4,648

Redundancy
 expressed
 as a percent
 of year end
 reserves            8.5%     12.2%     15.7%     21.2%     15.6%     15.6%     13.3%      7.1%      1.4%      0.6%

Gross
 reserve        $486,608  $560,811  $603,088  $645,941  $796,820  $868,393  $893,420  $901,352  $864,843  $879,056  $928,335
Ceded
 reserve          48,725    61,539    67,636    69,288    78,120    74,830    79,901    77,438    72,259    78,195    71,153
                --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Net
 reserve        $437,883  $499,272  $535,452  $576,653  $718,700  $793,563  $813,519  $823,914  $792,584  $800,861  $857,182
                ========  ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

Gross
 re-estimated   $452,444  $509,519  $522,302  $525,397  $685,556  $748,266  $785,044  $858,086  $889,122  $893,981
Ceded
 re-estimated     51,797    70,981    70,654    71,130    78,914    78,477    79,429    92,270   108,005    97,768
                --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Net
 re-estimated   $400,647  $438,538  $451,648  $454,267  $606,642  $669,789  $705,615  $765,816  $781,117  $796,213
                ========  ========  ========  ========  ========  ========  ========  ========  ========  ========


NOTE: The amount of cash and investments received equal to the increase in liabilities for unpaid losses and loss settlement expenses was $93,966,000, $28,318,000, and $12,392,000 for the changes in pool participation  in  1996,  1997,  and  1998,  respectively.

     REINSURANCE. Harleysville Group follows the customary industry practice of reinsuring a portion of its exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce the net liability on individual risks and to protect against catastrophic losses. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, although it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. Therefore, a ceding company is subject to credit risk with respect to its reinsurers.

     The reinsurance described below is maintained for the Company's subsidiaries and the Mutual Company and its wholly-owned subsidiaries. Reinsurance premiums and recoveries are allocated to participants in the pooling agreement according to pooling percentages.

     Reinsurance for property and auto physical damage losses is currently maintained under a per risk excess of loss treaty affording recovery to $8.5 million above a retention of $1.5 million. Harleysville Group's 2002 pooling share of such recovery would be $6.1 million above a retention of $1.1 million. In addition, the Company's subsidiaries and the Mutual Company and its wholly-owned subsidiaries are reinsured under a catastrophe reinsurance treaty effective for one year from July 1, 2002 which provides coverage ranging from 84.8% to 94.3% of up to $140.0 million in excess of a retention of $30.0 million for any given catastrophe. Harleysville Group's 2002 pooling share of this coverage would range from 84.8% to 94.3% of up to $100.8 million in excess of a retention of $21.6 million for any given catastrophe. Accordingly, pursuant to the terms of the treaty, the maximum recovery would be $126.5 million for any catastrophe involving an insured loss equal to or greater than $170.0 million. Harleysville Group's pooling share of this maximum recovery would be $91.1 million for any catastrophe involving an insured loss of $122.4 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Most terrorism losses would not be covered by the treaty. Harleysville Group has not purchased funded catastrophe covers. Harleysville Group and Mutual have purchased property per risk excess of loss reinsurance which covers certain terrorism losses and provides for recovery of up to $8.5 million in excess of $1.5 million of terrorism losses for any one risk under certain circumstances. The maximum recovery by Harleysville Group on a terrorism loss occurrence is $27.0 million.

     Casualty reinsurance (including liability and workers compensation) is currently maintained under an excess of loss treaty affording recovery to $38.0 million above a retention of $2.0 million for each loss occurrence. Harleysville Group's 2002 pooling share of a recovery would be up to $25.9 million above a retention of $1.4 million. In addition, there is reinsurance to protect Harleysville Group from large workers compensation losses in 2002. For umbrella liability coverages, reinsurance protection up to $14.0 million is provided over a retention of $1.0 million. Harleysville Group's 2002 pooling share would provide for recovery of $10.1 million over a retention of $0.7 million. The casualty reinsurance programs provide coverage for a terrorist event with no reinstatement provision.

     Harleysville Group has a reinsurance agreement with the Mutual Company whereby the Mutual Company reinsures accumulated catastrophe losses in a quarter up to $14.4 million in excess of $3.6 million in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes or hurricanes. This agreement was amended effective July 1, 2002 to exclude terrorism losses in order to reflect current reinsurance market conditions. The premium rate and other terms were not changed.

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

     COMPETITION. The property and casualty insurance industry is highly competitive on the basis of both price and service. There are numerous companies competing for the categories of business underwritten by Harleysville Group in the geographic areas where Harleysville Group operates, many of which are substantially larger and have considerably greater financial resources than Harleysville Group. In addition, because the insurance products of Harleysville Group and the Mutual Company are marketed exclusively through independent insurance agencies, most of which represent more than one company, Harleysville Group faces competition within each agency.

     MARKETING. Harleysville Group markets its insurance products through independent agencies and monitors the performance of these agencies relative to many factors including profitability, growth and retention. At December 31, 2002, there were approximately 1,700 agencies.


INVESTMENTS

     An important element of the financial results of Harleysville Group is the return on invested assets. An investment objective of Harleysville Group is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. An objective also is to provide adequate funds to pay claims without forced sales of investments. At December 31, 2002, substantially all of Harleysville Group's fixed maturity investment portfolio was rated at investment grade and the investment portfolio did not contain any real estate or mortgage loans. Harleysville Group also invests in equity securities with the objective of capital appreciation.

     Harleysville Group has adopted and follows an investment philosophy which precludes the purchase of non-investment grade fixed income securities. However, due to uncertainties in the economic environment, it is possible that the quality of investments held in Harleysville Group's portfolio may change.

     The following table shows the composition of Harleysville Group's fixed maturity investment portfolio at amortized cost, excluding short-term investments, by rating as of December 31, 2002:




                                             DECEMBER 31, 2002
                                          ----------------------
                                            AMOUNT       PERCENT
                                          ----------     -------
                                           (dollars in thousands)
RATING(1)
---------
U.S. Treasury and U.S. agency bonds(2)    $  282,652      19.7%
Aaa                                          492,091      34.3
Aa                                           410,895      28.6
A                                            220,223      15.3
Baa                                           27,481       1.9
Ba                                             3,282       0.2
C                                                418       0.0
                                          ----------     -----

      Total                               $1,437,042     100.0%
                                          ==========     =====

---------------

(1)  Ratings  assigned  by  Moody's  Investors  Services,  Inc.
(2) Includes GNMA pass-through obligations and collateralized mortgage obligations.

     Harleysville Group invests in both taxable and tax-exempt fixed income securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds made up approximately 44%, 40% and 45% of the total investment portfolio at December 31, 2002, 2001 and 2000, respectively.

     The following table shows the composition of Harleysville Group's investment portfolio at carrying value, excluding short-term investments, by type of security as of December 31, 2002:




                                    DECEMBER 31, 2002
                                 ----------------------
                                   AMOUNT       PERCENT
                                 ----------     -------
                                 (dollars in thousands)
Fixed maturities:
  U.S. Treasury obligations      $   41,557       2.6%
  U.S. agency obligations            33,888       2.1
  Mortgage-backed securities        228,367      14.1
  Obligations of states and
    political subdivisions          703,558      43.5
  Corporate securities              502,661      31.1
                                 ----------     -----

      Total fixed maturities      1,510,031      93.4
                                 ----------     -----

Equity securities                   107,177       6.6
                                 ----------     -----

       Total                     $1,617,208     100.0%
                                 ==========     =====

     Investment results of Harleysville Group's fixed maturity investment portfolio are as shown in the following table:




                                 YEAR ENDED DECEMBER 31,
                         ---------------------------------------
                            2002          2001           2000
                         ----------    ----------     ----------
                                   (dollars in thousands)
  Invested assets(1)     $1,416,294    $ 1,379,551    $1,361,310
  Investment income(2)   $   84,438    $    83,191    $   83,958
  Average yield                 6.0%           6.0%          6.2%

---------------

(1) Average of the aggregate invested amounts at amortized cost at the beginning and end of the period.

(2) Investment income does not include investment expenses, realized investment gains or losses or provision for income taxes.

     The following table indicates the composition of Harleysville Group's fixed maturity investment portfolio at carrying value, excluding short-term investments, by time to maturity as of December 31, 2002:




                                 December 31, 2002
                               ----------------------
                                AMOUNT       PERCENT
                               ----------     -------
                               (dollars in thousands)
DUE IN(1)
---------
1 year or less                  $124,689        8.3%
Over 1 year through 5 years      435,433       28.8
Over 5 years through 10 years    601,700       39.9
Over 10 years                    119,842        7.9
                              ----------      -----
                               1,281,664       84.9

Mortgage-backed securities       228,367       15.1
                              ----------      -----

     Total                     1,510,031      100.0%
                              ==========      =====


---------------

(1) Based on stated maturity dates with no prepayment assumptions. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The average expected life of Harleysville Group's investment portfolio as of December 31, 2002 was approximately 4.6 years.


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

     State laws also require Harleysville Group to participate in involuntary insurance programs for automobile insurance, as well as other property and casualty lines, in states in which Harleysville Group writes such lines. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements ("FAIR") plans, reinsurance facilities and wind storm plans. These state laws generally require all companies that write lines covered by these programs to provide coverage (either directly or through reinsurance) for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct written premiums or the number of automobiles insured.

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

     Insurance holding company acts require that all transactions involving any insurer within the holding company system, including those involving the Mutual Company and the Company's insurance subsidiaries, must be fair and equitable to that insurer. Further, approval of the applicable insurance commissioner is required prior to the consummation of a transaction affecting the control of an insurer.

     The Terrorism Risk Insurance Act of 2002 (TRIA), signed into law on November 26, 2002, provides a federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. Under TRIA, the Companies had until February 24, 2003, to notify commercial policyholders about requirements of the law, let them know that the Company was required to offer coverage for acts of terrorism certified under TRIA and let them know how the coverage would be priced.

     Harleysville Group distributed the mandated disclosure which explained the Act and notified policyholders of their coverage options. The terrorism rating plan, with rates that vary based on geographical and risk-type factors, will begin to go into effect in 2003. The plan will charge commercial policies a nominal terrorism premium in most territories to encourage coverage acceptance while minimizing the administrative costs.

     The property and casualty insurance industry has been subject to significant public scrutiny and comment primarily due to concerns regarding solvency issues, rising insurance costs, and the industry's methods of operations. Accordingly, regulations and legislation may be proposed to bring the insurance industry under federal control; to strengthen state oversight, particularly in the field of solvency and investments; to further restrict an insurer's flexibility in underwriting and pricing risks; and to impose new taxes and assessments. It is not possible to predict whether, in what form or in what jurisdictions any of these proposals might be adopted or the effect, if any, on Harleysville Group.

     The Company's insurance subsidiaries generally are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary's statutory surplus as of a certain date, or adjusted net income of the subsidiary, for the preceding year. Applying the current regulatory restrictions as of December 31, 2002, $11.0 million would be available for distribution to Harleysville Group Inc. without prior approval until October 1, 2003, after which $52.9 million would be available for distribution to Harleysville Group Inc. without prior approval. The Company's insurance subsidiaries paid dividends of $12.0 million in 2002, $10.0 in 2001 and, $20.0 million in 2000 to Harleysville Group Inc. An additional $42.0 million in aggregate dividends were declared by the Company's insurance subsidiaries in 2002 and remain as a receivable on the books of the Company at December 31, 2002.

     Various states have adopted the National Association of Insurance Commissioners (NAIC) risk-based capital (RBC) standards that require insurance companies to calculate and report statutory capital and surplus needs based on a formula measuring underwriting, investment and other business risks inherent in an individual company's operations. These RBC standards have not affected the operations of Harleysville Group since each of the Company's insurance subsidiaries has statutory capital and surplus in excess of RBC requirements.

     Various  states  have  adopted  the  NAIC's  Codification  of  Statutory
Accounting Principles which were effective January 1, 2001. The codified principles are intended to provide a basis of accounting recognized and adhered to in the absence of, conflict with, or silence of, state statutes and regulations. The impact of the codified principles on the January 1, 2001 statutory capital and surplus of the Company's insurance subsidiaries ranged from a decrease of $0.4 million to an increase of $6.4 million and was an increase of $21.0 million on a consolidated basis.

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





                          NET INCOME               SHAREHOLDERS' EQUITY
                     YEAR ENDED DECEMBER 31,           DECEMBER 31,
                   --------------------------       --------------------
                     2002       2001     2000         2002        2001
                   -------    -------   -------     --------    --------
                                           (in thousands)
SAP amounts        $42,338    $41,095   $48,412     $509,344    $538,878
Adjustments:
  Deferred
   policy
   acquisition
   costs             8,820      1,317      1,218      94,896      86,076
  Deferred
   income
   taxes              (708)     3,626      1,608         357       6,093
  Unrealized
   investment
   gains                                              72,985      26,857
  Other, net        (3,925)    (2,443)    (2,109)     (6,768)      3,526
Holding
  company(1)          (270)      (102)      (437)    (38,702)    (71,132)
                   -------    -------    -------    --------    --------

GAAP amounts       $46,255    $43,493    $48,692    $632,112    $590,298
                   =======    =======    =======    ========    ========


(1) Represents the GAAP income and equity amounts for Harleysville Group Inc., excluding the earnings of and investment in subsidiaries.


RELATIONSHIP  WITH  THE  MUTUAL  COMPANY

     Harleysville Group's operations are interrelated with the operations of the Mutual Company due to the pooling arrangement and other factors. The Mutual Company owed approximately 56% of the issued and outstanding common stock of Harleysville Group Inc. at December 31, 2002. Harleysville Group employees provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. The cost of facilities and employees required to conduct the business of both companies is charged on a cost-allocated basis. Harleysville Group also manages the operations of the Mutual Company and its wholly-owned subsidiaries pursuant to a management agreement which commenced January 1, 1993 under which Harleysville Group received a management fee. Harleysville Group also manages the operations of Berkshire Mutual Insurance Company, a small property and casualty insurance company, pursuant to a management services agreement. Harleysville Group received $6.8 million, $7.3 million, and $7.4 million for the years ended December 31, 2002, 2001 and 2000, respectively, for all such management services.

     All of the Company's officers are officers of the Mutual Company, and six of the Company's nine directors are directors of the Mutual Company. A coordinating committee exists to review and evaluate the pooling agreement and other material transactions between Harleysville Group and the Mutual Company and is responsible for matters involving actual or potential conflicts of interest between the two companies. The coordinating committee consists of six non-employee directors, three from Harleysville Group Inc. and three from the Mutual Company all of whom are not members of both Boards and one, a non-voting Chairman, who is a member of both Boards. The decisions of the coordinating committee are binding on the two companies. No intercompany transaction can be authorized by the coordinating committee unless at least two of three of the Company's committee members conclude that such transaction is fair and equitable to Harleysville Group. For information concerning the members of the coordinating committee, see "Board and Committee Meetings" section on pages 8 to 10 of the Company's proxy statement relating to the annual meeting of the shareholders to be held April 23, 2003 which is incorporated by reference in this Form 10-K Report.

     The Mutual Company leases the home office from Harleysville Group with which it shares most of the facility. Rental income under the lease was $3.5 million for 2002 and 2001 and $3.4 million for 2000. Harleysville Group believes that the lease terms are no less favorable to it than if the property were leased to a non-affiliate.

     In connection with the acquisition of Mid-America and HIC New York, the Company borrowed approximately $18.5 million from the Mutual Company. See Note 8 of the Notes to Consolidated Financial Statements. For additional information with respect to transactions with the Mutual Company, see Note 2 of the Notes to Consolidated Financial Statements.

EMPLOYEES

     All employees are paid by Harleysville Group Inc. and, accordingly, are considered to be employees of Harleysville Group Inc. As of December 31, 2002, there were 2,413 employees. They provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. See "Business-Relationship with the Mutual Company" and Note 2 of the Notes to Consolidated Financial Statements.

AVAILABLE  INFORMATION

     The Company maintains a website at www.harleysvillegroup.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website as soon as practicable after electronic filing of such material with, or furnishing it to, the Securities and Exchange Commission.

ITEM  2.  PROPERTIES.
-------   -----------
     The buildings which house the headquarters of Harleysville Group and the Mutual Company are leased to the Mutual Company by a subsidiary of Harleysville Group. See "Business-Relationship with the Mutual Company." The Mutual Company charges Harleysville Group for an appropriate portion of the rent under an intercompany allocation agreement. The buildings containing the headquarters of Harleysville Group and the Mutual Company have approximately 220,000 square feet of office space. Harleysville Group also rents office facilities in certain of the states in which it does business.

ITEM  3.  LEGAL  PROCEEDINGS.
-------   ------------------
     In 2001, GE Reinsurance Corporation (GE Re) sought rescission of a reinsurance agreement between Mutual and GE Re relating to certain automobile insurance policies written in California through a managing general agent beginning in 1999. On December 13, 2002, Mutual and GE Re settled this matter by agreeing to a commutation and termination of the reinsurance agreement effective December 31, 2002. The settlement agreement did not materially impact Harleysville Group's financial statements.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
-------   -----------------------------------------------------------
     No matter was submitted to a vote of the security holders during the fourth quarter of 2002.

     PART  II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED
-------   -----------------------------------------------------------
STOCKHOLDER  MATTERS.
--------------------
     The "Market for Common Stock and Related Security Holder Matters" section from the Company's annual report to stockholders for the year ended December 31, 2002, which is included as Exhibit (13)(E) to this Form 10-K Report, is incorporated herein by reference.

ITEM  6.  SELECTED  FINANCIAL  DATA.
-------   --------------------------
     The "Selected Consolidated Financial Data" section from the Company's annual report to stockholders for the year ended December 31, 2002, which is included as Exhibit (13)(A) to this Form 10-K Report, is incorporated herein by reference.

ITEM  7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
-------   ------------------------------------------------------
CONDITION  AND  RESULTS  OF  OPERATIONS.
----------------------------------------
     The "Management's Discussion and Analysis of Results of Operations and Financial Condition" section from the Company's annual report to stockholders for the year ended December 31, 2002, which is included as Exhibit (13)(B) to this Form 10-K Report, is incorporated herein by reference.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET
--------   ----------------------------------------------------------
RISK.
-----

     The "Quantitative and Qualitative Disclosures About Market Risk" section from the Company's annual report to stockholders for the year ended December 31, 2002, which is included as Exhibit (13)(C) to this Form 10-K Report, is incorporated herein by reference.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.
-------   ------------------------------------------------
     The consolidated financial statements from the Company's annual report to stockholders for the year ended December 31, 2002, which is included as Exhibit
(13)(D)  to  this  Form  10-K  Report,  are  incorporated  herein  by reference.

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
-------   ------------------------------------------------------
ACCOUNTING  AND  FINANCIAL  DISCLOSURE.
---------------------------------------

     None.

     PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
--------  ----------------------------------------------------------
     The "Election of Directors" and "Other Executive Officers" sections, which provides information regarding the Company's directors and executive officers, on pages 13 to 16 and the "Section 16 Reporting Compliance" section on page 36 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 23, 2003, are incorporated herein by reference.

ITEM  11.  EXECUTIVE  COMPENSATION.
--------  -------------------------
     The information set forth on pages 29 to 34 and the "Compensation of Directors" section on pages 11 and 12 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 23, 2003, are incorporated herein by reference.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
--------   ---------------------------------------------------------
MANAGEMENT.
-----------
     The "Ownership of Common Stock" section on page 21 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 23, 2003, is incorporated herein by reference.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
--------   ---------------------------------------------------
     The "Transactions with Harleysville Mutual" section on pages 35 and 36 of the Company's proxy statement relating to the annual meeting of stockholders to be held April 23, 2003, is incorporated herein by reference.

ITEM  14.  CONTROLS  AND  PROCEDURES
--------   -------------------------
     The Company has procedures in place for accumulating and evaluating information which enable it to prepare and file reports with the Securities and Exchange Commission. As a result of procedures required by the Sarbanes-Oxley Act of 2002, the Company has formed a committee that includes certain members of senior management and key officers to ensure that all information required to be disclosed in the Company's reports is accumulated and communicated to those individuals responsible for the preparation of the reports, and to our principal executive and financial officers, in a manner that will allow timely decisions regarding required disclosures.

     Within the 90 days prior to the date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the chief executive officer and chief financial officer concluded that Harleysville Group Inc.'s disclosure controls and procedures were effective as of the date of such evaluation.

     The chief executive officer and chief financial officer also have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the Company completed its evaluation.

                                     PART IV

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON
--------  -------------------------------------------------------------
FORM  8-K.
----------
(a)  (1)   The  following  consolidated financial statements are filed as a part  of  this  report:

     Consolidated  Financial  Statements                                   Page
                                                                         ------
          Consolidated  Balance  Sheets  as  of
             December  31,  2002  and  2001                                 31*
          Consolidated  Statements  of  Income  for
             Each  of  the  Years  in  the  Three-year
             Period  Ended  December  31,  2002                             32*
          Consolidated  Statements  of  Shareholders'
             Equity  for  Each  of  the  Years  in  the  Three-
             year  Period  Ended  December  31,  2002                       33*
          Consolidated  Statements  of  Cash  Flows
             for  Each  of  the  Years  in  the  Three-year
             Period  Ended  December  31,  2002                             34*
          Notes  to  Consolidated  Financial  Statements                    35*
     Independent  Auditors'  Report                                         45*

     (2)   The  following  consolidated  financial  statement
           schedules  for  the  years  2002,  2001  and  2000
           are  submitted  herewith:

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

--------------------
     *Refers to the respective page of Harleysville Group Inc.'s 2002 Annual Report to Stockholders. The Consolidated Financial Statements and Independent Auditors' Report, which are included as Exhibit (13)(D), are incorporated herein by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     (3)     Exhibits

 EXHIBIT
   NO.                 DESCRIPTION  OF  EXHIBITS
--------    ----------------------------------------------------

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

 EXHIBIT
   NO.                 DESCRIPTION  OF  EXHIBITS
--------  ------------------------------------------------------

*(10)(E) Harleysville Mutual Insurance Company/ Harleysville Group Inc. Senior Management Incentive Compensation Plan As Amended and Restated November 17, 1999 - incor-porated herein by reference to Exhibit 10(E) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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

 (10)(I) Amended and Restated Financial Tax Sharing Agreement dated March 20, 1995 among Huron Insurance Company, Harleysville Insurance Company of New Jersey, Worcester Insurance Company, Harleysville-Atlantic Insurance Company, New York Casualty Insurance Company, Connecticut Union Insurance Company, Great Oaks Insurance Company, Lakes States Insurance Company and the Registrant - incorporated herein by reference to Exhibit (10)(L) to the Registrant's Annual Report on Form 10-K for the year ended December
            31,  1994.

 EXHIBIT
   NO.                 DESCRIPTION  OF  EXHIBITS
--------  ------------------------------------------------------

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

 EXHIBIT
   NO.                 DESCRIPTION  OF  EXHIBITS
--------  ------------------------------------------------------

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

 EXHIBIT
   NO.                  DESCRIPTION  OF  EXHIBITS
--------  ------------------------------------------------------

 (10)(Q) Lease and amendment effective January 1, 2000 between Harleysville, Ltd. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit 10(R) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

*(10)(R) 1995 Directors' Stock Option Program of Registrant - incorporated herein by reference to Exhibit (10)(S) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

*(10)(S) Harleysville Group Inc. Year 2000 Directors' Stock Option Program of Registrant - incorporated herein by reference to Exhibit (4)(C) to the Registrant's Form
            S-8  Registration  Statement No. 333-85941, filed August 26,
            1999.

 (10)(T) Loan Agreement dated as of March 19, 1998 by and between Harleysville Group Inc. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit (10)(V) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

 EXHIBIT
   NO.                 DESCRIPTION  OF  EXHIBITS
--------  ------------------------------------------------------

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

*(10)(X) Form of Change of Control Employment Agreements dated July 1, 1999 - incorporated herein by reference to
            Exhibit 10(Z) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

*(10)(Y) Harleysville Group Inc. Supplemental Retirement Plan Amended and Restated November 17, 1999 - incorporated herein by reference to Exhibit 10(AB) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

*(10)(Z) 1996 Directors' Stock Purchase Plan of Registrant - incorporated herein by reference to Exhibit (4)(C) to the Registrant's Form S-8 Registration Statement
            No.  333-03127  filed  May  3,  1996.

EXHIBIT
   NO.                 DESCRIPTION  OF  EXHIBITS
--------  ------------------------------------------------------

*(10)(AA)   Directors Equity Award Program of Registrant -
            incorporated herein by reference to Exhibit (4)(C) to the Registrant's Form S-8 Registration Statement
            No.  333-09701  filed  August  7,  1996.

*(10)(AB)   Excess  Stock Purchase Plan of Registrant - incorporated
            herein by reference to Exhibit 4.3 to the Registrant's
            Form S-8 Registration Statement No. 333-37212  filed
            May  17,  2000.

*(10)(AC)   Long  Term  Incentive  Plan of Registrant - incorporated
            herein by reference to Exhibit 4.3 to the Registrant's
            Form S-8 Registration Statement No. 333-37386  filed
            May  19,  2000.

 (13)(A) Selected Consolidated Financial Data from the Company's 2002 annual report to stockholders.

 (13)(B)    Management's  Discussion  and Analysis of Results of
            Operations and Financial Condition from the Company's 2002 annual report to stockholders.

 (13)(C)    Quantitative and Qualitative Disclosures About Market
            Risk from the Company's 2002 annual report to stockholders.

 (13)(D) Consolidated financial statements from the Company's 2002 annual report to stockholders.

 (13)(E) Market for Common Stock and Related Security Holder Matters from the Company's 2002 annual report to stockholders.

EXHIBIT
   NO.                 DESCRIPTION  OF  EXHIBITS
--------  ------------------------------------------------------

 (21)       Subsidiaries  of  Registrant.

 (23)       Independent  Auditors'  Consent  and  Report  on  Schedules.

 (99) Form 11-K Annual Report for the Harleysville Group Inc. Employee Stock Purchase Plan for the year ended
            December  31,  2002.

(99.1)      Certification  of  Chief  Executive  Officer

(99.2)      Certification  of  Chief  Financial  Officer


-----------------
* A management contract, compensatory plan or arrangement required to be separately identified by reason of the provision of Item 14(a)(3).

(b)  Reports  on  Form  8-K


     A Form 8-K dated December 16, 2002 was filed disclosing that litigation involving a reinsurance agreement with GE Reinsurance Corporation was settled.





                                HARLEYSVILLE GROUP

                       SCHEDULE I - SUMMARY OF INVESTMENTS -
                     OTHER THAN INVESTMENTS IN RELATED PARTIES

                                 DECEMBER 31, 2002
                                  (in thousands)

                                                              AMOUNT
                                                              AT WHICH
                                                              SHOWN IN
                                                              THE BALANCE
TYPE OF INVESTMENT               COST            VALUE        SHEET
------------------------     ------------     -----------     -----------

Fixed maturities:
  United States
    government and
    government agencies
    and authorities          $   68,289       $   75,799      $   75,445

  States, municipalities
    and political
    subdivisions                674,553          720,436         703,558

  Mortgage-backed
    securities                  214,453          228,367         228,367

  All other corporate
    bonds                       479,747          517,209         502,661
                             ----------       ----------      ----------

    Total fixed
      maturities              1,437,042        1,541,811       1,510,031
                             ----------       ----------      ----------

Equity securities:

  Common stocks:
    Banks, trust and
      insurance companies        22,841           22,104          22,104
    Industrial,
      miscellaneous and
      all other                  74,008           85,073          85,073
                             ----------       ----------      ----------

    Total equities               96,849          107,177         107,177
                             ----------       ----------      ----------

Short-term
  investments                    89,692                           89,692
                             ----------                       ----------
      Total investments      $1,623,583                       $1,706,900
                             ==========                       ==========




                           HARLEYSVILLE GROUP INC.

      SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                         CONDENSED BALANCE SHEETS
                    (in thousands, except share data)

                                             DECEMBER 31,
                                    ----------------------------
                                        2002             2001
                                      --------         --------
       ASSETS
Short-term investments                $  8,652         $6,377
Fixed maturities:
  Available for sale, at fair
   value (cost $51 and $52)                 55             53
Investments in common
  stock of subsidiaries
  (equity method)                      670,814        661,430
Accrued investment income                   17             16
Due from affiliate                                      3,636
Federal income tax recoverable           3,528
Dividends receivable from
  subsidiaries                          41,965         12,000
Other assets                            13,748         14,521
                                      --------       --------

  Total assets                        $738,779       $698,033
                                      ========       ========


       LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                  $ 93,500       $ 93,500
Accounts payable and
  accrued expenses                      11,963         12,564
Due to affiliate                         1,204
Federal income taxes payable                            1,671
                                      --------       --------

  Total liabilities                    106,667        107,735
                                      --------       --------

Shareholders' equity:
  Preferred stock, $1 par value;
   authorized 1,000,000 shares,
   none issued
  Common stock, $1 par value;
   authorized 80,000,000 shares;
   issued 2002, 30,917,575 and
   2001, 30,444,678 shares; outstanding
   2002, 29,917,575 and 2001,
   29,444,678 shares                    30,918         30,445
  Additional paid-in capital           149,091        140,065
  Accumulated other
   comprehensive income                 49,086         44,265
  Retained earnings                    418,582        391,088
  Treasury stock, at cost,
   1,000,000 shares                    (15,565)       (15,565)
                                      --------       --------

  Total shareholders' equity           632,112        590,298
                                      --------       --------

  Total liabilities and
   shareholders' equity               $738,779       $698,033
                                       =======       ========





                      HARLEYSVILLE GROUP INC.

    SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                   CONDENSED STATEMENTS OF INCOME
                         (in thousands)

                                           YEAR ENDED DECEMBER 31,
                                     ----------------------------------
                                        2002        2001        2000
                                      --------    --------    --------
Revenues                              $7,034      $7,782      $7,631
Expenses:
  Interest                             5,649       6,102       6,468
  Expenses other than interest         1,793       1,828       1,823
                                     -------     -------      ------

                                        (408)       (148)       (660)
Income tax benefit                      (138)        (46)       (223)
                                     -------     -------     -------

Loss before equity in
  income of subsidiaries                (270)       (102)       (437)

Equity in income of subsidiaries      46,525      43,595      49,129
                                     -------     -------     -------

Net income                           $46,255     $43,493     $48,692
                                     =======     =======     =======









                         HARLEYSVILLE GROUP INC.

    SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                   CONDENSED STATEMENTS OF CASH FLOWS
                             (in thousands)

                                               YEAR ENDED DECEMBER 31,
                                        ----------------------------------
                                          2002         2001         2000
                                        --------     --------     --------
Cash flows from operating
activities:
  Net income                            $ 46,255     $ 43,493     $ 48,692
  Adjustments to reconcile
   net income to net cash
   used by operating activities:
    Equity in undistributed
      earnings of subsidiaries           (46,525)     (43,595)     (49,129)
    (Increase) decrease in
      accrued investment income               (1)          19          (16)
    Increase (decrease) in
      accrued income taxes                (5,179)      (2,396)       3,209
    Other, net                             6,399        1,723       (3,984)
                                        --------     --------     --------
      Net cash provided (used)
        by operating activities              949         (756)      (1,228)
                                        --------     --------     --------


Cash flows from investing activities:
  Purchases of fixed maturity
    investments                                           (52)
  Maturities of fixed maturity
    investments                                            10
  Net purchases of short-term
    investments                           (2,275)         (34)      (4,646)
                                        --------     --------     --------
      Net cash used by
       investing activities               (2,275)         (76)      (4,646)
                                        --------     --------     --------

Cash flows from financing activities:
  Issuance of common stock                 8,051        7,807        6,419
  Dividends from subsidiaries             12,036       10,027       20,030
  Dividends paid                         (18,761)     (17,002)     (15,864)
  Purchase of treasury stock                                        (4,711)
                                        --------     --------     --------

      Net cash provided by
        financing activities               1,326          832       5,874
                                        --------     --------     --------

  Change in cash                            -            -           -

    Cash at beginning of year
                                        --------     --------     --------

    Cash at end of year                 $   -        $  -         $  -
                                        ========     ========     ========



                                               HARLEYSVILLE  GROUP

                             SCHEDULE  III  -  SUPPLEMENTARY  INSURANCE  INFORMATION

                               YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
                                                          (in  thousands)


                               LIABILITY
                               FOR UNPAID                                               AMORTIZATION
                  DEFERRED     LOSSES AND                                   LOSSES      OF DEFERRED
                  POLICY       LOSS                             NET         AND LOSS    POLICY       OTHER
                  ACQUISITION  SETTLEMENT  UNEARNED   EARNED    INVESTMENT  SETTLEMENT  ACQUISITION  UNDERWRITING  PREMIUMS
                  COSTS        EXPENSES    PREMIUMS   PREMIUMS  INCOME      EXPENSES    COSTS        EXPENSES      WRITTEN
Year ended
 December 31,
 2002
  Commercial
   lines                        $702,663   $280,913  $553,194              $360,339                                $596,057
  Personal
   lines                         154,519    105,942   211,442               161,278                                 201,793
  GAAP
   adjustments(1)                 71,153     19,422
                                --------   --------  --------              --------                                --------
   Total          $94,896       $928,335   $406,277  $764,636              $521,617    $185,547      $74,105       $797,850
                  =======       ========   ========  ========              ========    ========      =======       ========

    Net
     investment
     income                                                    $86,265
                                                               =======

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
                                                               =======


Year ended
 December 31,
 2000
  Commercial
   lines                        $635,184   $215,553  $437,873              $302,590                                $446,719
  Personal
   lines                         157,400    120,392   250,457               191,084                                 254,753
  GAAP
   adjustments(1)                 72,259     18,153                            (873)
                                --------   --------  --------              --------                                --------
   Total          $84,759       $928,335   $354,098  $688,330              $492,801    $177,217      $60,916       $701,472
                  =======       ========   ========  ========              ========    ========      =======       ========

    Net
     investment
     income                                                    $86,791
                                                               =======





                                  HARLEYSVILLE GROUP

                              SCHEDULE IV - REINSURANCE

                     YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                    (in thousands)

                                            ASSUMED                  PERCENTAGE
                               CEDED        FROM                     OF AMOUNT
                    GROSS      TO OTHER     OTHER        NET         ASSUMED
                    AMOUNT     COMPANIES    COMPANIES    AMOUNT      TO NET
                    --------   ---------    ---------    --------    ----------
Year ended
 December 31, 2002
 Property and
 casualty
 premiums           $699,482   $732,487     $797,641     $764,636    104.3%
                    ========   ========     ========     ========    =====


Year ended
 December 31, 2001
 Property and
 casualty
 premiums           $658,166   $694,643     $766,366    $729,889    105.0%
                    ========   ========     ========    ========    =====

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






                       HARLEYSVILLE GROUP

      SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
                  PROPERTY AND CASUALTY SUBSIDIARIES

             YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                         (in thousands)

                                              LOSSES AND LOSS
                 LIABILITY                  SETTLEMENT EXPENSES
                 FOR UNPAID   DISCOUNT,        (BENEFITS)
                 LOSSES AND   IF ANY,           INCURRED           PAID LOSSES
                 LOSS         DEDUCTED         RELATED TO          AND LOSS
                 SETTLEMENT   FROM          CURRENT    PRIOR       SETTLEMENT
                 EXPENSES     RESERVES(1)   YEAR       YEARS       EXPENSES
                 ----------   -----------   -------    ---------   ----------

Year ended:

  December 31,
   2002           $928,335     $9,786       $526,265   $ (4,648)   $465,296
                  ========     ======       ========   ========    ========


  December 31,
   2001           $879,056     $8,007       $537,172   $(17,350)   $511,545
                  ========     ======       ========   ========    ========


  December 31,
   2000           $864,843     $7,774       $541,738   $(48,937)   $524,131
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

                      HARLEYSVILLE  GROUP  INC.


Date:  March 26,  2003          By:  /s/  WALTER  R.  BATEMAN
                                    ------------------------------
                                      Walter  R.  Bateman
                                      Chairman  of  the  Board and
                                      Chief  Executive  Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



       SIGNATURE                       TITLE                     DATE
------------------------     -------------------------     ---------------

                             Chairman  of  the  Board,     March 26,  2003
                             Chief  Executive  Officer
/s/  WALTER  R.  BATEMAN     and  a  Director
------------------------
   Walter R. Bateman


                             Senior  Vice  President       March 26,  2003
                             and  Chief  Financial
                             Officer  (principal
                             financial  officer  and
                             principal  accounting
/s/  BRUCE J. MAGEE          officer)
------------------------
   Bruce J. Magee

                          SIGNATURES
                          (Continued)


         SIGNATURE                     TITLE              DATE
---------------------------        ---------------   --------------

/s/  LOWELL  R.  BECK              Director          March 26,  2003
---------------------------
   Lowell  R.  Beck


/S/  W.  THACHER  BROWN            Director          March 26,  2003
---------------------------
   W.  Thacher  Brown


/s/  MICHAEL  L.  BROWNE           Director          March 26,  2003
---------------------------
   Michael  L.  Browne


/s/  ROBERT  D.  BUZZELL           Director          March 26,  2003
---------------------------
   Robert  D.  Buzzell


/s/  MIRIAN  M.  GRADDICK-WEIR     Director          March 26,  2003
------------------------------
   Mirian  M.  Graddick-Weir


/s/  JOSEPH  E.  MCMENAMIN         Director          March 26,  2003
---------------------------
   Joseph  E.  McMenamin


/s/  FRANK  E.  REED               Director          March 26,  2003
---------------------------
   Frank  E.  Reed


/s/  JERRY  S.  ROSENBLOOM         Director          March 26,  2003
---------------------------
   Jerry  S.  Rosenbloom

                    CERTIFICATION PURSUANT TO THE SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

     I,  Walter  R.  Bateman  certify  that:

     1. I have reviewed this annual report on Form 10-K of Harleysville Group Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26,  2003           /s/WALTER  R.  BATEMAN
       ------------------        -----------------------------
                                 Walter  R.  Bateman
                                 Chairman  of  the  Board  and
                                 Chief  Executive  Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

     I,  Bruce  J.  Magee  certify  that:

     1. I have reviewed this annual report on Form 10-K of Harleysville Group Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26,  2003         /s/BRUCE  J.  MAGEE
      ------------------       -----------------------------
                               Bruce  J.  Magee
                               Senior  Vice  President  and
                               Chief  Financial  Officer

            EXHIBIT  INDEX

 EXHIBIT
   NO.                  DESCRIPTION  OF  EXHIBITS
--------     -------------------------------------------------

 (13)(A)     Selected Consolidated Financial Data from the
             Company's 2002 annual report  to  stockholders.

 (13)(B) Management's Discussion and Analysis of Results of Operations and Financial Condition from the Company's 2002 annual report to stockholders.

 (13)(C)     Quantitative and Qualitative Disclosures About
             Market Risk from the Company's 2002 annual report to stockholders.

 (13)(D) Consolidated financial statements from the Company's 2002 annual report to stockholders.

 (13)(E)     Market  for  Common  Stock and Related Security
             Holder Matters from the Company's 2002 annual report to stockholders.

 (21)     Subsidiaries  of  Registrant.

 (23)     Independent  Auditors'  Consent  and  Report  on
          Schedules.

 (99)     Form 11-K Annual Report for the Harleysville
          Group Inc. Employee Stock Purchase Plan for the year ended December 31, 2002.

 (99.1)   Certification  of  Chief  Executive  Officer

 (99.2)   Certification  of  Chief  Financial  Officer