Form 10-Q
period 2003-03-31
HARLEYSVILLE GROUP INC
filed 2003-05-14
CIK 792013

SECURITIES  AND  EXCHANGE  COMMISSION
                         WASHINGTON,  D.C.  20549

                                FORM  10-Q


(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended   MARCH  31,  2003.
                                     -----------------

     OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from               to
                                    ------------    --------------


Commission  file  number   0-14697
                         -----------

                       HARLEYSVILLE  GROUP  INC.
     --------------------------------------------------------------
     (Exact  name  of  registrant  as  specified  in  its  charter)


            DELAWARE                                    51-0241172
-----------------------------------               ---------------------
(State  or  other  jurisdiction  of                (I.R.S.  Employer
incorporation  or  organization)                    Identification  No.)


       355  MAPLE  AVENUE,  HARLEYSVILLE,  PENNSYLVANIA  19438-2297
    ------------------------------------------------------------------
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

     At May 6, 2003, 30,150,885 shares of common stock of Harleysville Group Inc. were outstanding.

        HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                          INDEX

                                                                PAGE  NUMBER
                                                                -----------

Part  I  -  Financial  Information

   Consolidated  Balance  Sheets  -  March  31,  2003
      and  December  31,  2002                                        3


   Consolidated  Statements  of  Income  -  For  the
      three  months  ended  March  31,  2003  and  2002               4


   Consolidated  Statement  of  Shareholders'  Equity  -
      For  the  three  months  ended  March  31,  2003                5


   Consolidated  Statements  of  Cash  Flows  -
      For  the  three  months  ended  March  31,  2003
      and  2002                                                       6


   Notes  to  Consolidated  Financial  Statements                     7


   Management's  Discussion  and  Analysis  of  Results
      of  Operations  and  Financial  Condition                      13


   Quantitative  and  Qualitative  Disclosure  About
      Market  Risk                                                   23


   Evaluation  of  Disclosure  Controls  and  Procedures             24


Part  II  -  Other  Information                                      25

ITEM  1.  FINANCIAL  STATEMENTS
               HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
                   (in  thousands,  except  share  data)





                                                         MARCH 31,     DECEMBER 31,
                                                           2003           2002
                                                        ----------     -----------
                                                        (Unaudited)
                  ASSETS
                  ------
Investments:
  Fixed maturities:
    Held to maturity, at amortized cost
      (fair value $377,648 and $411,235)                $  347,189     $  379,940
    Available for sale, at fair value
      (amortized cost $1,005,085 and $932,889)           1,064,653         95,032
  Equity securities, at fair value
    (cost $93,633 and $96,849)                             102,119        107,177
  Short-term investments, at cost,
    which approximates fair value                          101,441         89,692
  Fixed maturity securities on loan:
    Held to maturity, at amortized
      cost (fair value $6,179 and $5,707)                    5,543          5,222
    Available for sale, at fair value
      (amortized cost $117,679 and $118,991)               127,280        129,837
                                                        ----------     ----------
      Total investments                                  1,748,225      1,706,900

Cash                                                         2,491          2,944
Receivables:
  Premiums                                                 140,306        138,905
  Reinsurance (affiliate $3,666 and $55)                    88,237         75,488
  Accrued investment income                                 20,505         21,552
                                                        ----------     ----------

      Total receivables                                    249,048        235,945

Deferred policy acquisition costs                           99,255         94,896
Prepaid reinsurance premiums                                20,037         19,421
Property and equipment, net                                 26,363         27,556
Deferred income taxes                                       31,821         25,784
Security lending collateral                                137,702        139,215
Due from affiliate                                                         10,709
Other assets                                                52,296         48,154
                                                        ----------     ----------
      Total assets                                      $2,367,238     $2,311,524
                                                        ==========     ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

Liabilities:
  Unpaid losses and loss settlement expenses
    (affiliate $177,849 and $166,188)                   $  977,761     $  928,335
  Unearned premiums (affiliate $64,401 and $54,035)        423,347        406,277
  Accounts payable and accrued expenses                    106,867         109,965
  Security lending obligation                              137,702        139,215
  Debt (affiliate $18,500)                                  95,620         95,620
  Due to affiliate                                           2,417
                                                        ----------     ----------

      Total liabilities                                  1,743,714      1,679,412
                                                        ----------     ----------

Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued 31,157,811
    and 30,917,575 shares; outstanding
    30,139,312 and 29,917,575 shares                        31,158         30,918
  Additional paid-in capital                               154,938        149,091
  Accumulated other comprehensive income                    45,406         49,086
  Retained earnings                                        410,370        418,582
  Deferred compensation                                     (2,356)
  Treasury stock, at cost, 1,018,499
     and 1,000,000 shares                                  (15,992)       (15,565)
                                                        ----------     ----------
      Total shareholders' equity                           623,524        632,112
                                                        ----------     ----------
      Total liabilities and
        shareholders' equity                            $2,367,238     $2,311,524
                                                        ==========     ==========


See accompanying notes to consolidated financial statements.

               HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                  CONSOLIDATED  STATEMENTS  OF  INCOME
                             (UNAUDITED)

      FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2003  AND  2002
          (dollars  in  thousands,  except  per  share  data)




                                                      2003         2002
                                                    --------     --------
Revenues:

  Premiums earned (ceded to affiliate,              $198,829     $182,505
    $172,305 and $160,271)
  Investment income, net of
    investment expense                                21,447       21,482
  Realized investment gains (losses)                    (433)         478
  Other income (affiliate $2,010 and
    $1,754)                                            4,520        3,745
                                                    --------     --------

      Total revenues                                 224,363      208,210
                                                    --------     --------

Losses and expenses:

  Losses and loss settlement expenses
    (ceded to affiliate, $142,882 and
    $113,667)                                        163,759      127,272
  Amortization of deferred policy
    acquisition costs                                 48,317       44,622
  Other underwriting expenses                         18,557       16,922
  Interest expense (affiliate $94 and
    $120)                                              1,394        1,421
  Other expenses                                       1,211        1,050
                                                    --------     --------

      Total expenses                                 233,238      191,287
                                                    --------     --------

      Income (loss) before income
       taxes                                          (8,875)      16,923

Income taxes (benefit)                                (5,635)       3,583
                                                    --------     --------

      Net income (loss)                             $ (3,240)    $ 13,340
                                                    ========     ========


Per common share:

  Basic earnings (loss)                             $   (.11)    $    .45
                                                    ========     ========
  Diluted earnings (loss)                           $   (.11)    $    .44
                                                    ========     ========

  Cash dividend                                     $   .165     $    .15
                                                    ========     ========



See accompanying notes to consolidated financial statements.

               HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
            CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
                            (UNAUDITED)

             FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2003
                        (dollars  in  thousands)





                                               ACCUMULATED
                 COMMON STOCK      ADDITIONAL  OTHER
              -------------------  PAID-IN     COMPREHENSIVE  RETAINED  DEFERRED      TREASURY
               SHARES     AMOUNT   CAPITAL     INCOME         EARNINGS  COMPENSATION  STOCK     TOTAL
              ----------  -------  ----------  -------------  --------  ------------  --------  --------
Balance,
 December 31,
 2002         30,917,575  $30,918  $149,091    $49,086       $418,582   $             $(15,565) $632,112
                                                                                                --------

Net loss                                                       (3,240)                            (3,240)

Other compre-
 hensive loss,
 net of tax:
  Unrealized
  investment
  losses, net of
  reclassification
  adjustment                                    (3,680)                                           (3,680)
                                                                                                --------

Comprehensive
 loss                                                                                             (6,920)

Issuance
 of common
 stock           240,236      240     5,840                                                        6,080

Tax benefit
 from stock
 options
 exercised                                7                                                            7

Deferred
 compensation                                                            (2,356)                  (2,356)

Cash
 dividend
 paid                                                          (4,972)                            (4,972)

Purchase of
 treasury
 stock,
 18,499
 shares                                                                                   (427)     (427)
              ----------  -------  --------    -------       --------   -------       --------  --------

Balance at
 March 31,
 2003         31,157,811  $31,158  $154,938    $45,406       $410,370   $(2,356)      $(15,992) $623,524
              ==========  =======  ========    =======       ========   =======       ========  ========


See accompanying notes to consolidated financial statements.

               HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                              (UNAUDITED)

        FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2003  AND  2002
                           (in  thousands)




                                                      2003         2002
                                                   ---------     --------
Cash flows from operating activities:
  Net income (loss)                                $  (3,240)    $ 13,340
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Change in receivables, unearned
        premiums, prepaid reinsurance
        balances                                       3,351        6,161
        Change in affiliate balance                   13,126      (11,477)
      Increase in unpaid losses and
        loss settlement expenses                      49,426       10,639
      Deferred income taxes                           (4,056)        (308)
      Increase in deferred policy
        acquisition costs                             (4,359)      (2,635)
      Amortization and depreciation                      844          595
      Loss (gain) on sale of investments                 433         (478)
      Other, net                                     (18,066)       9,110
                                                    --------     --------
        Net cash provided by
          operating activities                        37,459       24,947
                                                    --------     --------

Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                                        (97,495)     (61,721)
    Sales or maturities                               68,431       50,395
  Equity securities:
    Purchases                                                      (7,505)
    Sales                                              1,923        5,757
  Net purchases of short-term investments            (11,749)      (8,945)
  Sale (purchase) of property and
    equipment                                            297       (1,431)
                                                    --------     --------
        Net cash used by
          investing activities                       (38,593)     (23,450)
                                                    --------     --------

Cash flows from financing activities:
  Issuance of common stock                             6,080        2,370
  Dividend paid (to affiliates, $2,743
    and $2,491)                                       (4,972)      (4,435)
  Purchase of treasury stock                            (427)
                                                    --------     --------
        Net cash provided (used)
          by financing activities                        681       (2,065)
                                                    --------     --------

Decrease in cash                                        (453)        (568)

Cash at beginning of period                            2,944        1,839
                                                    --------     --------

Cash at end of period                               $  2,491     $  1,271
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

     These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2002 included in the Company's 2002 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

Policy  Acquisition  Costs

     Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and agency expenses that vary with and are directly related to the production of business, are deferred and amortized over the effective period of the related insurance policies and in proportion to the premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. The estimation of net realizable value takes into account the premium to be earned, related investment income over the claim paying period, losses and loss settlement expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss settlement expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicate that the acquisition costs are unrecoverable, further analyses are completed to determine if a reserve is required to provide for losses that may exceed the related unearned premiums.

Stock-Based  Compensation

     Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is

               HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                               (UNAUDITED)

              NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

recognized for fixed stock option grants and an employee stock purchase plan. Compensation expense would be recorded on the date of a stock option grant only if the current market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net income and earnings per share as if the provisions of statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), "Accounting for Stock-Based Compensation," had been applied for the three months ended March 31, 2003 and 2002:




                                          2003        2002
                                        --------    -------
                                       (in thousands, except
                                          per share data)
Net income (loss), as reported          $(3,240)    $13,340

Plus:
  Stock-based employee
    compensation expense included
    in reported net income, net
    of related tax effects                  201         756

Less:
  Total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards, net of related
    tax effects                          (1,088)     (1,273)
                                        -------     -------

Pro forma net income (loss)             $(4,127)    $12,823
                                        =======     =======

Basic earnings (loss) per share:
  As reported                           $ (0.11)    $  0.45
  Pro forma                             $ (0.14)    $  0.43

Diluted earnings (loss) per share:
  As reported                           $ (0.11)    $  0.44
  Pro forma                             $ (0.14)    $  0.43

               HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                              (UNAUDITED)

              NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


2  -  Earnings  Per  Share

     The computation of basic and diluted earnings (loss) per share is as follows for the three months ended March 31:




                                      2003          2002
                                    ----------    --------
                                    (dollars in thousands,
                                     except per share data)
Numerator for basic
  and diluted earnings (loss)
  per share:
    Net income (loss)               $  (3,240)      $ 13,340
                                    =========       ========

Denominator for basic
  earnings (loss) per share --
  weighted average
  shares outstanding                29,987,316    29,510,116

Effect of stock
  incentive plans                                    552,462
                                    ----------    ----------

Denominator for
  diluted earnings (loss)
  per share                         29,987,316    30,062,578
                                    ==========    ==========

Basic earnings (loss)
  per share                            $  (.11)      $   .45
                                       =======       =======

Diluted earnings (loss)
  per share                            $  (.11)      $   .44
                                       =======       =======

               HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                               (UNAUDITED)

              NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                              (Continued)

     The following options to purchase shares of common stock were not included in the computation of diluted earnings (loss) per share because the exercise price of the options was greater than the average market price:

                               FOR  THE  THREE  MONTHS
                                  ENDED  MARCH  31,
                                  2003         2002
                                --------     --------
                                   (in  thousands)

Number  of  options                904         433
                                   ===         ===


     For the three months ended March 31, 2003, an additional 1,212,316 options to purchase shares of common stock were not included in the computation of diluted earnings (loss) per share because their inclusion would have had an antidilutive effect.

3  -  Reinsurance

     Premiums earned are net of amounts ceded of $16,400,000 and $16,448,000 for the three months ended March 31, 2003 and 2002, respectively. Losses and loss settlement expenses are net of amounts ceded of $17,865,000 and $5,781,000 for the three months ended March 31, 2003 and 2002, respectively. Such amounts do not include the reinsurance transactions with Harleysville Mutual Insurance Company (Mutual) under the pooling arrangement.

     Harleysville Group has a reinsurance agreement with Mutual whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplements the existing external catastrophe reinsurance program. Under the agreement, Harleysville Group ceded premiums earned of $2,024,000 and $1,791,000 and losses incurred of $3,756,000 and $28,000 to Mutual for the three months ended March 31, 2003 and 2002, respectively.

     Harleysville Group cedes business to and assumes business from Mutual under a reinsurance pooling agreement. Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset. Mutual has an A. M. Best rating of "A" (Excellent).

               HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                              (UNAUDITED)

              NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                              (Continued)


4  -  Cash  Flows

     There were no cash tax payments in the first quarter of 2003 and 2002. Cash interest payments of $94,000 and $122,000 were made in the first quarter of 2003 and 2002, respectively.

5  -  Segment  Information

     The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

     Financial data by segment is as follows for the three months ended March 31, 2003 and 2002:




                                         2003        2002
                                       --------    --------
                                         (in thousands)
Revenues:
  Premiums earned:
    Commercial lines                   $148,749     $128,305
    Personal lines                       50,080       54,200
                                       --------     --------
      Total premiums earned             198,829      182,505
  Net investment income                  21,447       21,482
  Realized investment
    gains (losses)                         (433)         478
  Other                                   4,520        3,745
                                       --------     --------
Total revenues                         $224,363     $208,210
                                       ========     ========

Income (loss) before income taxes:
  Underwriting gain (loss):
    Commercial lines                   $(28,006)    $(10,164)
    Personal lines                       (7,894)       1,424
                                       --------     --------
      SAP underwriting loss             (35,900)      (8,740)
  GAAP adjustments                        4,096        2,429
                                       --------     --------
      GAAP underwriting loss            (31,804)      (6,311)
  Net investment income                  21,447       21,482
  Realized investment
    gains (losses)                         (433)         478
  Other                                   1,915        1,274
                                       --------     --------
Income (loss) before income taxes      $ (8,875)    $ 16,923
                                       ========     ========

               HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                              (UNAUDITED)

              NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                             (Continued)

6  -  Comprehensive  Income

     Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 consisted of the following (all amounts are net of taxes):




                                       2003         2002
                                     --------     --------
                                         (in thousands)
  Net income (loss)                  $(3,240)      $ 13,340
  Other comprehensive loss:
    Unrealized investment holding
      losses arising during period    (4,120)       (10,682)
  Less:
    Reclassification adjustment
     for (gains) losses included
     in net income                       440          (158)
                                     -------      --------

  Net unrealized investment
    losses                            (3,680)      (10,840)
                                     -------      --------

  Comprehensive income (loss)        $(6,920)     $  2,500
                                     =======      ========


7  -  Shareholders'  Equity

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

Critical  Accounting  Policies  and  Estimates

     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require Harleysville Group to make estimates and assumptions (see Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2002 included in the Company's 2002 Annual Report filed with the Securities and Exchange Commission on Form 10-K). Harleysville Group believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation.

     Liability for Losses and Loss Settlement Expenses. The liability for losses and loss settlement expenses represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims which have not yet been reported to Harleysville Group. The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for unreported claims and loss settlement expense reserves are determined utilizing

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

             MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                OF  OPERATIONS  AND  FINANCIAL  CONDITION
                            (CONTINUED)

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

     Investments. Generally, unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders' equity as a component of comprehensive income and, accordingly, have no effect on net income. However, if the fair value of an investment declines below its cost and that decline is deemed other than temporary, the amount of the decline below cost is charged to earnings. Harleysville Group monitors its investment portfolio and quarterly reviews investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations consider, among other things, the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future.

     Harleysville Group evaluates its investment portfolio quarterly to determine if a decline in fair value below cost is other than temporary. Harleysville Group has written down to fair value, without exception, any equity security that has declined below cost by more than 20% and maintained such decline for six months, or by 50% or more, in the quarter in which either such decline occurred. In some cases, securities that have declined by a lesser amount or for a shorter period of time are written down if the evaluation indicates the decline is other-than-temporary. For example, one equity security had declined for a short period of time but was written down in the fourth quarter of 2002 when the sale of the company at a value less than our cost was announced. Fair value of equity securities is based on the closing market value as reported by a national stock exchange or Nasdaq. The fair value of fixed maturities is based upon data supplied by an independent pricing service. It can be difficult to determine the fair value of non-traded securities but Harleysville Group does not own a material amount of non-traded securities.

                 HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

             MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                  OF  OPERATIONS  AND  FINANCIAL  CONDITION
                               (Continued)

     Policy Acquisition Costs. Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and agency expenses that vary with and are directly related to the production of business, are deferred and amortized over the effective period of the related insurance policies and in proportion to the premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. The estimation of net realizable value takes into account the premium to be earned, related investment income over the claim paying period, losses and loss settlement expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss settlement expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicate that the acquisition costs are unrecoverable, further analyses are completed to determine if a reserve is required to provide for losses that may exceed the related unearned premiums.

     Contingencies. Besides claims related to its insurance products, Harleysville Group is subject to proceedings, lawsuits and claims in the normal course of business. Harleysville Group assesses the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. There can be no assurance that actual outcomes will not differ from those assessments.

     The application of certain of these critical accounting policies to the periods ended March 31, 2003 and 2002 is discussed in greater detail below.

Results  of  Operations

     Premiums earned increased $16.3 million during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase is primarily due to an increase of $20.4 million in premiums earned for commercial lines partially offset by a decline of $4.1 million in personal lines premiums earned. The increase in premiums earned for commercial lines was 15.9%, primarily due to higher rates partially offset by fewer policy counts. The decline in policy counts was primarily in the workers compensation line of business. The decline in premiums earned for personal lines was 7.6%, primarily due to fewer policy counts partially offset by higher rates. The reduction in personal lines volume was driven primarily by a planned reduction of business in certain less profitable states and the implementation of other more stringent underwriting processes. The

                 HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

             MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                  OF  OPERATIONS  AND  FINANCIAL  CONDITION
                               (Continued)

trend of double-digit percentage growth in commercial lines premiums earned is expected to continue in 2003 while the decline in personal lines premiums earned is expected to be much lower in 2003 and may turn positive later in 2003.

     Investment income was essentially unchanged for the three months ended March 31, 2003 as a higher level of invested assets was offset by a lower yield.

     Realized investment gains (losses) decreased $0.9 million for the three months ended March 31, 2003 compared to the same prior year quarter primarily resulting from greater losses on equity securities partially offset by greater gains on the sale of fixed maturity securities.

     There were no impairment charges in the first quarter of 2003 and $2.4 million of impairment charges in the first quarter of 2002. Harleysville Group had a gross realized loss of $1.3 million in the first quarter of 2003 which was from the sale of an equity security which had not declined by more than 20% below its cost for more than six months at the time of its sale.


     Harleysville Group holds securities with unrealized losses at March 31, 2003 as follows:




                                                      LENGTH OF UNREALIZED LOSS
                                                   -------------------------------
                                     UNREALIZED    LESS THAN    6 TO 12     OVER 12
                       FAIR VALUE    LOSS          6 MONTHS     MONTHS      MONTHS
                       ----------    ----------    ---------    --------    -------
                                               (in thousands)
Equity securities      $53,578       $11,752       $928         $8,186      $2,638
                       =======       =======       ====         ======      ======
Fixed maturities:
 Obligations of state
  and political
  subdivisions         $27,303       $   275       $159         $  116
 Corporate bonds        34,300         8,100         89                     $8,011
                       -------       -------       ----         ------      ------
   Total bonds         $61,603       $ 8,375       $248         $  116      $8,011
                       =======       =======       ====         ======      ======




     Substantially all of the fixed maturity securities are classified as available for sale and are carried at fair value on the balance sheet.

     There are 26 positions that comprise the unrealized loss in equity investments at March 31, 2003. While 19 of these positions have been below cost for more than six months, they have had volatile price movements and have not been significantly below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in 2003.

                  HARLEYSVILLE  GROUP INC. AND SUBSIDIARIES

             MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                  OF  OPERATIONS  AND  FINANCIAL  CONDITION
                             (Continued)

     There are $33.4 million in fixed maturity securities, at amortized cost, that at March 31, 2003, had been below amortized cost for over 12 months. These primarily are comprised of airline enhanced equipment trust certificates (EETC) as follows:

                                    FAIR        MATURITY
                        COST        VALUE         DATES
                       -------     -------     -----------
                               (in  thousands)

American  Airlines     $14,454     $ 9,405     2011
United  Airlines         7,002       4,708     2010-2012
Other  airlines          2,838       2,487     2011-2015
Other                    9,135       8,818     2004-2008
                       -------     -------
                       $33,429     $25,418
                       =======     =======

     After the events of September 11, 2001, air travel and the value of these airlines' EETC securities declined. The EETCs are all "A tranche" holdings, which means they are in a senior credit position to the underlying airplane collateral value as compared to B and C tranche holders. At the time of issuance, the collateral was appraised at approximately twice the value of the A tranche EETCs. Recent estimates indicate that in a distressed sale scenario, the value of the collateral would be approximately the same as the EETCs' cost. During the fourth quarter of 2002, United Airlines declared bankruptcy. At March 31, 2003, the United Airlines EETCs continued to carry an investment grade rating. In the first quarter of 2003, the debt ratings of American Airlines were downgraded to non-investment grade. Harleysville Group is participating in certain EETC creditor committees and is monitoring developments. It is possible that these EETCs may be written down in the income statement in 2003, depending upon developments involving both the issuers and world events which impact the level of air travel.

     In the first quarter of 2003, Harleysville Group had a loss before income taxes of $8.9 million, compared to income before income taxes of $16.9 million in the first quarter of 2002. The decline in income before income taxes of $25.8 million for the three months ended March 31, 2003, as compared to the same period in 2002, was primarily due to a greater underwriting loss. The greater underwriting loss primarily was due to higher property catastrophe losses resulting from winter storms and an increase in the provision for insured events in prior years. Property catastrophe losses were $3.6 million and $0.8 million for the three months ended March 31, 2003 and 2002, respectively. The

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

             MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                 OF  OPERATIONS  AND  FINANCIAL  CONDITION
                             (Continued)

provision for insured events in prior years consists of $20.5 million of adverse development ($19.9 million in the workers compensation line) and $3.7 million of favorable development for the three months ended March 31, 2003 and 2002, respectively.

     An insurance company's statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group's statutory combined ratio increased to 115.4% for the three months ended March 31, 2003 from 103.3% for the three months ended March 31, 2002. Such increase was due to a higher underwriting loss in both commercial lines (including the adverse development in the workers compensation line) and personal lines.

     The statutory combined ratios by line of business for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, were as follows:


                                         FOR  THE  THREE  MONTHS
                                            ENDED  MARCH  31,
                                            2003       2002
                                           ------     ------
Commercial:
  Automobile                                96.0%      97.5%
  Workers  compensation                    192.2%     122.0%
  Commercial  multi-peril                   98.8%     100.1%
  Other  commercial                         83.8%      89.8%
    Total  commercial                      114.1%     103.2%

Personal:
  Automobile                               117.5%     113.5%
  Homeowners                               124.0%      89.3%
  Other  personal                          114.8%      59.7%
    Total  personal                        119.3%     103.1%

      Total  personal  and  commercial     115.4%     103.3%

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

             MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                 OF  OPERATIONS  AND  FINANCIAL  CONDITION
                              (Continued)

     The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

                                          MARCH  31,   DECEMBER  31,
                                            2003           2002
                                          --------     ------------
                                              (in  thousands)
Commercial:
  Automobile                              $183,590      $181,537
  Workers  compensation                    253,037       230,705
  Commercial  multi-peril                  252,788       243,312
  Other  commercial                         48,799        47,109
                                          --------      --------
    Total  commercial                      738,214       702,663
                                          --------      --------

Personal:
  Automobile                               111,070       115,025
  Homeowners                                40,612        37,768
  Other  personal                            2,410         1,726
                                          --------      --------
    Total  personal                        154,092       154,519
                                          --------      --------
      Total  personal  and  commercial     892,306       857,182

Plus  reinsurance  recoverables             85,455        71,153
                                          --------      --------

  Total  liability                        $977,761      $928,335
                                          ========      ========

     Of the $19.9 million of adverse development in the provision for insured events in prior years in workers compensation, $16.7 million was attributable to the 1998 to 2001 accident years and the balance was attributable to other accident years. Such adverse development represented 8.6% of the December 31, 2002 workers compensation net liability for unpaid losses and loss settlement expenses. Harleysville Group has publicly noted adverse loss trends in its workers compensation line for several quarters. These trends are consistent with the experience of other companies writing this coverage, many of which have, during the past twelve months, made substantial additions to their reserves for insured events in prior years in this line of insurance.

     Actuarial analysis of the first quarter 2003 loss activity identified unusually large workers compensation case reserve development occurring in the month of March. Accordingly, Harleysville Group performed additional analysis and investigation of the claim activity and concluded that additional reserves were needed. The change in loss development patterns in the first quarter of 2003 was influenced by a number of factors. The reorganization of Harleysville Group's claims operations resulted in more proactive claims management which, in turn, provided more contemporaneous loss estimates. In addition, weak economic conditions have hampered the ability to return injured workers to employment thus extending the estimated length of disabilities and medical loss cost trends have increased.

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

             MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                 OF  OPERATIONS  AND  FINANCIAL  CONDITION
                            (Continued)

     Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends. The loss reserve development in other lines of business was not significant and the total $20.5 million of adverse development in all lines represented 2.4% of the December 31, 2002 net liability for unpaid losses and loss settlement expenses.

     Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. The aforementioned reorganization of the claims operation has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and give rise to uncertainty as to the pattern of future loss settlements. The frequency of litigation on bodily injury liability cases has increased during the past two years while the rate of settlement has slowed. These changed patterns give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury liability claims. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at March 31, 2003. For every 1% change in the estimate, the effect on pre-tax income would be $8.9 million.

     The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product and construction defect liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

     The personal lines combined ratio increased to 119.3% for the three months ended March 31, 2003 from 103.1% for the three months ended March 31, 2002. The increase primarily was due to higher catastrophe losses from winter weather which affected the homeowners line and higher loss severity which affected each of the personal lines. Net catastrophe losses increased $2.8 million and losses ceded under the aggregate catastrophe reinsurance agreement with Mutual increased $3.7 million for the three months ended March 31, 2003, due to a greater number and more severe catastrophes in the 2003 period.

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

             MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                 OF  OPERATIONS  AND  FINANCIAL  CONDITION
                              (Continued)

     The income tax expense for each of the three month periods ended March 31, 2003 and 2002 includes the tax benefit of tax-exempt investment income of $2.5 million and $2.3 million, respectively.

Liquidity  and  Capital  Resources

     Operating activities provided $37.5 million and $24.9 million of net cash for the three months ended March 31, 2003 and 2002, respectively. The change primarily is from improved underwriting cash flow, a change in the amount of realized gains (losses) and a change in the amount of accounts payable and accrued expenses.

     Investing activities used $38.6 million and $23.5 million for the three months ended March 31, 2003 and 2002, respectively. The increase is primarily due to an increase in net purchases of fixed maturity investments and an increase in the purchase of short-term investments.

     Financing activities provided $0.7 million of net cash and used $2.1 million of net cash for the three months ended March 31, 2003 and 2002, respectively. The change is primarily due to an increase in the issuance of common stock, partially offset by an increase in dividends paid and by the purchase of treasury stock in the 2003 period.

     Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At March 31, 2003, Harleysville Group held cash collateral of $137.7 million related to securities on loan with a market value of $133.5 million. Harleysville Group's policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, A-rated corporate obligations, AAA-rated asset-backed securities or GIC's and Funding Agreements from issuers rated A or better. The securities on loan to others have been segregated from the other invested assets on the balance sheet. In addition, the assets and liabilities have been grossed up to reflect the collateral held under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

             MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                 OF  OPERATIONS  AND  FINANCIAL  CONDITION
                             (Continued)

     Harleysville Group Inc. had $10.5 million of cash and marketable securities and $42.0 million of dividends receivable from its subsidiaries at March 31, 2003 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. The Company's $75.0 million of notes payable are due November 2003; the Company expects to refinance this indebtedness at or prior to maturity. The Company has adopted a stock repurchase plan under which the Company and Mutual may each purchase up to 500,000 shares of Harleysville Group Inc. common stock up to a total of 1.0 million shares. As of March 31, 2003, the Company had repurchased 18,499 shares leaving 481,501 shares authorized to be repurchased. The Company has no other material commitments for capital expenditures as of March 31, 2003.


     RISK  FACTORS

     The business, results of operations and financial condition, and therefore the value of Harleysville Group's securities, are subject to a number of risks. Some of those risks are set forth in Exhibit 13(B) to the Company's annual report on Form 10-K for fiscal year 2002, filed with the Securities and Exchange Commission on March 26, 2003.

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

     Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2002 to March 31, 2003. In addition, the Company has maintained approximately the same investment mix during this period.

                 HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

ITEM 4.      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. Except as stated in the next sentence, there were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date. A review of the process of estimating the case reserves for loss and loss settlement expenses is currently being conducted and is likely to result in refinements in the procedures for making such estimates and the internal audit process for compliance with such procedures.

                 HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

                      PART  II.  OTHER  INFORMATION


ITEM  1.   Legal  Proceedings  -  None

ITEM  2.   Changes  in  Securities  -  None

ITEM  3.   Defaults  Upon  Senior  Securities  -  None

ITEM  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders


     The annual meeting of stockholders of Harleysville Group Inc. was held on April 23, 2003 (the "Annual Meeting" or "Meeting"), with the following result:

     The total number of shares represented at the Annual Meeting in person or by proxy was 28,345,846 of the 30,064,517 shares of common stock outstanding and entitled to vote at the Meeting.

     On the resolution to elect Michael L. Browne, Frank E. Reed and Jerry S. Rosenbloom as class "B" Directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for Director received the number of votes set forth opposite their respective names:

                                     Number  of  Votes
                                 -----------------------
                                     For        Withheld
                                 ----------     --------
     Michael  L.  Browne         28,303,410      42,436
     Frank  E.  Reed             28,303,961      41,885
     Jerry  S.  Rosenbloom       28,303,365      42,481

     There were no abstentions or broker non-votes recorded. On the basis of the above vote, Michael L. Browne, Frank E. Reed and Jerry S. Rosenbloom were elected as class "B" Directors to serve until the expiration of their respective terms and until their successors are duly elected.

     The resolution to approve the Amended and Restated Employee Stock Purchase Plan was adopted, 28,138,811 votes for the resolution, 182,000 votes against the resolution and 25,026 abstentions.

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





                                   HARLEYSVILLE  GROUP  INC.


Date:   May  14,  2003           /s/BRUCE  J.  MAGEE
      -----------------          -----------------------------------
                                 Bruce  J.  Magee
                                 Senior  Vice  President  and
                                 Chief  Financial  Officer
                                 (principal  financial  officer  and
                                 principal  accounting  officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Harleysville Group Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Walter
R. Bateman, Chairman of the Board, and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  May  14,  2003       /s/WALTER  R.  BATEMAN
      ---------------       --------------------------
                            Walter  R.  Bateman
                            Chairman  of  the  Board,  and
                            Chief  Executive  Officer


     A signed original of this written statement required by Section 906 has been provided to Harleysville Group Inc. and will be retained by Harleysville Group Inc. and furnished to the Securities and Exchange Commission or its Staff upon request.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Harleysville Group Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce
J. Magee, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   May  14,  2003       /s/BRUCE  J.  MAGEE
      ----------------       -------------------------
                             Bruce  J.  Magee
                             Senior  Vice  President  and
                             Chief  Financial  Officer


     A signed original of this written statement required by Section 906 has been provided to Harleysville Group Inc. and will be retained by Harleysville Group Inc. and furnished to the Securities and Exchange Commission or its Staff upon request.

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

Date:   May  14,  2003       /s/WALTER  R.  BATEMAN
      -----------------      ----------------------------
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

Date:     May  14,  2003       /s/BRUCE  J.  MAGEE
      -------------------      ----------------------------
                               Bruce  J.  Magee
                               Senior  Vice  President  and
                               Chief  Financial  Officer