Form 10-Q
period 2003-06-30
HARLEYSVILLE GROUP INC
filed 2003-08-12
CIK 792013

SECURITIES  AND  EXCHANGE  COMMISSION
                       WASHINGTON,  D.C.  20549

                             FORM  10-Q

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended   JUNE  30,  2003.
                                     ---------------
     OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from            to
                                   ---------      ---------


Commission  file  number   0-14697
                         ------------

                   HARLEYSVILLE  GROUP  INC.
    --------------------------------------------------------------
    (Exact  name  of  registrant  as  specified  in  its  charter)


          DELAWARE                               51-0241172
-----------------------------------          -------------------
(State  or  other  jurisdiction  of          (I.R.S.  Employer
incorporation  or  organization)              Identification  No.)


     355  MAPLE  AVENUE,  HARLEYSVILLE,  PENNSYLVANIA  19438-2297
     ------------------------------------------------------------
  (Address  of  principal  executive  offices,  including  zip  code)


                          (215)  256-5000
     ---------------------------------------------------------
     (Registrant's  telephone  number,  including  area  code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  .  No     .
     ----      ----
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   X  .  No     .
     ----      ----

     At July 31, 2003, 30,062,009 shares of common stock of Harleysville Group Inc. were outstanding.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

                        INDEX

                                                           PAGE  NUMBER
                                                           ------------
Part  I  -  Financial  Information

  Consolidated  Balance  Sheets  -  June  30,  2003
    and  December  31,  2002                                    3

  Consolidated  Statements  of  Income  -  For  the
    three  months  ended  June  30,  2003  and  2002            4

  Consolidated  Statements  of  Income  -  For  the
    six  months  ended  June  30,  2003  and  2002              5

  Consolidated  Statement  of  Shareholders'  Equity  -
    For  the  six  months  ended  June  30,  2003               6

  Consolidated  Statements  of  Cash  Flows  -
    For  the  six  months  ended  June  30,  2003
    and  2002                                                   7

  Notes  to  Consolidated  Financial  Statements                8

  Management's  Discussion  and  Analysis  of  Results
    of  Operations  and  Financial  Condition                  14

  Quantitative  and  Qualitative  Disclosure  About
    Market  Risk                                               26

  Controls  and  Procedures                                    27


Part  II  -  Other  Information                                28

ITEM  1.  FINANCIAL  STATEMENTS

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
           CONSOLIDATED  BALANCE  SHEETS
        (in  thousands,  except  share  data)




                                                         JUNE 30,     DECEMBER 31,
                                                           2003          2002
                                                       -----------    -----------
                                                       (unaudited)
ASSETS
------
Investments:
  Fixed maturities:
    Held to maturity, at amortized cost
      (fair value $358,904 and $411,235)               $  326,931     $  379,940
    Available for sale, at fair value
      (amortized cost $1,061,064 and
       $932,889)                                        1,138,019        995,032
  Equity securities, at fair value
    (cost $97,795 and $96,849)                            119,779        107,177
  Short-term investments, at cost,
    which approximates fair value                          63,140         89,692
  Fixed maturity securities on loan:
    Held to maturity, at amortized
      cost (fair value $5,618 and $5,707)                   4,809          5,222
    Available for sale, at fair value
      (amortized cost $132,664 and $118,991)              143,738        129,837
                                                       ----------     ----------
      Total investments                                 1,796,416      1,706,900
Cash                                                        1,462          2,944
Receivables
  Premiums                                                153,249        138,905
  Reinsurance (affiliate $2,815 and $55)                   99,644         75,488
  Accrued investment income                                21,844         21,552
                                                       ----------     ----------
      Total receivables                                   274,737        235,945
Deferred policy acquisition costs                         104,305         94,896
Prepaid reinsurance premiums                               20,540         19,421
Property and equipment, net                                25,499         27,556
Deferred income taxes                                      21,439         25,784
Security lending collateral                               154,609        139,215
Due from affiliate                                         12,854         10,709
Other assets                                               44,381         48,154
                                                       ----------     ----------
      Total assets                                     $2,456,242     $2,311,524
                                                       ==========     ==========
      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Liabilities:
  Unpaid losses and loss settlement expenses
    (affiliate $182,143 and $166,188)                  $1,008,969     $  928,335
  Unearned premiums (affiliate $61,720 and $54,035)       442,659        406,277
  Accounts payable and accrued expenses                   105,922        109,965
  Security lending obligation                             154,609        139,215
  Debt (affiliate $18,500 and $18,500)                     95,145         95,620
                                                       ----------     ----------
      Total liabilities                                 1,807,304      1,679,412
                                                       ----------     ----------

Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued 31,194,664
    and 30,917,575 shares; outstanding
    30,114,185 and 29,917,575 shares                       31,195         30,918
  Additional paid-in capital                              155,633        149,091
  Accumulated other comprehensive income                   66,438         49,086
  Retained earnings                                       415,470        418,582
  Deferred compensation                                    (2,356)
  Treasury stock, at cost, 1,080,479 and
    1,000,000 shares                                      (17,442)       (15,565)
                                                       ----------     ----------

      Total shareholders' equity                          648,938        632,112
                                                       ----------     ----------

      Total liabilities and shareholders' equity       $2,456,242     $2,311,524
                                                       ==========     ==========

See accompanying notes to consolidated financial statements.

        HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME
                        (UNAUDITED)

   FOR  THE  THREE  MONTHS  ENDED  JUNE  30,  2003  AND  2002
     (dollars  in  thousands,  except  per  share  data)



                                                      2003        2002
                                                   ---------    ---------
Revenues:
  Premiums earned from affiliate (ceded
    to affiliate, $176,376 and $165,846)           $203,755     $187,708
  Investment income, net of
    investment expenses                              21,649       21,526
  Realized investment gains
    (losses), net                                        67      (20,983)
  Other income (affiliate $1,821 and
    $1,755)                                           4,073        3,898
                                                   --------     --------

      Total revenues                                229,544      192,149
                                                   --------     --------

Losses and expenses:

  Losses and loss settlement expenses
    from affiliate (ceded to affiliate,
    $125,308 and $110,000)                          147,426      127,809
  Amortization of deferred policy
    acquisition costs                                49,898       45,573
  Other underwriting expenses                        18,121       19,495
  Interest expense (affiliate $92
    and $121)                                         1,393        1,434
  Other expenses                                      1,176        1,042
                                                   --------     --------

      Total expenses                                218,014      195,353
                                                   --------     --------

      Income (loss) before income taxes              11,530       (3,204)

Income taxes (benefit)                                1,462       (3,500)
                                                   --------     --------

      Net income                                   $ 10,068     $    296
                                                   ========     ========
Per common share:

  Basic earnings                                   $    .33     $    .01
                                                   ========     ========

  Diluted earnings                                 $    .33     $    .01
                                                   ========     ========

  Cash dividend                                    $   .165     $    .15
                                                   ========     ========


See accompanying notes to consolidated financial statements.

          HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
            CONSOLIDATED  STATEMENTS  OF  INCOME
                        (UNAUDITED)

   FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2003  AND  2002
     (dollars  in  thousands,  except  per  share  data)



                                                     2003         2002
                                                   ---------    ---------
Revenues:
  Premiums earned from affiliate (ceded
    to affiliate, $348,681 and $326,117)           $402,584     $370,213
  Investment income, net of
    investment expenses                              43,096       43,008
  Realized investment losses, net                      (366)     (20,505)
  Other income (affiliate $3,831 and
  $3,509)                                             8,593        7,643
                                                   --------     --------
      Total revenues                                453,907      400,359
                                                   --------     --------

Losses and expenses:

  Losses and loss settlement expenses
    from affiliate (ceded to affiliate,
    $268,190 and $223,667)                          311,185      255,081
  Amortization of deferred policy
    acquisition costs                                98,215       90,195
  Other underwriting expenses                        36,678       36,417
  Interest expense                                    2,787        2,855
  Other expenses (affiliate $186 and
    $241)                                             2,387        2,092
                                                   --------     --------

      Total expenses                                451,252      386,640
                                                   --------     --------

      Income before income taxes                      2,655       13,719

Income taxes (benefit)                               (4,173)          83
                                                   --------     --------

      Net income                                   $  6,828     $ 13,636
                                                   ========     ========
Per common share:

  Basic earnings                                   $    .23     $    .46
                                                   ========     ========

  Diluted earnings                                 $    .23     $    .45
                                                   ========     ========

  Cash dividend                                    $    .33     $    .30
                                                   ========     ========


See accompanying notes to consolidated financial statements.


                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
                                 (UNAUDITED)

                 FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2003
                            (dollars  in  thousands)




                 ACCUMULATED
                 COMMON STOCK      ADDITIONAL  OTHER
              -------------------  PAID-IN     COMPREHENSIVE  RETAINED  DEFERRED      TREASURY
               SHARES     AMOUNT   CAPITAL     INCOME         EARNINGS  COMPENSATION  STOCK      TOTAL
              ----------  -------  ----------  -------------  --------  ------------  --------   --------
Balance,
 December 31,
 2002         30,917,575  $30,918   $149,091    $49,086       $418,582  $             $(15,565)  $632,112
                                                                                                 --------

Net income                                                       6,828                              6,828

Other compre-
 hensive income,
 net of tax:
  Unrealized
  investment
  gains, net of
  reclassification
  adjustment                                     17,352                                            17,352
                                                                                                 --------

Comprehensive
 income                                                                                            24,180

Issuance
 of commons
 stock           277,089      277      6,444                                                        6,721

Tax benefit
 from stock
 options
 exercised                                98                                                           98

Deferred
 compensation                                                            (2,356)                   (2,356)

Cash
 dividend
 paid                                                           (9,940)                            (9,940)

Purchase of
 treasury
 stock,
 80,479
 shares                                                                                 (1,877)    (1,877)
              ----------  -------   --------    -------       --------  -------       --------   --------
Balance at
 June 30,
 2003         31,194,664  $31,195   $155,633    $66,438       $415,470  $(2,356)      $(17,442)  $648,938
              ==========  =======   ========    =======       ========  =======       ========   ========


See accompanying notes to consolidated financial statements.

           HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                          (UNAUDITED)

     FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2003  AND  2002
                        (in  thousands)



                                                          2003          2002
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $   6,828     $  13,636
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Change in receivables, unearned
        premiums, prepaid reinsurance
        and due to affiliate                              (5,674)        9,966
      Increase in unpaid losses and
        loss settlement expenses                          80,634        14,195
      Deferred income taxes                               (4,999)       (8,057)
      Increase in deferred policy
        acquisition costs                                 (9,409)       (6,601)
      Amortization and depreciation                        2,069         1,372
      Realized investment losses                             366        20,505
      Other, net                                         (10,584)        1,833
                                                       ---------     ---------
        Net cash provided by
          operating activities                            59,231        46,849
                                                       ---------     ---------

Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                                           (199,021)     (106,013)
    Sales or maturities                                  119,118        76,347
  Equity securities:
    Purchases                                             (4,162)      (12,745)
    Sales                                                  1,923         7,212
  Net sales (purchases) of short-term investments         26,552        (5,092)
  Sale (purchase) of property and equipment                  448        (1,728)
                                                       ---------     ---------
        Net cash used by investing
          activities                                     (55,142)      (42,019)
                                                       ---------     ---------

Cash flows from financing activities:
  Issuance of common stock                                 6,721         5,063
  Repayment of debt obligations                             (475)         (435)
  Dividend paid (to affiliate, $5,496
    and $4,983)                                           (9,940)       (8,894)
  Purchase of treasury stock                              (1,877)
                                                       ---------     ---------

        Net cash used by
          financing activities                            (5,571)       (4,266)
                                                       ---------     ---------

Increase (decrease) in cash                               (1,482)          564

  Cash at beginning of period                              2,944         1,839
                                                       ---------     ---------

  Cash at end of period                                $   1,462     $   2,403
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

     The affiliate transaction disclosures on the face of the financial statements are in regards to transactions with Harleysville Mutual Insurance Company (Mutual). Mutual owns approximately 55% of the outstanding common stock of Harleysville Group Inc.


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


Stock-Based  Compensation

     Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recognized for fixed stock option grants and an employee stock purchase plan. Compensation expense would be recorded on the date of a stock option

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                      (UNAUDITED)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

grant only if the current market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net income and earnings per share as if the provisions of statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), "Accounting for Stock-Based Compensation," had been applied for the three and six months ended June 30, 2003 and 2002:




                            FOR THE THREE MONTHS     FOR THE SIX MONTHS
                               ENDED JUNE 30,           ENDED JUNE 30,
                              2003        2002         2003       2002
                            --------    --------     --------    --------
                                           (in thousands,
                                        except per share data)
Net income, as reported     $10,068     $   296      $ 6,828     $13,636

Plus:
  Stock-based employee
    compensation expense
    (benefit) included
    in reported net
    income, net of
    related tax effects        (657)        941         (456)      1,697

Less:
  Total stock-based
    employee compensation
    benefit (expense)
    determined under
    fair value based
    method for all
    awards, net of
    related tax effects           3      (1,568)      (1,085)     (2,842)
                            -------     -------      -------     -------
Pro forma net income
  (loss)                    $ 9,414     $  (331)     $ 5,287     $12,491
                            =======     =======      =======     =======

Basic earnings (loss)
  per share:
    As reported             $   .33      $   .01      $  .23     $   .46
    Pro forma               $   .31      $  (.01)     $  .18     $   .42

Diluted earnings (loss)
  per share:
    As reported             $   .33      $   .01      $  .23     $   .45
    Pro forma               $   .31      $  (.01)     $  .17     $   .41

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                      (UNAUDITED)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


2  -  Earnings  Per  Share

     The  computation  of  basic  and  diluted earnings per share is as follows:




                           FOR THE THREE MONTHS      FOR THE SIX MONTHS
                              ENDED JUNE 30,           ENDED JUNE 30,
                             2003        2002         2003        2002
                           --------    --------     --------    -------
                                          (in thousands,
                                       except per share data)
Numerator for basic
  and diluted earnings
  earnings per share:
    Net income             $10,068      $   296     $ 6,828     $13,636
                           =======      =======     =======     =======
Denominator for basic
  earnings per share --
  weighted average
  shares outstanding        30,077       29,638      30,032      29,574

Effect of stock
  incentive plans              271          656         274         617
                           -------      -------     -------     -------
Denominator for
  diluted earnings
  per share                 30,348       30,294      30,306      30,191
                           =======      =======     =======     =======
Basic earnings
  per share                $   .33      $   .01     $   .23     $   .46
                           =======      =======     =======     =======
Diluted earnings
  per share                $   .33      $   .01     $   .23     $   .45
                           =======      =======     =======     =======


     The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:





                    FOR THE THREE MONTHS     FOR THE SIX MONTHS
                       ENDED JUNE 30,          ENDED JUNE 30,
                      2003        2002         2003      2002
                    --------    --------      ------    ------
(in thousands)
Number of options    1,129        -           1,129      473
                     =====       ===          =====      ===

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                      (UNAUDITED)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                      (Continued)

3  -  Reinsurance

     Premiums earned are net of amounts ceded of $18,060,000 and $34,460,000 for the three and six months ended June 30, 2003, respectively, and $17,014,000 and $33,462,000 for the three and six months ended June 30, 2002, respectively. Losses and loss settlement expenses are net of amounts ceded of $19,641,000 and $37,506,000 for the three and six months ended June 30, 2003, respectively, and $10,265,000 and $16,046,000 for the three and six months ended June 30, 2002, respectively. Such amounts ceded do not include the reinsurance transactions with Mutual under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers and the reinsurance described in the following paragraph.

     Harleysville Group has a reinsurance agreement with Mutual whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded to Mutual premiums earned of $2,216,000 and $2,072,000 and losses incurred of $1,018,000 and $38,000, for the three months ended June 30, 2003 and 2002, respectively. Harleysville Group ceded to Mutual premiums earned of $4,240,000 and $3,863,000 and losses incurred of $4,774,000 and $66,000 for the six months ended June 30, 2003 and 2002, respectively.

     Pursuant to the terms of a reinsurance pooling agreement with Mutual, each of the insurance subsidiaries of Harleysville Group Inc. cedes premiums, losses and expenses on all of their respective business to Mutual which, in turn, retrocedes to such subsidiaries a specified portion of premiums, losses and expenses of Mutual and such subsidiaries. Because this agreement does not relieve Harleysville Group Inc.'s insurance subsidiaries of primary liability as originating insurers, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset. Mutual has an A. M. Best rating of "A" (Excellent).

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                      (UNAUDITED)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                      (Continued)


4  -  Cash  Flows

     There were cash tax payments of $500,000 and $7,250,000 and cash interest payments of $2,740,000 and $2,804,000 in the first six months of 2003 and 2002, respectively.


5  -  Segment  Information

     The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

     Financial  data  by  segment  is  as  follows:



                                FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                   ENDED JUNE 30,            ENDED JUNE 30,
                                 2003        2002           2003       2002
                               --------    --------      ---------   --------
                                                (in thousands)
Revenues:
  Premiums earned:
    Commercial lines           $154,118    $134,384       $302,867    $262,689
    Personal lines               49,637      53,324         99,717     107,524
                               --------    --------       --------    --------
      Total premiums earned     203,755     187,708        402,584     370,213
  Net investment income          21,649      21,526         43,096      43,008
  Realized investment
    gains (losses)                   67     (20,983)          (366)    (20,505)
  Other                           4,073       3,898          8,593       7,643
                               --------    --------       --------    --------
Total revenues                 $229,544    $192,149       $453,907    $400,359
                               ========     ========      ========    ========

Income (loss) before
 income taxes:
  Underwriting loss:
    Commercial lines           $ (8,767)   $ (2,989)      $(36,773)   $(13,153)
    Personal lines               (7,848)     (5,797)       (15,742)     (4,373)
                               --------    --------       --------    --------

      SAP underwriting loss     (16,615)     (8,786)       (52,515)    (17,526)
  GAAP adjustments                4,925       3,617          9,021       6,046
                               --------    --------       --------    --------

      GAAP underwriting loss    (11,690)     (5,169)       (43,494)    (11,480)
  Net investment income          21,649      21,526         43,096      43,008
  Realized investment
    gains (losses)                   67     (20,983)          (366)    (20,505)
  Other                           1,504       1,422          3,419       2,696
                               --------    --------       --------    --------
Income (loss) before
 income taxes                  $ 11,530    $ (3,204)      $  2,655    $ 13,719
                               ========    ========       ========    ========

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                      (UNAUDITED)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                      (Continued)


6  -  Comprehensive  Income

     Comprehensive income consisted of the following (all amounts are net of taxes):



                           FOR THE THREE MONTHS      FOR THE SIX MONTHS
                               ENDED JUNE 30,          ENDED JUNE 30,
                            2003         2002         2003        2002
                          --------     --------     --------    --------
(in thousands)
Net income                 $10,068     $   296      $ 6,828     $ 13,636
Other comprehensive
 income:
   Unrealized investment
    holding gains
    (losses) arising
    during period           21,042      (1,654)      16,922      (12,336)
  Less:
    Reclassification
     adjustment for
     (gains) losses
     included in net
     income                    (10)     13,652          430       13,494
                           -------     -------      -------     --------
  Net unrealized
    investment gains        21,032      11,998       17,352        1,158
                           -------     -------      -------     --------

Comprehensive income       $31,100     $12,294      $24,180     $ 14,794
                           =======     =======      =======     ========


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

     These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2002 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company's nine insurance subsidiaries at December 31, 2002 ranged from 642% to 812%.

8  -  Subsequent  Event

     In July 2003, the Company issued $100 million of 5.75% notes payable due July 2013. A portion of the proceeds of the sale of the notes will be used to repay $75 million of notes payable due in November 2003.

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

              HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

           MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
               OF  OPERATIONS  AND  FINANCIAL  CONDITION
                            (Continued)

     Policy Acquisition Costs. Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and agency expenses that vary with and are directly related to the production of business, are deferred and amortized over the effective period of the related insurance policies and in proportion to the premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. The estimation of net realizable value takes into account the premium to be earned, related investment income over the claim paying period, losses and loss settlement expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss settlement expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the acquisition costs are unrecoverable, further analyses are completed to determine if a reserve is required to provide for losses that may exceed the related unearned premiums.

     Contingencies. Besides claims related to its insurance products, Harleysville Group is subject to proceedings, lawsuits and claims in the normal course of business. Harleysville Group assesses the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. There can be no assurance that actual outcomes will not differ from those assessments.

     The application of certain of these critical accounting policies to the periods ended June 30, 2003 and 2002 is discussed in greater detail below.


Results  of  Operations

     Premiums earned increased $16.0 million and $32.4 million during the three and six months ended June 30, 2003, respectively. The increases are primarily due to increases in premiums earned for commercial lines of $19.7 million and $40.2 million partially offset by decreases of $3.7 million and $7.8 million in personal lines premiums earned for the three and six months ended June 30, 2003, respectively. The increases in premiums earned for commercial lines were 14.7% and 15.3% for the three and six months ended June 30, 2003, respectively, primarily due to higher rates. Premiums earned for commercial lines are expected to continue to increase throughout 2003. The decline in premiums earned for personal lines was 6.9% and 7.3% for the three and six months ended June 30, 2003, respectively, primarily due to fewer policy counts partially offset by higher rates. The reduction in

              HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                OF  OPERATIONS  AND  FINANCIAL  CONDITION
                            (Continued)

personal lines volume was driven primarily by a planned reduction of business in certain less profitable states and the implementation of other more stringent underwriting processes.

     Investment income increased $0.1 million for both the three and six months ended June 30, 2003 resulting from an increase in invested assets, partially offset by a lower yield on the fixed maturity investment portfolio.

     Realized investment gains (losses) improved $21.1 and $20.1 million for the three and six months ended June 30, 2003, respectively, primarily resulting from lesser losses recognized on investments that were trading below cost on an other-than-temporary basis.

     There were no impairment charges in 2003 and $21.2 million and $23.7 million of impairment charges in the three and six months ended June 30, 2002, respectively. Harleysville Group had a gross realized loss of $1.3 million in the first quarter of 2003 which was from the sale of an equity security which had not declined by more than 20% below its cost for more than six months at the time of its sale.

     Harleysville Group holds securities with unrealized losses at June 30, 2003 as follows:



                                                     LENGTH OF UNREALIZED LOSS
                                                  -------------------------------
                                    UNREALIZED     LESS THAN   6 TO 12    OVER 12
                      FAIR VALUE    LOSS           6 MONTHS    MONTHS     MONTHS
                      ----------    ----------    ---------    --------   -------
                                              (in thousands)
Equity securities      $40,459      $5,883          $121        $1,492     $4,270
                       =======      ======          ====        ======     ======
Fixed maturities:
 Obligations of state
  and political
  subdivisions         $27,572      $  407          $407
 Corporate bonds        18,521       3,800                                $3,800
                       -------      ------          ----                  ------
   Total bonds         $46,093      $4,207          $407                  $3,800
                       =======      ======          ====                  ======

              HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
               OF  OPERATIONS  AND  FINANCIAL  CONDITION
                              (Continued)

     All of the fixed maturity securities are classified as available for sale and are carried at fair value on the balance sheet.

     There are 18 positions that comprise the unrealized loss in equity investments at June 30, 2003. While 16 of these positions have been below cost for more than six months, they have had volatile price movements and have not been significantly below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in 2003.

     There are $22.3 million in fixed maturity securities, at amortized cost, that at June 30, 2003, had been below amortized cost for over 12 months. These are comprised of airline enhanced equipment trust certificates (EETC) as follows:



                                 FAIR        MATURITY
                     COST        VALUE       DATES
                     -------     -------    ----------
                              (in thousands)
American Airlines    $14,491     $12,273         2011
United Airlines        7,019       5,457    2010-2012
Other airlines           811         791         2015
                     -------     -------
                     $22,321     $18,521
                     =======     =======


     After the events of September 11, 2001, air travel and the value of these airlines' EETC securities declined. The EETCs are all "A tranche" holdings, which means they are in a senior credit position to the underlying airplane collateral value as compared to B and C tranche holders. At the time of issuance, the collateral was appraised at approximately twice the value of the A tranche EETCs. Recent estimates indicate that in a distressed sale scenario, the value of the collateral would be approximately the same as the EETCs' cost. During the fourth quarter of 2002, United Airlines declared bankruptcy. At June 30, 2003, the United Airlines EETCs continued to carry an investment grade rating. In the first quarter of 2003, the debt ratings of American Airlines were downgraded to non-investment grade. In the second quarter of 2003, one of the rating agencies upgraded this debt to investment grade. Harleysville Group is participating in certain EETC creditor committees and is monitoring developments. It is possible that these EETCs may be written down in the income statement in 2003, depending upon developments involving both the issuers and world events which impact the level of air travel.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                   (Continued)

     Income (loss) before income taxes increased $14.7 million for the three months ended June 30, 2003 compared to the same prior year period. The increase was primarily due to the change in realized investment gains (losses), partially offset by a greater underwriting loss. The greater second quarter underwriting loss was primarily due to greater loss severity and greater catastrophe losses. Income before income taxes decreased $11.1 million for the six months ended June 30, 2003 compared to the same prior year period. The decrease was primarily due to a greater underwriting loss, partially offset by lesser realized investment losses. The greater six months underwriting loss was primarily due to higher catastrophe losses, greater loss severity and an increase in the provision for insured events in prior years. The provision for insured events in prior years consists of $22.1 million of adverse development ($19.9 million in the workers compensation line) and $8.3 million of favorable development for the six months ended June 30, 2003 and 2002, respectively.

     An insurance company's statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group's statutory combined ratio increased to 105.2% and 110.2% for the three and six months ended June 30, 2003, respectively, from 100.6% and 101.9% for the three and six months ended June 30, 2002, respectively. Such increase was due to a higher underwriting loss in both commercial lines (including the adverse development in the workers compensation line) and personal lines.

     The statutory combined ratios by line of business for the three and six months ended June 30, 2003, as compared to the three and six months ended June 30, 2002, were as follows:

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

              MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                  OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                   (Continued)





                            FOR THE THREE MONTHS   FOR THE SIX MONTHS
                               ENDED JUNE 30,        ENDED JUNE 30,
                             2003       2002         2003       2002
                           --------   --------     --------   -------
Commercial:
 Automobile                 94.4%      87.8%        95.1%      92.5%
 Workers compensation      120.9%     125.4%       157.1%     123.7%
 Commercial multi-peril    105.1%      92.0%       102.0%      95.9%
 Other commercial           78.4%      78.1%        81.0%      83.6%
   Total commercial        101.7%      96.6%       107.8%      99.8%

Personal:
 Automobile                116.1%     116.5%       116.8%     115.0%
 Homeowners                113.9%     102.8%       118.7%      95.8%
 Other personal            123.8%      81.9%       118.8%      71.6%
   Total personal          115.8%     110.7%       117.5%     106.9%
     Total personal and
       commercial          105.2%     100.6%       110.2%     101.9%


     The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:





                                         JUNE 30,     DECEMBER 31,
                                          2003           2002
                                       ----------     ------------
                                            (in thousands)
Commercial:
  Automobile                           $  190,579       $181,537
  Workers compensation                    252,433        230,705
  Commercial multi-peril                  264,655        243,312
  Other commercial                         50,234         47,109
                                       ----------       --------
    Total commercial                      757,901        702,663
                                       ----------       --------

Personal:
  Automobile                              111,639        115,025
  Homeowners                               41,641         37,768
  Other personal                            2,814          1,726
                                       ----------       --------

    Total personal                        156,094        154,519
                                       ----------       --------

      Total personal and commercial       913,995        857,182

Plus reinsurance recoverables              94,974         71,153
                                       ----------       --------

  Total liability                      $1,008,969       $928,335
                                       ==========       ========

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                   (Continued)

     The commercial lines statutory combined ratio increased to 101.7% and 107.8% for the three and six months ended June 30, 2003 from 96.6% and 99.8% for the three and six months ended June 30, 2002. The increases are primarily due to the first quarter adverse development in the provision for insured events in prior years and for both the three and six month periods, greater loss severity and greater catastrophe losses, particularly in commercial multi-peril insurance.

     Of the $19.9 million of first quarter adverse development in the provision for insured events in prior years in workers compensation, $16.7 million was attributable to the 1998 to 2001 accident years and the balance was attributable to other accident years. Such adverse development represented 8.6% of the December 31, 2002 workers compensation net liability for unpaid losses and loss settlement expenses. Harleysville Group had publicly noted adverse loss trends in its workers compensation line for several quarters. These trends are consistent with the experience of other companies writing this coverage, many of which have, during the past twelve months, made substantial additions to their reserves for insured events in prior years in this line of insurance. The change in loss development patterns in the first quarter of 2003 was influenced by a number of factors. The reorganization of Harleysville Group's claims operations resulted in more proactive claims management which, in turn, provided more contemporaneous loss estimates. In addition, weak economic conditions have hampered the ability to return injured workers to employment thus extending the estimated length of disabilities and medical loss cost trends have increased.

     The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group's pooling share of the total pooled amounts.




                                 FOR THE SIX MONTHS      FOR THE YEAR ENDED
                                 ENDED JUNE 30, 2003     DECEMBER 31, 2002
                                 -------------------     ------------------
                                          (dollars in thousands)
Number of claims pending,
  beginning period                     8,900                  10,819
Number of claims reported              6,662                  16,053
Number of claims settled or
  dismissed                           (7,365)                (17,972)
                                     -------                 -------
Number of claims pending,
  end of period                        8,197                   8,900
                                     =======                 =======

Losses paid                          $41,525                 $80,578
Loss settlement expenses paid        $ 7,999                 $12,494

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                    OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                   (Continued)

     Workers compensation losses primarily consist of indemnity and medical costs for injured workers. The reduction in claim counts reflects the impact of a reduction in workers compensation exposure as policy counts have declined. Harleysville Group records the actuarial best estimate of the ultimate unpaid losses and loss settlement expenses incurred and does not determine an estimated possible range of loss.

     Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends. The loss reserve development in other lines of business was not significant and the total $22.1 million of adverse development in all lines represented 2.6% of the December 31, 2002 net liability for unpaid losses and loss settlement expenses.

     Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. The aforementioned reorganization of the claims operation has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and give rise to uncertainty as to the pattern of future loss settlements. Litigation on bodily injury liability cases has increased during the past two years while the rate of settlement has slowed. These changed patterns give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury liability claims. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at June 30, 2003. For every 1% change in the estimate, the effect on pre-tax income would be $9.1 million.

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

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

              MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                   (Continued)

     The personal lines statutory combined ratio increased to 115.8% and 117.5% for the three and six months ended June 30, 2003 from 110.7% and 106.9% for the three and six months ended June 30, 2002. The increases primarily were due to higher catastrophe losses which affected the homeowners line and higher loss severity which affected each of the personal lines.

     Net catastrophe losses increased $1.0 million and $3.9 million and losses ceded under the aggregate catastrophe reinsurance agreement with Mutual increased $1.0 million and $4.7 million for the three and six months ended June 30, 2003, respectively, due to a greater number and more severe catastrophes in the 2003 periods.

     Other underwriting expenses decreased $1.4 million, or 7.0%, for the three months ended June 30, 2003 as compared to the same prior year period. The decline primarily is due to a $1.7 million decrease in accrued long-term incentive-based compensation that is a function of the Company's stock price and its performance relative to peers, partially offset by an increase of $0.7 million in charges for estimated guaranty fund assessments for companies that were declared insolvent in the quarter.

     The income tax expense for the three and six months ended June 30, 2003 includes the tax benefit of $2.6 million and $5.1 million associated with tax-exempt interest compared to $2.4 million and $4.7 million in the same prior year periods.

     Effective for one year from July 1, 2003, the Company's subsidiaries and Mutual and its wholly-owned subsidiaries renewed its catastrophe reinsurance which provides coverage ranging from 85.5% to 95.0% of up to $140 million in excess of a retention of $30 million for any given catastrophe excluding terrorism for commercial lines. Harleysville Group's 2003 pooling share of this coverage would range from 85.5% to 95.0% of up to $100.8 million in excess of a retention of $21.6 million for any given catastrophe. Pursuant to the terms of the treaty, the maximum recovery would be $129 million for any catastrophe involving an insured loss equal to or greater than $170 million. Harleysville Group's 2003 pooling share of this maximum recovery would be $93 million for any catastrophe involving an insured loss of $122 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Harleysville Group and Mutual have

                  HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

             MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                               (Continued)

purchased property per risk excess of loss reinsurance which covers certain terrorism losses and provides for recovery of up to $8.5 million in excess of $1.5 million of terrorism losses for any one risk under certain circumstances. The maximum recovery by Harleysville Group on a terrorism loss occurrence is $8.6 million.


Liquidity  and  Capital  Resources

     Operating activities provided $59.2 million and $46.8 million of net cash for the six months ended June 30, 2003 and 2002, respectively. The change primarily is from improved underwriting cash flow, a change in the amount of realized losses and a change in the amount of accounts payable and accrued expenses.

     Investing activities used $55.1 million and $42.0 million of net cash for the six months ended June 30, 2003 and 2002, respectively. The increase is primarily due to an increase in net purchases of fixed maturity investments due to the increase in cash provided by operations and by net sales of short-term investments in the 2003 period.

     Net cash used by financing activities increased $1.3 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily due to an increase in dividends paid and by the purchase of treasury stock, partially offset by an increase in the issuance of common stock.

     Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At June 30, 2003, Harleysville Group held cash collateral of $154.6 million related to securities on loan with a market value of $149.4 million. Harleysville Group's policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, A-rated corporate obligations, AAA-rated asset-backed securities or GIC's and Funding Agreements from issuers rated A or better. The securities on loan to others have been segregated from the other invested assets on the balance sheet. In addition, the assets and liabilities have been grossed up to reflect the collateral held under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                  (Continued)

     Harleysville Group Inc. maintained $3.3 million of cash and marketable securities and $42.0 million of dividends receivable from its subsidiaries at June 30, 2003 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. The Company's $75.0 million of notes payable are due November 2003 and the Company will repay this indebtedness from the proceeds of $100.0 million of notes payable due July 2013 which were issued in July 2003. The Company has adopted a stock purchase plan under which the Company and Mutual may each purchase up to 500,000 shares of Harleysville Group Inc. common stock up to a total of 1.0 million shares. As of June 30, 2003, the Company had repurchased 80,479 shares leaving 419,521 shares authorized to be repurchased. The Company has no other material commitments for capital expenditures as of June 30, 2003.


     RISK  FACTORS

     The business, results of operations and financial condition, and therefore the value of the Harleysville Group's securities, are subject to a number of risks. Some of those risks are set forth in Exhibit 13(B) to the Company's annual report on Form 10-K for fiscal year 2002, filed with the Securities and Exchange Commission on March 26, 2003.

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

     Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2002 to June 30, 2003. In addition, the Company has maintained approximately the same investment mix during this period.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

ITEM  4.  CONTROLS  AND  PROCEDURES


(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and its chief financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2003.

(b) Change in internal control over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the second quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM  5.  Other  Information  -  None

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

                        PART  II.  OTHER  INFORMATION
                                (Continued)

ITEM  6.   a. Exhibits

              31.1   Certification  of Walter R. Bateman pursuant to
                     Section 302 of the Sarbanes-Oxley  Act  of  2002.

              31.2   Certification  of  Bruce  J.  Magee pursuant to
                     Section 302 of the Sarbanes-Oxley  Act  of  2002.

              32.1   Certification  of Walter R. Bateman pursuant to
                     Section 906 of the Sarbanes-Oxley  Act  of  2002.

              32.2   Certification  of  Bruce  J.  Magee pursuant to
                     Section 906 of the Sarbanes-Oxley  Act  of  2002.

           b. Reports  on  Form  8-K

              A Form 8-K dated April 16, 2003 was filed commenting on first quarter of 2003 earnings.

              A Form 8-K dated April 23, 2003 was filed commenting on first quarter of 2003 earnings.

              A Form 8-K dated April 25, 2003 was filed reporting financial results for the first quarter of 2003.

              A Form 8-K dated May 20, 2003 was filed disclosing a change in a debt rating.

              A Form 8-K dated June 18, 2003 was filed commenting on second quarter of 2003 earnings.



                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HARLEYSVILLE  GROUP  INC.



Date: August 12,  2003        /s/  BRUCE  J.  MAGEE
      ----------------       -----------------------------------
                             Bruce  J.  Magee
                             Senior  Vice  President  and
                             Chief  Financial  Officer
                             (principal  financial  officer  and
                              principal  accounting  officer)

                     HARLEYSVILLE GROUP INC AND SUBSIDIARIES

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                    FORM 10-Q

                                 EXHIBITS INDEX


EXHIBIT  NO.    DESCRIPTION
-----------     -----------

     31.1 Certification of Walter R. Bateman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Bruce J. Magee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Walter R. Bateman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Bruce J. Magee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.