Form 10-Q
period 2003-09-30
HARLEYSVILLE GROUP INC
filed 2003-11-12
CIK 792013

SECURITIES  AND  EXCHANGE  COMMISSION
                      WASHINGTON,  D.C.  20549

                            FORM  10-Q


(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended   SEPTEMBER  30,  2003.
                                     ---------------------

     OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from              to
                                   ------------     ---------------

Commission  file  number   0-14697
                          ---------

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


       355  MAPLE  AVENUE,  HARLEYSVILLE,  PENNSYLVANIA  19438-2297
   -------------------------------------------------------------------
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
Yes   X  .  No      .
    -----      -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   X  .  No      .
    -----      -----

     At November 3, 2003, 29,920,403 shares of common stock of Harleysville Group Inc. were outstanding.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

                       INDEX

                                                          PAGE  NUMBER
                                                          ------------
Part  I  -  Financial  Information


  Consolidated  Balance Sheets  -  September 30, 2003
     and  December  31,  2002                                   3

  Consolidated  Statements  of  Income  -  For  the
     three  months  ended  September  30,  2003
     and  2002.                                                 4

  Consolidated  Statements  of  Income  -  For  the
     nine  months  ended  September  30,  2003
     and  2002.                                                 5

  Consolidated  Statement  of  Shareholders'
     Equity  -  For  the  nine  months  ended
     September  30,  2003                                       6

  Consolidated  Statements  of  Cash  Flows  -
     For  the  nine  months  ended  September  30,
     2003  and  2002                                            7

  Notes  to  Consolidated  Financial  Statements                8

  Management's  Discussion  and  Analysis  of
     Results  of  Operations  and  Financial Condition         15

  Quantitative  and  Qualitative  Disclosure  About
     Market  Risk                                              27


  Controls  and  Procedures                                    28


Part  II  -  Other  Information                                29

ITEM  1.  FINANCIAL  STATEMENTS

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
            CONSOLIDATED  BALANCE  SHEETS
        (in  thousands,  except  share  data)






                                                        SEPTEMBER 30,  DECEMBER 31,
                                                            2003          2002
                                                        ------------   ------------
                                                         (Unaudited)
                    ASSETS
                    ------
Investments:
  Fixed maturities:
    Held to maturity, at amortized cost
      (fair value $407,310 and $411,235)                $  376,695     $  379,940
    Available for sale, at fair value
      (amortized cost $980,643 and $932,889)             1,041,616        995,032
  Equity securities, at fair value
    (cost $96,348 and $96,849)                             122,472        107,177
  Short-term investments, at cost,
    which approximates fair value                          154,097         89,692
  Fixed maturity securities on loan
    Held to maturity, at amortized
      cost (fair value $4,541 and $5,707)                    3,891          5,222
    Available for sale, at fair value
      (amortized cost $208,087 and $118,991)               220,129        129,837
                                                        ----------     ----------
      Total investments                                  1,918,900      1,706,900
Cash                                                         4,528          2,944
Receivables:
  Premiums                                                 140,335        138,905
  Reinsurance (affiliate $1,717 and $55)                   152,277         75,488
  Accrued investment income                                 21,419         21,552
                                                        ----------     ----------
      Total receivables                                    314,031        235,945
Deferred policy acquisition costs                          102,934         94,896
Prepaid reinsurance premiums                                21,010         19,421
Property and equipment, net                                 24,642         27,556
Deferred income taxes                                       39,072         25,784
Securities lending collateral                              230,348        139,215
Due from affiliate                                           7,909         10,709
Other assets                                                58,141         48,154
                                                        ----------     ----------
      Total assets                                      $2,721,515     $2,311,524
                                                        ==========     ==========
      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Liabilities:
  Unpaid losses and loss settlement expenses
    (affiliate $190,534 and $166,188)                   $1,154,348     $  928,335
  Unearned premiums (affiliate $61,890 and $54,035)        442,049        406,277
  Accounts payable and accrued expenses                    101,135        109,965
  Securities lending obligation                            230,348        139,215
  Debt (affiliate $18,500 and $18,500)                     195,145         95,620
                                                        ----------     ----------
      Total liabilities                                  2,123,025      1,679,412
                                                        ----------     ----------

Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued 31,318,312
    and 30,917,575 shares; outstanding
    29,985,039 and 29,917,575 shares                        31,318         30,918
  Additional paid-in capital                               157,487        149,091
  Accumulated other comprehensive income                    59,370         49,086
  Retained earnings                                        375,733        418,582
  Deferred compensation                                     (2,356)
  Treasury stock, at cost, 1,333,273 and
    1,000,000 shares                                       (23,062)       (15,565)
                                                        ----------     ----------

      Total shareholders' equity                           598,490        632,112
                                                        ----------     ----------
      Total liabilities and
        shareholders' equity                            $2,721,515     $2,311,524
                                                        ==========     ==========


See accompanying notes to consolidated financial statements.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
            CONSOLIDATED  STATEMENTS  OF  INCOME
                       (Unaudited)

   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (dollars in thousands, except per share data)






                                                        2003        2002
                                                      --------     --------
Revenues:
  Premiums earned from affiliate (ceded
    to affiliate, $182,808 and $173,232)              $209,177     $196,524
  Investment income, net of
    investment expenses                                 21,638       21,739
  Realized investment gains (losses), net                 (531)          57
  Other income (affiliate $1,844 and
    $1,720)                                              3,838        3,967
                                                      --------     --------

      Total revenues                                   234,122      222,287
                                                      --------     --------

Losses and expenses:

  Losses and loss settlement expenses
    from affiliate (ceded to affiliate,
    $188,437 and $115,296)                             217,456      134,708
  Amortization of deferred policy
    acquisition costs                                   51,838       47,375
  Other underwriting expenses                           18,214       17,878
  Interest expense (affiliate $77
    and $123)                                            2,609        1,423
  Other expenses                                         1,596        1,178
                                                      --------     --------

      Total expenses                                   291,713      202,562
                                                      --------     --------

      Income (loss) before income taxes                (57,591)      19,725

Income taxes (benefit)                                 (22,937)       4,509
                                                      --------     --------

      Net income (loss)                               $(34,654)    $ 15,216
                                                      ========     ========

Per common share:

  Basic earnings (loss)                               $  (1.16)    $    .51
                                                      ========     ========
  Diluted earnings (loss)                             $  (1.16)    $    .50
                                                      ========     ========
  Cash dividend                                       $    .17     $   .165
                                                      ========     ========


See accompanying notes to consolidated financial statements.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
            CONSOLIDATED  STATEMENTS  OF  INCOME
                       (Unaudited)

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (dollars in thousands, except per share data)





                                                        2003        2002
                                                      --------     --------
Revenues:
  Premiums earned from affiliate (ceded
    to affiliate, $531,489 and $499,349)              $611,761     $566,737
  Investment income, net of
    investment expenses                                 64,734       64,747
  Realized investment losses, net                         (897)     (20,448)
  Other income (affiliate $5,675 and
    $5,229)                                             12,431       11,610
                                                      --------     --------

      Total revenues                                   688,029      622,646
                                                      --------     --------

Losses and expenses:

  Losses and loss settlement expenses
    from affiliate (ceded to affiliate,
    $456,627 and $338,963)                             528,641      389,789
  Amortization of deferred policy
    acquisition costs                                  150,053      137,570
  Other underwriting expenses                           54,892       54,295
  Interest expense (affiliate $263 and $364)             5,396        4,278
  Other expenses                                         3,983        3,270
                                                      --------     --------

      Total expenses                                   742,965      589,202
                                                      --------     --------

      Income (loss) before income taxes                (54,936)      33,444

Income taxes (benefit)                                 (27,110)       4,592
                                                      --------     --------

      Net income (loss)                               $(27,826)    $ 28,852
                                                      ========     ========
Per common share:

  Basic earnings (loss)                               $   (.93)    $    .97
                                                      ========     ========

  Diluted earnings (loss)                             $   (.93)    $    .95
                                                      ========     ========

  Cash dividend                                       $    .50     $   .465
                                                      ========     ========


See accompanying notes to consolidated financial statements.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
   CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
                       (Unaudited)

    FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2003
                  (dollars  in  thousands)






                  COMMON STOCK     ADDITIONAL  OTHER
              -------------------  PAID-IN     COMPREHENSIVE  RETAINED  DEFERRED      TREASURY
                SHARES    AMOUNT   CAPITAL     INCOME         EARNINGS  COMPENSATION  STOCK      TOTAL
              ----------  -------  ----------  -------------  --------  ------------  --------   --------
Balance,
 December 31,
 2002         30,917,575  $30,918   $149,091    $49,086       $418,582  $             $(15,565)  $632,112
                                                                                                 --------

Net loss                                                       (27,826)                           (27,826)

Other compre-
 hensive income,
 net of tax:
  Unrealized
  investment
  gains, net of
  reclassification
  adjustment                                     10,284                                            10,284
                                                                                                 --------
Comprehensive
 loss                                                                                             (17,542)

Issuance of
 common stock    400,737      400      7,814                                                        8,214

Tax benefit from
 stock options
 exercised                               582                                                          582

Deferred
 compensation                                                            (2,356)                   (2,356)

Cash dividend
 paid                                                          (15,023)                           (15,023)

Purchase of
 treasury stock,
 333,273                                                                                (7,497)    (7,497)
 shares       ----------  -------   --------    -------       --------  -------       --------   --------

Balance at
 Sept. 30,
 2003         31,318,312  $31,318   $157,487    $59,370       $375,733  $(2,356)      $(23,062)  $598,490
              ==========  =======   ========    =======       ========  =======       ========   ========

See accompanying notes to consolidated financial statements.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
      CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                   (Unaudited)

   FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002
                        (in  thousands)





                                                     2003          2002
                                                  ---------      ---------
Cash flows from operating activities:
  Net income (loss)                               $  (27,826)    $  28,852
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Change in receivables, unearned
        premiums, prepaid reinsurance
        and due to affiliate                         (41,104)        2,160
      Increase in unpaid losses and
        loss settlement expenses                     226,013        37,114
      Deferred income taxes                          (18,745)       (1,656)
      Increase in deferred policy
        acquisition costs                             (8,038)       (8,671)
      Amortization and depreciation                    3,383         2,238
      Realized investment losses, net                    897        20,448
      Other, net                                     (21,269)       (6,148)
                                                  ----------     ---------
        Net cash provided by operating
          activities                                 113,311        74,337
                                                  ----------     ---------

Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                                       (329,352)     (143,125)
    Sales or maturities                              197,253       113,945
  Equity securities:
    Purchases                                        (14,674)      (28,470)
    Sales                                             13,616        28,074
  Net purchases of short-term investments            (64,405)      (35,357)
  Sale (purchase) of property and equipment              616        (1,778)
                                                  ----------     ---------
        Net cash used by
          investing activities                      (196,946)      (66,711)
                                                   ---------     ---------

Cash flows from financing activities:
  Issuance of common stock                             8,214         7,460
  Issuance of debt                                   100,000
  Repayment of debt obligation                          (475)         (435)
  Dividend paid (to affiliate, $8,375
    and $7,723)                                      (15,023)      (13,825)
  Purchase of treasury stock                          (7,497)
                                                   ---------     ---------
        Net cash provided (used) by
          financing activities                        85,219        (6,800)
                                                   ---------     ---------

Increase in cash                                       1,584           826

  Cash at beginning of period                          2,944         1,839
                                                   ---------     ---------
  Cash at end of period                            $   4,528     $   2,665
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

     The affiliate transaction disclosures on the face of the financial statements are in regards to transactions with Harleysville Mutual Insurance Company (Mutual). Mutual owns approximately 56% of the outstanding common stock of Harleysville Group Inc. As used herein, "Harleysville Group" refers to Harleysville Group Inc. and its subsidiaries.

Policy  Acquisition  Costs

     Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and agency expenses that vary with, and are directly related to, the production of business, are deferred and amortized over the effective period of the related insurance policies in proportion to the premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. The estimation of net realizable value takes into account the premium to be earned, related investment income over the claims paying period, losses and loss settlement expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss settlement expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the acquisition costs are unrecoverable, further analyses are completed to determine if a reserve is required to provide for losses that may exceed the related unearned premiums.

Stock-Based  Compensation

     Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25,

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                      (Unaudited)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (Continued)

"Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recognized for fixed stock option grants and an employee stock purchase plan. Compensation expense would be recorded on the date of a stock option grant only if the current market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net income and earnings per share as if the provisions of statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), "Accounting for Stock-Based Compensation," had been applied for the three and nine months ended September 30, 2003 and 2002:




                                  FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                  ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                    2003         2002       2003         2002
                                  --------     --------    --------     -------
                                                     (in thousands,
                                                 except per share data)

Net income (loss), as reported    $(34,654)    $15,216     $(27,826)    $28,852

Plus:
  Stock-based employee
    compensation expense
    (benefit) included
    in reported net
    income (loss), net of
    related tax effects                155         363         (301)      2,060

Less:
  Total stock-based
    employee compensation
    expense determined
    under fair value
    based method for
    all awards, net of
    related tax effects               (855)     (1,150)      (1,940)     (3,992)
                                  --------     -------     --------     -------


Pro forma net income
  (loss)                          $(35,354)    $14,429     $(30,067)    $26,920
                                  ========     =======     ========     =======

Basic earnings (loss)
  per share:
    As reported                   $  (1.16)    $   .51     $   (.93)    $   .97
    Pro forma                     $  (1.18)    $   .48     $  (1.00)    $   .91

Diluted earnings (loss)
  per share:
    As reported                   $  (1.16)    $   .50   $    (.93)     $   .95
    Pro forma                     $  (1.18)    $   .47   $   (1.00)     $   .89

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                      (Unaudited)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                      (Continued)

2  -  Earnings  Per  Share

     The computation of basic and diluted earnings (loss) per share is as follows:



                            FOR THE THREE MONTHS     FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                              2003         2002        2003        2002
                            --------     --------    --------     -------
                          (in thousands, except per share data)
Numerator for basic
  and diluted earnings
  (loss) per share:
    Net income (loss)       $(34,654)    $15,216     $(27,826)    $28,852
                            ========     =======     ========     =======

Denominator for basic
  earnings per share --
  weighted average
  shares outstanding          29,986      29,790       30,017      29,647

Effect of stock
  incentive plans                            595                      611
                            --------     -------     --------     -------
Denominator for
  diluted earnings
  (loss) per share            29,986      30,385       30,017      30,258
                            ========     =======     ========     =======

Basic earnings (loss)
  per share                 $  (1.16)    $   .51     $   (.93)    $   .97
                            ========     =======     ========     =======

Diluted earnings
  (loss) per share          $  (1.16)    $   .50     $   (.93)    $   .95
                            ========     =======     ========     =======


     The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:




                   FOR THE THREE MONTHS     FOR THE NINE MONTHS
                   ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                       2003       2002        2003      2002
                     --------   --------    --------   --------
                                      (in thousands)
Number of options    1,510      898         1,111      898
                     =====      ===         =====      ===

     An additional 803,223 and 1,203,004 options to purchase shares of common stock were not included in the computation of

    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                     (Unaudited)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                    (Continued)

diluted earnings per share for the three and nine months ended September 30, 2003, respectively, because their inclusion would have had an antidilutive effect.

3  -  Reinsurance

     Premiums earned are net of amounts ceded of $17,129,000 and $51,589,000 for the three and nine months ended September 30, 2003, respectively, and $17,139,000 and $50,601,000 for the three and nine months ended September 30, 2002, respectively. Losses and loss settlement expenses are net of amounts ceded of $57,228,000 and $94,734,000 for the three and nine months ended September 30, 2003, respectively, and $10,008,000 and $26,054,000 for the three and nine months ended September 30, 2002, respectively. Such amounts do not include the reinsurance transactions with Harleysville Mutual Insurance Company (Mutual) under the pooling arrangement, but do include the reinsurance described in the following paragraph. Of the losses and loss settlement expenses ceded for the three months ended September 30, 2003, $53.7 million is for losses ceded to involuntary reinsurance mechanisms and reflect increased estimates of losses on lifetime medical cases. Of this $53.7 million, $48.7 million is ceded to the Michigan Catastrophic Claims Association (MCCA) which covers no-fault first party medical losses in excess of a retention ranging from $250,000 to $325,000. Since these ceded losses are above the retention, the increased estimates had no net impact on results of operations.

     Harleysville Group has a reinsurance agreement with Mutual whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded to Mutual premiums earned of $2,108,000 and $1,996,000 and losses incurred of $(140,000) and $213,000 for the three months ended September 30, 2003 and 2002, respectively. Harleysville Group ceded to Mutual premiums earned of $6,348,000 and $5,859,000 and losses incurred of $4,634,000 and $279,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                    (Unaudited)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                    (Continued)

Mutual. However, the reinsurance pooling agreement provides for the right of offset. Mutual has an A. M. Best rating of "A" (Excellent).


4  -  Cash  Flows

     Net cash tax payments of $1,096,000 and $8,750,000 were made in the first nine months of 2003 and 2002, respectively. Cash interest payments of $2,817,000 and $2,927,000 were made in the first nine months of 2003 and 2002, respectively.


5  -  Segment  Information

     The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

     Financial  data  by  segment  is  as  follows:




                               FOR THE THREE MONTHS     FOR THE NINE MONTHS
                               ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                 2003        2002          2003        2002
                               --------    --------     ---------    --------
                                              (in thousands)
Revenues:
  Premiums earned:
    Commercial lines           $161,412    $143,725     $ 464,279    $406,414
    Personal lines               47,765      52,799       147,482     160,323
                               --------    --------     ---------    --------
  Total premiums earned         209,177     196,524       611,761     566,737
  Net investment income          21,638      21,739        64,734      64,747
  Realized investment gains
    (losses)                       (531)         57          (897)    (20,448)
  Other                           3,838       3,967        12,431      11,610
                               --------    --------     ---------    --------
Total revenues                 $234,122    $222,287     $ 688,029    $622,646
                               ========    ========     =========    ========

Income (loss) before
  income taxes:
  Underwriting loss:
    Commercial lines           $(63,953)   $ (2,459)    $(100,726)   $(15,612)
    Personal lines              (13,439)     (3,628)      (29,181)     (8,001)
                               --------    --------     ---------    --------
      SAP underwriting loss     (77,392)     (6,087)     (129,907)    (23,613)
  GAAP adjustments                 (939)      2,650         8,082       8,696
                               --------    --------     ---------    --------
      GAAP underwriting loss    (78,331)     (3,437)     (121,825)    (14,917)
  Net investment income          21,638      21,739        64,734      64,747
  Realized investment
    gains (losses)                 (531)         57          (897)    (20,448)
  Other                            (367)      1,366         3,052       4,062
                               --------    --------     ---------    --------
Income (loss) before income
  taxes                        $(57,591)   $ 19,725     $ (54,936)   $ 33,444
                               ========    ========     =========    ========

     HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                     (Unaudited)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (Continued)

6  -  Comprehensive  Income  (Loss)

     Comprehensive income (loss) consisted of the following (all amounts are net of taxes):




                            FOR THE THREE MONTHS      FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                              2003         2002          2003       2002
                            --------     --------      --------    --------
                                             (in thousands)
Net income (loss)           $(34,654)    $15,216      $(27,826)    $28,852
Other comprehensive
 income (loss):
   Unrealized investment
    holding gains
    (losses) arising
    during period             (7,510)      7,298         9,412      (5,038)
  Less:
   Reclassification
    adjustment for
    (gains) losses
    included in net
    income (loss)                442         (28)          872      13,466
                            --------     -------      --------     -------
Net unrealized
  investment gains
  (losses)                    (7,068)      7,270        10,284       8,428
                            --------     -------      --------     -------

Comprehensive income
  (loss)                    $(41,722)    $22,486      $(17,542)    $37,280
                            ========     =======      ========     =======


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

     HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                     (Unaudited)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (Continued)

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


8  -  Debt

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

     The application of certain of these critical accounting policies to the periods ended September 30, 2003 and 2002 is discussed in greater detail below.


Results  of  Operations

     Premiums earned increased $12.7 million and $45.0 million during the three and nine months ended September 30, 2003, respectively. The increases are primarily due to increases in premiums earned for commercial lines of $17.7 million and $57.9 million partially offset by decreases of $5.0 million and $12.9 million in personal lines premiums earned for the three and nine months ended September 30, 2003, respectively. The increases in premiums earned for commercial lines were 12.3% and 14.2% for the three and nine months ended September 30, 2003, respectively, primarily due to higher rates. The decline in premiums earned for

        HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
         OF  OPERATIONS  AND  FINANCIAL  CONDITION
                     (Continued)

personal lines was 9.5% and 8.0% for the three and nine months ended September 30, 2003, respectively, primarily due to fewer policy counts partially offset by higher rates. The reduction in personal lines volume was driven primarily by a planned reduction of business in certain less profitable states and the implementation of other more stringent underwriting processes.

     Investment income decreased $0.1 million for the three months ended September 30, 2003 and was essentially unchanged for the nine months ended September 30, 2003 resulting from a lower yield on the fixed maturity investment portfolio partially offset by an increase in invested assets.

     Realized investment gains (losses) worsened by $0.6 million for the three months ended September 30, 2003 due to greater losses on the sale of equity investments, partially offset by greater gains on the sale of fixed maturity investments. Realized investment losses improved $19.6 million for the nine months ended September 30, 2003, primarily resulting from lesser losses recognized on investments that were trading below cost on an other-than-temporary basis.

     There were no impairment charges in 2003 and $4.5 million and $28.2 million of impairment charges in the three and nine months ended September 30, 2002, respectively. Harleysville Group had gross realized losses of $3.0 million in the nine months ended September 30, 2003, which were from the sales of securities which had not declined by more than 20% below their cost for more than six months at the time of their sale.

     Harleysville Group holds securities with unrealized losses at September 30, 2003 as follows:




                                                       LENGTH OF UNREALIZED LOSS
                                                     -----------------------------
                                     UNREALIZED      LESS THAN   6 TO 12   OVER 12
                       FAIR VALUE       LOSS         6 MONTHS     MONTHS   MONTHS
                       ----------    ----------      ---------   -------   -------
                                            (in thousands)
Equity securities        $43,911      $4,370         $1,025       $ -      $3,345
                         =======      ======         ======       ====     ======
Fixed maturities:
 Obligations of state
  and political
  subdivisions           $35,593      $  678         $  678
 Corporate bonds          46,537       3,988            245         -      $3,743
                         -------      ------         ------       ----     ------
   Total bonds           $82,130      $4,666         $  923       $ -      $3,743
                         =======      ======         ======       ====     ======

          HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
           OF  OPERATIONS  AND  FINANCIAL  CONDITION
                        (Continued)

     Substantially all of the fixed maturity securities are classified as available for sale and are carried at fair value on the balance sheet.

     There are 20 positions that comprise the unrealized loss in equity investments at September 30, 2003. While eight of these positions have been below cost for more than six months, they have had volatile price movements and have not been significantly below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the future.

     There are $22.3 million in fixed maturity securities, at amortized cost, that at September 30, 2003, had been below amortized cost for over 12 months. These are comprised of airline enhanced equipment trust certificates (EETC) as follows:




                                 FAIR       MATURITY
                      COST       VALUE       DATES
                     -------    -------   -----------
                             (in thousands)
American Airlines    $14,472    $12,356         2011
United Airlines        7,007      5,394    2010-2012
Other airlines           811        797         2015
                     -------    -------
                     $22,290    $18,547
                     =======    =======

     After the events of September 11, 2001, air travel and the value of these airlines' EETC securities declined. The EETCs are all "A tranche" holdings, which means they are in a senior credit position to the underlying airplane collateral value as compared to B and C tranche holders. At the time of issuance, the collateral was appraised at approximately twice the value of the A tranche EETCs. Recent estimates indicate that in a distressed sale scenario, the value of the collateral would be approximately the same as the EETCs' cost. During the fourth quarter of 2002, United Airlines declared bankruptcy. During the third quarter of 2003, the United Airlines EETCs were downgraded to non-investment grade by one rating agency but continued to carry an investment grade rating by the other rating agency. In the first quarter of 2003, the debt ratings of American Airlines were downgraded to

           HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
          OF  OPERATIONS  AND  FINANCIAL  CONDITION
                      (Continued)

non-investment grade. In the second quarter of 2003, one of the rating agencies upgraded this debt to investment grade. Harleysville Group is participating in certain EETC creditor committees and is monitoring developments. It is possible that these EETCs may be written down in the income statement in the future, depending upon developments involving both the issuers and world events which impact the level of air travel.

     Income (loss) before income taxes decreased $77.3 million for the three months ended September 30, 2003 compared to the same prior year period. The decrease was primarily due to a greater underwriting loss. Income (loss) before income taxes decreased $88.4 million for the nine months ended September 30, 2003 compared to the same prior year period. The decrease was primarily due to a greater underwriting loss, partially offset by lesser realized investment losses. The greater three and nine months underwriting loss was primarily due to higher catastrophe losses, greater loss severity and an increase in the provision for insured events in prior years. The provision for insured events in prior years consists of $55.1 million and $76.8 million of adverse development for the three and nine months ended September 30, 2003 compared to $3.3 million and $(5.3) million of adverse (favorable) development for the three and nine months ended September 30, 2002.

     An insurance company's statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group's statutory combined ratio increased to 137.2% and 119.4% for the three and nine months ended September 30, 2003, respectively, from 101.7% and 101.9% for the three and nine months ended September 30, 2002, respectively. Such increase was due to a higher underwriting loss in both commercial lines and personal lines, primarily resulting from the adverse loss development and catastrophe losses.

     The statutory combined ratios by line of business for the three and nine months ended September 30, 2003, as compared to the three and nine months ended September 30, 2002, were as follows:

           HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
          OF  OPERATIONS  AND  FINANCIAL  CONDITION
                       (Continued)




                         FOR THE THREE MONTHS     FOR THE NINE MONTHS
                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                           2003         2002        2003       2002
                          --------    --------    --------   --------
Commercial:
 Automobile               131.2%       93.2%      107.8%      92.8%
 Workers compensation     203.1%      130.9%      172.4%     126.1%
 Commercial multi-peril   134.6%       91.6%      113.3%      94.4%
 Other commercial          84.7%       89.7%       82.4%      85.8%
   Total commercial       140.1%      100.0%      119.0%      99.9%

Personal:
 Automobile               129.2%      111.4%      120.7%     113.8%
 Homeowners               129.8%      100.0%      122.2%      97.2%
 Other personal            85.5%       79.2%      107.2%      74.0%
   Total personal         127.3%      106.4%      120.7%     106.7%
     Total personal and
       commercial         137.2%      101.7%      119.4%     101.9%

     The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:




                                       SEPTEMBER 30,   DECEMBER 31,
                                           2003            2002
                                       ------------    -----------
                                             (in thousands)
Commercial:
  Automobile                           $  214,410     $  181,537
  Workers compensation                    277,516        230,705
  Commercial multi-peril                  296,643        243,312
  Other commercial                         54,148         47,109
                                       ----------     ----------
    Total commercial                      842,717        702,663
                                       ----------     ----------
Personal:
  Automobile                              116,416        115,025
  Homeowners                               46,346         37,768
  Other personal                            2,296          1,726
                                       ----------     ----------
    Total personal                        165,058        154,519
                                       ----------     ----------

      Total personal and commercial     1,007,775        857,182
Plus reinsurance recoverables             146,573         71,153
                                       ----------     ----------
  Total liability                      $1,154,348     $  928,335
                                       ==========     ==========

           HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
           OF  OPERATIONS  AND  FINANCIAL  CONDITION
                       (Continued)

     The commercial lines statutory combined ratio increased to 140.1% and 119.0% for the three and nine months ended September 30, 2003 from 100.0% and 99.9% for the three and nine months ended September 30, 2002. The increases are primarily due to the adverse development in the provision for insured events in prior years, greater loss severity and greater catastrophe losses, particularly in commercial multi-peril insurance.

     The $55.1 million of third quarter adverse development in the provision for insured events in prior years was primarily in the following lines: commercial automobile ($19.1 million), workers compensation ($17.1 million), commercial multi-peril ($13.5 million) and personal automobile ($4.5 million). The remaining $21.7 million of adverse development in the nine months ended
September 30, 2003 was primarily from $19.9 million of workers compensation adverse development in the first quarter of 2003. Of the nine month adverse development, $67.2 million was attributable to the 1998 to 2002 accident years and the balance was attributable to other accident years. The 2003 adverse development represented 9.0% of the December 31, 2002 net liability for unpaid losses and loss settlement expenses.

     The adverse development in workers compensation for the nine months ended September 30, 2003 was $37.0 million. Harleysville Group had publicly noted adverse loss trends in its workers compensation line for several quarters and the trends were again worse than expected in the third quarter of 2003. These trends are consistent with the experience of other companies writing this coverage, many of which have, during the past twelve months, made substantial additions to their reserves for insured events in prior years in this line of insurance. The change in loss development patterns in 2003 was influenced by a number of factors. The reorganization of Harleysville Group's claims operations resulted in more proactive claims management which, in turn, provided more contemporaneous loss estimates. In addition, weak economic conditions have hampered the ability to return injured workers to employment thus extending the estimated length of disabilities and medical loss cost trends have increased.

     The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group's pooling share of the total pooled amounts:

         HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
          OF  OPERATIONS  AND  FINANCIAL  CONDITION
                       (Continued)




                                  FOR THE NINE MONTHS       FOR THE YEAR ENDED
                                ENDED SEPTEMBER 30, 2003    DECEMBER 31, 2002
                                ------------------------    ------------------
                                             (dollars in thousands)
Number of claims pending,
  beginning of period                   8,900                    10,819
Number of claims reported               9,990                    16,053
Number of claims settled or
  dismissed                           (10,285)                  (17,972)
                                     --------                   -------
Number of claims pending,
  end of period                         8,605                     8,900
                                     ========                   =======

Losses paid                          $ 60,529                   $80,578
Loss settlement expenses paid        $ 11,659                   $12,494


     Workers compensation losses primarily consist of indemnity and medical costs for injured workers. The reduction in claim counts reflects the impact of a reduction in workers compensation exposure as policy counts have declined.

     The adverse development in commercial and personal automobile primarily was due to higher loss severity trends that became evident in the third quarter when case reserve increases were recognized. The case reserve increases for commercial automobile primarily related to adverse legal judgements. Harleysville Group had previously publicly noted an increase in litigation on bodily injury cases and a slowing of the rate of settlement. The combination of all of these factors resulted in the increased estimate of ultimate losses.

     The adverse development in commercial multi-peril primarily was due to higher loss severity trends that became evident in the third quarter when case reserve increases were recognized. Like commercial auto, the trend of increased litigation and a slowing rate of settlement resulted in the increased estimate of ultimate losses. While Harleysville Group had only incurred $1.5 million of construction defect liability losses over the past 10 years, it increased its provision for insured events prior years by an additional $1.4 million for estimated losses on construction defect liability claims because of increased case activity in the third quarter of 2003.

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

     Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. The aforementioned reorganization of the claims operation has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and give rise to uncertainty as to the pattern of future loss settlements. Litigation on bodily injury liability cases has increased during the past two years while the rate of settlement has slowed. These changed patterns give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury liability claims. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at September 30, 2003. For every 1% change in the estimate, the effect on pre-tax income would be $10.1 million.

     The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures.
Harleysville  Group  has  not  incurred  significant  losses  from  such claims.

     The personal lines statutory combined ratio increased to 127.3% and 120.7% for the three and nine months ended September 30, 2003 from 106.4% and 106.7% for the three and nine months ended September 30, 2002. The increases primarily were due to higher catastrophe losses which affected the homeowners line and higher loss severity which affected each of the personal lines.

          HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
          OF  OPERATIONS  AND  FINANCIAL  CONDITION
                      (Continued)

     Net catastrophe losses increased $10.0 million and $13.8 million and losses ceded under the aggregate catastrophe reinsurance agreement with Mutual decreased $0.4 million and increased $4.4 million for the three and nine months ended September 30, 2003, respectively. The increase in the nine month period was due to a greater number and more severe catastrophes in the 2003 period, including $9.4 million of losses from Hurricane Isabel.

     The income tax expense for the three and nine months ended September 30, 2003 includes the tax benefit of $2.6 million and $7.7 million associated with tax-exempt income compared to $2.4 million and $7.6 million in the same prior year periods.


Liquidity  and  Capital  Resources

     Operating activities provided $113.3 million and $74.3 million of net cash for the nine months ended September 30, 2003 and 2002, respectively. The change primarily is from improved underwriting cash flow, a change in the amount of realized losses and a change in the amount of accounts payable and accrued expenses.

     Investing activities used $196.9 million and $66.7 million of net cash for the nine months ended September 30, 2003 and 2002, respectively. The increase is primarily due to an increase in net purchases of fixed maturity investments and an increase in net purchases of short-term investments due to the increase in cash provided by operations and by the increase in cash provided by financing activities.

     Financing activities provided $85.2 million of net cash for the nine months ended September 30, 2003, compared to the use of $6.8 million of net cash in the same prior year period. The change is primarily due to the issuance of debt, partially offset by an increase in dividends paid and by the purchase of treasury stock in the 2003 period.

     Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At September 30, 2003, Harleysville Group held cash collateral of $230.3 million related to securities on loan with a market value of $224.7 million.

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

     Harleysville Group Inc. maintained $94.6 million of cash and marketable securities and $11.6 million of dividends receivable from its subsidiaries at September 30, 2003 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. The Company's $75.0 million of notes payable are due November 2003 and the Company will repay this indebtedness from the proceeds of $100.0 million of notes payable due July 2013 which were issued in July 2003. The Company has adopted a stock purchase plan under which the Company and Mutual may each purchase up to 500,000 shares of Harleysville Group Inc. common stock up to a total of 1.0 million shares. As of September 30, 2003, the Company had repurchased 333,273 shares leaving 166,727 shares authorized to be repurchased. The Company has no other material commitments for capital expenditures as of September 30, 2003.


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

     Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2002 to September 30, 2003. In addition, the Company has not significantly changed its investment mix or market risk during this period.

        HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

ITEM  4.    CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's chief operating officer (principal executive officer) and its chief financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2003.

(b) Change in internal control over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the third quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

                   PART  II.  OTHER  INFORMATION


Item  1.   Legal  Proceedings  -  None

Item  2.   Changes  in  Securities  -  None

Item  3.   Defaults  Upon  Senior  Securities  -  None

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders  - None

Item  5.   Other  Information  -  None

ITEM  6.   a.  Exhibits

           31.1   Certification  of  M.  Lee  Patkus  pursuant to
                  Section 302 of the  Sarbanes-Oxley  Act  of  2002.

           31.2   Certification  of  Bruce  J.  Magee pursuant to
                  Section 302 of the  Sarbanes-Oxley  Act  of  2002.

           32.1   Certification  of  M.  Lee  Patkus  pursuant to
                  Section 906 of the  Sarbanes-Oxley  Act  of  2002.

           32.2   Certification  of  Bruce  J.  Magee pursuant to
                  Section 906 of the  Sarbanes-Oxley  Act  of  2002.

           b.  Reports  on  Form  8-K

               A Form 8-K dated July 10, 2003 was filed disclosing certain events associated with the Company's debt offering.

               A Form 8-K dated July 25, 2003 was filed reporting financial results for the second quarter of 2003.

               A Form 8-K dated September 30, 2003 was filed reporting the retirement of the Chairman of the Board and Chief Executive Officer.

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

     PART  II.  OTHER  INFORMATION
     (Continued)



     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          HARLEYSVILLE  GROUP  INC.



Date:  November  12,  2003       /s/ BRUCE  J.  MAGEE
      --------------------       -----------------------------------
                                 Bruce  J.  Magee
                                 Senior  Vice  President  and
                                 Chief  Financial  Officer
                                 (principal  financial  officer  and
                                  principal  accounting  officer)

                     HARLEYSVILLE GROUP INC AND SUBSIDIARIES

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                    FORM 10-Q

                                 EXHIBITS INDEX


EXHIBIT  NO.     DESCRIPTION
-----------     -----------

     31.1 Certification of M. Lee Patkus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Bruce J. Magee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of M. Lee Patkus pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Bruce J. Magee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.