Form 10-K
period 2003-12-31
HARLEYSVILLE GROUP INC
filed 2004-03-12
CIK 792013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

——————

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2003.

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to

Commission file number 0-14697

HARLEYSVILLE GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0241172
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

355 Maple Avenue, Harleysville, PA 19438-2297

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (215) 256-5000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1 par value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐.

On June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $309,542,355.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 29,994,013 shares of Common Stock outstanding on March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

1.

Portions of the Registrant’s proxy statement relating to the annual meeting of stockholders to be held April 28, 2004 are incorporated by reference in Parts I and III of this report.

HARLEYSVILLE GROUP INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2003

PART I

Item 1.

Business.

General

Harleysville Group Inc. (the “Company”) is an insurance holding company headquartered in Pennsylvania which, through its subsidiaries, engages in the property and casualty insurance business on a regional basis. As used herein, “Harleysville Group” refers to Harleysville Group Inc. and its subsidiaries.

The Company is a Delaware corporation formed by Harleysville Mutual Insurance Company (the “Mutual Company”) in 1979 as a wholly-owned subsidiary. In May 1986, the Company completed an initial public offering of its common stock, reducing the percentage of outstanding shares owned by the Mutual Company to approximately 70%. In April 1992, the Mutual Company completed a secondary public offering of a portion of the Company’s common stock then owned by it, further reducing the percentage of outstanding shares owned by the Mutual Company. At December 31, 2003, the Mutual Company owned approximately 57% of the Company’s outstanding shares.

Harleysville Group and the Mutual Company operate together to pursue a strategy of underwriting a broad array of personal and commercial coverages. These insurance coverages are marketed primarily in the eastern and midwestern United States through approximately 1,700 insurance agencies. Regional offices are maintained in Georgia, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, and Virginia. The Company’s property and casualty insurance subsidiaries are: Harleysville-Atlantic Insurance Company (“Atlantic”), Harleysville Insurance Company (“HIC”), Harleysville Insurance Company of New Jersey (“HNJ”), Harleysville Insurance Company of New York (“HIC New York”), Harleysville Insurance Company of Ohio (“HIC Ohio”), Harleysville Lake States Insurance Company (“Lake States”), Harleysville Preferred Insurance Company (“Preferred”), Harleysville Worcester Insurance Company (“Worcester”), and Mid-America Insurance Company (“Mid-America”).

The Company operates regionally. Management believes that the Company’s regional organization permits each regional operation to benefit from economies of scale provided by centralized support while encouraging local marketing autonomy and managerial entrepreneurship. Services which directly involve the insured or the agent (i.e., underwriting, claims and marketing) generally are performed regionally in accordance with Company-wide standards to promote high quality service, while actuarial, investment, legal, data processing and similar services are performed centrally. The Company’s network of regional insurance companies has expanded significantly in the last eighteen years. In 1983, the Company acquired Worcester, a property and casualty insurer which has conducted business in New England since 1823. In 1984, HNJ was formed by the Company and began underwriting property and casualty insurance in New Jersey. In 1987, the Company acquired Atlantic, a property and casualty insurer which has conducted business in the southeastern United States since 1905. In 1991, the Company acquired Mid-America (formerly named Connecticut Union Insurance Company), which conducted business in Connecticut, and HIC New York, which conducts business in upstate New York. In 1993, the Company acquired Lake States, which primarily conducts business in Michigan. In 1994, the

Company formed HIC Ohio which began underwriting property and casualty insurance in Ohio. In 1997, the Company acquired HIC, which primarily conducts business in Minnesota and neighboring states.

The Company’s property and casualty subsidiaries participate in an intercompany pooling arrangement whereby these subsidiaries cede to the Mutual Company all of their net premiums written and assume from the Mutual Company a portion of the pooled business, which includes substantially all of the Mutual Company’s property and casualty insurance business. See “Business - Pooling Arrangement.”

Business Segments

Harleysville Group has three segments which consist of the personal lines of insurance, the commercial lines of insurance and the investment function. Financial information about these segments is set forth in Note 12 of the Notes to Consolidated Financial Statements.

Narrative Description of Business

Property and Casualty Underwriting

Harleysville Group and the Mutual Company together underwrite a broad line of personal and commercial property and casualty coverages, including automobile, homeowners, commercial multi-peril and workers compensation. The Mutual Company and the Company’s insurance subsidiaries participate in an intercompany pooling arrangement under which such subsidiaries and the Mutual Company combine their property and casualty business.

Harleysville Group and the Mutual Company have a pooled rating of “A-” (excellent) which was issued by A.M. Best Company, Inc. (“Best’s”) on February 17, 2004 based upon 2003 statutory results and operating performance. This rating is lower than the previous rating of “A” (excellent). Best’s ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Management believes that the Best’s rating is an important factor in marketing Harleysville Group’s products to its agents and customers.

The following table sets forth ratios for the Company’s property and casualty subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with statutory accounting practices (“SAP”) prescribed or permitted by state insurance authorities. The statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (i) the ratio of incurred losses and loss settlement expenses to net earned premium (“loss ratio”); (ii) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium (“expense ratio”); and (iii) the ratio of dividends to policyholders to net earned premium (“dividend ratio”). The GAAP combined ratio is calculated in the same manner except that it is based on GAAP amounts and the denominator for each component is net earned premium. When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. Harleysville Group’s operating income is a function of both underwriting results and investment income.

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2003	2002	2001

GAAP combined ratio	121.6%	102.2%	104.7%
Statutory operating ratios:
Loss ratio	88.9%	68.2%	71.2%
Expense and dividend ratios	34.3%	33.7%	33.0%
Statutory combined ratio	123.2%	101.9%	104.2%

The following table sets forth the net written premiums and combined ratios by line of insurance, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for Harleysville Group for the periods indicated:

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)

Net Premiums Written
Commercial:
Automobile	$221,818	$199,511	$171,106
Workers compensation	107,415	114,565	117,583
Commercial multi-peril	258,854	224,709	183,216
Other commercial	69,450	57,272	43,955
Total commercial	657,537	596,057	515,860

Personal:
Automobile	112,287	125,593	151,270
Homeowners	65,740	67,831	70,679
Other personal	7,971	8,369	9,778
Total personal	185,998	201,793	231,727

Total Harleysville
Group Business	$843,535	$797,850	$747,587

Combined Ratios
Commercial:
Automobile	112.1%	91.6%	96.6%
Workers compensation	178.2%	127.4%	105.7%
Commercial multi-peril	118.3%	93.7%	100.2%
Other commercial	87.9%	86.3%	95.5%
Total commercial	123.6%	99.5%	100.0%

Personal:
Automobile	124.6%	115.8%	112.8%
Homeowners	114.6%	97.6%	117.8%
Other personal	137.0%	74.1%	85.2%
Total personal	121.8%	108.1%	113.1%

Total Harleysville
Group Business	123.2%	101.9%	104.2%

Pooling Arrangement

The Company’s property and casualty subsidiaries participate in an intercompany pooling arrangement with the Mutual Company. The underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for all companies in the pool than they would experience individually and to reduce the risk of loss of any of the pool participants by spreading the risk among all the participants. Each company participating in the pool has at its disposal the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own capital and surplus. The additional capacity exists because such policy exposures are spread among all the pool participants which each have their own capital and surplus. Regulation is applied to the individual companies rather than to the pool.

Pursuant to the terms of the pooling agreement with the Mutual Company, each of the Company’s subsidiary participants cedes premiums, losses and expenses on all of its business to the Mutual Company which, in turn, retrocedes to such subsidiaries a specified portion of premiums, losses and expenses of the Mutual Company and such subsidiaries. Under the terms of the intercompany pooling agreement which became effective January 1, 1986, Preferred and HNJ ceded to the Mutual Company all of their insurance business written on or after January 1, 1986. All of the Mutual Company’s property and casualty insurance business written or in force on or after January 1, 1986, was also included in the pooled business. The pooling agreement provides, however, that Harleysville Group is not liable for any losses occurring prior to January 1, 1986. The pooling agreement does not legally discharge Harleysville Group from its primary liability for the full amount of the policies ceded. However, it makes the Mutual Company liable to Harleysville Group to the extent of the business ceded.

The following table sets forth a chronology of the changes that have occurred in the pooling agreement since it became effective on January 1, 1986.

Chronology of Changes in Pooling Agreement

Date	Harleysville Group Percentage	Mutual Company Percentage	Event

January 1, 1986	30%	70%	Current pooling agreement began with Preferred and HNJ as participants with the Mutual Company.

July 1, 1987	35%	65%	Atlantic acquired and included in the pool.

January 1, 1989	50%	50%	Worcester included in the pool.

January 1, 1991	60%	40%	HIC New York and Mid-America acquired and included in the pool and the Mutual Company formed Pennland (not a pool participant) to write Pennsylvania personal automobile business.

January 1, 1996	65%	35%	Pennland included in the pool.

January 1, 1997	70%	30%	Lake States included in the pool.

January 1, 1998	72%	28%	HIC included in the pool.

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

All premiums, losses, loss settlement expenses and other underwriting expenses are prorated among the parties to the pooling arrangement on the basis of their participation in the pool. The method of establishing reserves is set forth under “Business - Reserves.” The pooling agreement may be amended or terminated by agreement of the parties. Termination may occur only at the end of a calendar year. The Boards of Directors of the Company and the Mutual Company maintain a coordinating committee which reviews and evaluates, and when changes are warranted, approves the pooling arrangements between the Company and the Mutual Company. See “Business-Relationship with the Mutual Company.” In evaluating pool participation changes, the coordinating committee considers current and proposed acquisitions, the relative capital positions and revenue contributions of the pool participants, and growth prospects and ability to access capital markets to support that growth. Harleysville Group does not intend to terminate its participation in the pooling agreement.

The following table sets forth the net premiums written and combined ratios by line of insurance for the total pooled business after elimination of management fees, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for the periods indicated.

TOTAL POOLED BUSINESS

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)

Net Premiums Written
Commercial:
Automobile	$308,839	$277,807	$238,262
Workers compensation	149,188	159,118	163,310
Commercial multi-peril	365,920	317,657	259,082
Other	98,173	81,152	62,324
Total commercial	922,120	835,734	722,978

Personal:
Automobile	156,533	175,076	210,834
Homeowners	93,577	96,504	100,685
Other	11,071	11,631	13,588
Total personal	261,181	283,211	325,107

Total pooled business	$1,183,301	$1,118,945	$1,048,085

Combined Ratios(1)
Commercial:
Automobile	112.0%	91.4%	96.7%
Workers compensation	179.0%	127.9%	105.5%
Commercial multi-peril	117.2%	91.9%	99.1%
Other	86.7%	84.5%	94.4%
Total commercial	123.1%	98.6%	99.5%

Personal:
Automobile	127.5%	115.8%	113.2%
Homeowners	113.9%	95.6%	121.9%
Other	137.0%	73.9%	85.3%
Total personal	123.2%	107.3%	114.7%

Total pooled business	123.1%	101.0%	104.4%

——————

(1)

See the definition of combined ratio in “Business-Property and Casualty Underwriting”.

The combined ratio for the total pooled business differs from Harleysville Group’s combined ratio primarily because of the effect of the aggregate catastrophe reinsurance agreement with the Mutual Company. See Note 2(a) of the Notes to Consolidated Financial Statements and Business–Reinsurance.

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

Harleysville Group maintains reserves for estimates of the ultimate unpaid cost of all losses incurred, including losses for claims which have been incurred but have not yet been reported to Harleysville Group. Loss settlement expense reserves are intended to cover the ultimate costs of settling all claims, including investigation and litigation costs relating to such claims. The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the type of risk involved and knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for incurred but unreported claims and loss settlement expense reserves are determined utilizing historical information by line of insurance as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results. Estimates of the liabilities are reviewed and updated on a regular basis using the most recent information on reported claims and a variety of actuarial techniques. With the exception of reserves relating to some workers compensation long-term disability cases, loss reserves are not discounted.

The following table sets forth a reconciliation of beginning and ending net reserves for unpaid losses and loss settlement expenses for the years indicated for the total pooled business on a statutory basis.

TOTAL POOLED BUSINESS

	Year Ended December 31,
	2003	2002	2001
	(in thousands)

Reserves for losses and loss settlement expenses, beginning of the year	$1,224,380	$1,147,517	$1,136,848

Incurred losses and loss settlement expenses:
Provision for insured events of the current year	856,936	730,924	756,289
Increase (decrease) in provisions for insured events of prior years	173,441	(3,816)	(22,444)

Total incurred losses and loss settlement expenses	1,030,377	727,108	733,845

Payments:
Losses and loss settlement expenses attributable to insured events of the current year	302,354	277,603	327,615
Losses and loss settlement expenses attributable to insured events of prior years	437,855	372,642	395,561

Total payments	740,209	650,245	723,176

Reserves for losses and loss settlement expenses, end of the year	$1,514,548	$1,224,380	$1,147,517

The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses from 1993 through 2003 for the pooled business of the Mutual Company and Harleysville Group on a statutory basis. “Reserve for losses and loss settlement expenses” sets forth the estimated liability for unpaid losses and loss settlement expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss settlement expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported.

The “Reserves reestimated” portion of the table shows the reestimated amount of the previously recorded liability based on experience of each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. For example, the 1993 liability has developed a redundancy after ten years, in that reestimated losses and loss settlement expenses are expected to be lower than the initial estimated liability established in 1993 of $825.0 million by $52.5 million, or 6.4%.

The “Cumulative amount of reserves paid” portion of the table shows the cumulative losses and loss settlement expense payments made in succeeding years for losses incurred prior to the balance sheet date. For example, the 1993 column indicates that as of December 31, 2003, payments of $713.6 million of the currently reestimated ultimate liability for losses and loss settlement expenses had been made.

The “Redundancy (deficiency)” portion of the table shows the cumulative redundancy or deficiency at December 31, 2003 of the reserve estimate shown on the top line of the corresponding column. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss settlement expenses or were reevaluated at less than the original reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss settlement expenses or were reevaluated at more than the originally reserved amounts.

The following table includes all 2003 pool participants as if they had participated in the pooling arrangement in all years indicated except for acquired pool participant companies, which are included from their date of acquisition. Under the terms of the pooling arrangement, Harleysville Group is not responsible for losses on the pooled business occurring prior to January 1, 1986.

TOTAL POOLED BUSINESS

	Year ended December 31,
	1993	1994	1995	1996	1997	1998		1999	2000	2001	2002	2003
	(dollars in thousands)

Reserve for losses and loss settlement expenses	$825,028	$855,305	$900,336	$1,033,376	$1,124,910	$1,172,664		$1,181,066	$1,136,848	$1,147,517	$1,224,380	$1,514,548
Reserves reestimated:
One year later	819,494	837,255	856,493	995,656	1,068,687	1,090,640		1,115,747	1,114,404	1,143,701	1,397,821
Two years later	802,213	817,330	820,894	961,228	1,005,208	1,042,183		1,097,544	1,124,881	1,308,498
Three years later	800,129	800,365	799,191	918,006	972,318	1,027,968		1,106,107	1,245,333
Four years later	792,901	790,234	768,704	894,015	961,721	1,028,927		1,182,626
Five years later	786,731	768,815	748,667	887,697	962,861	1,073,694
Six years later	771,015	753,928	743,859	890,713	995,904
Seven years later	759,080	750,226	747,954	912,615
Eight years later	755,744	753,753	766,964
Nine years later	760,274	770,975
Ten years later	772,541

Cumulative amount
of reserves paid:
One year later	255,078	246,935	273,744	328,691	338,377	358,526		391,524	395,561	372,642	437,855
Two years later	403,601	406,944	448,497	523,307	540,522	562,908		609,016	609,777	654,045
Three years later	511,281	525,840	566,804	656,234	674,740	695,315		753,893	801,234
Four years later	587,900	599,336	643,451	741,013	756,502	777,204		864,840
Five years later	629,908	645,271	690,301	790,902	801,602	838,597
Six years later	657,570	677,668	720,664	821,164	837,855
Seven years later	677,123	698,652	740,151	845,843
Eight years later	691,518	712,800	759,217
Nine years later	702,435	727,897
Ten years later	713,564

Redundancy/ (deficiency)	52,487	84,330	133,372	120,761	129,006	98,97	0	(1,560)	(108,485)	(160,981)	(173,441)
Redundancy/(deficiency) expressed as a percent of year end-reserves	6.4%	9.9%	14.8%	11.7%	11.5%	8.4%		(.1)%	(9.5)%	(14.0)%	(14.2)%
Cumulative redundancy/ (deficiency) excluding pre-1986 reserve development (1)	84,429	114,611	160,112	142,756	146,090	113,567		11,505	(97,807)	(151,130)	(165,771)

—————————

(1)

Excludes years not included in pooling arrangement with Harleysville Group.

Harleysville Group’s reserves primarily are derived from those established for the total pooled business. The terms of the pooling agreement provide that Harleysville Group is responsible only for pooled losses incurred on or after the effective date, January 1, 1986. The GAAP loss reserve experience of Harleysville Group, as reflected in its financial statements, is shown in the following table which sets forth a reconciliation of beginning and ending net reserves for unpaid losses and loss settlement expenses for the years indicated for the business of Harleysville Group only.

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2003	2002	2001
	(in thousands)

Reserves for losses and loss settlement expenses, beginning of the year	$857,182	$800,861	$792,584

Incurred losses and loss settlement expenses:
Provision for insured events of the current year	608,816	526,265	537,172
Increase (decrease) in provision for insured events of prior years	119,059	(4,648)	(17,350)

Total incurred losses and loss settlement expenses	727,875	521,617	519,822

Payments:
Losses and loss settlement expenses attributable to insured events of the current year	210,173	199,874	229,435
Losses and loss settlement expenses attributable to insured events of prior years	312,224	265,422	282,110

Total payments	522,397	465,296	511,545

Reserves for losses and loss settlement expenses, end of the year	$1,062,660	$857,182	$800,861

See page 12 for reconciliation of net reserves to gross reserves.

Harleysville Group recognized an increase in the provision for insured events of prior years (adverse development) of $119.1 million in 2003 primarily due to greater-than-expected claims severity in both commercial and personal lines. The adverse development consisted of $108.3 million in commercial lines and $10.8 million in personal lines. Harleysville Group recognized a decrease in the provision for insured events of prior years (favorable development) of $4.6 and $17.4 million in 2002 and 2001, respectively. The favorable development for 2002 primarily relates to lower-than-expected claim severity in the commercial and personal lines of business. The favorable development for 2001 primarily relates to lower-than-expected loss adjusting expenses. The 2001 favorable development includes $14.8 million of reductions in loss settlement expenses. Such reductions are related to benefits from initiatives to reduce costs of adjusting claims and to the favorable development on losses.

The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses for Harleysville Group. The effect of changes to the pooling agreement participation is reflected in this table. For example, the January 1, 1996 increase in Harleysville Group’s pooling participation from 60% to 65% is reflected in the first line of the 1996 column. Amounts of assets equal to increases in net liabilities were transferred to Harleysville Group from the Mutual Company in conjunction with each respective pooling change. The amount of the assets transferred has been netted against and has reduced the cumulative amounts paid for years prior to the pooling changes. For example, the 1995 column of the “Cumulative amount of reserves paid” portion of the table reflects the assets transferred in conjunction with the 1996 increase in the pooling percentage from 60% to 65% as a decrease netted in the “one year later” line. The cumulative amounts paid are reflected in this manner to maintain comparability. This is because when Harleysville Group pays claims subsequent to the date of a pool participation increase, the amounts paid are greater, however, the prior year’s reserve amounts are reflective of a lower pool participation percentage. By reflecting pooling participation increases in this manner, loss development is not obscured. Loss development reflects Harleysville Group’s share of the total pooled business loss development since January 1, 1986 when Harleysville Group began participation, plus loss development of any subsidiary not participating in the pooling agreement.

Loss development information for the total pooled business is presented on pages 8 to 9 to provide greater analysis of underlying claims development.

HARLEYSVILLE GROUP BUSINESS

	Year Ended December 31,
	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
	(dollars in thousands)

Reserve for losses and loss settlement expenses	$499,272	$535,452	$576,653	$718,700	$793,563	$813,519	$823,914	$792,584	$800,861	$857,182	$1,062,660
Reserves reestimated:
One year later	496,057	524,565	541,654	688,972	750,956	753,987	774,977	775,234	796,213	976,241
Two years later	483,635	507,090	513,555	662,393	704,157	717,324	761,234	781,117	909,048
Three years later	477,164	491,919	496,138	630,170	678,757	706,491	765,816	862,320
Four years later	468,804	482,834	473,084	611,179	670,534	705,615	815,380
Five years later	462,571	466,309	456,940	606,037	669,789	732,315
Six years later	450,152	453,934	452,885	606,642	688,055
Seven years later	439,842	450,675	454,267	616,886
Eight years later	436,846	451,648	462,428
Nine years later	438,538	458,522
Ten years later	441,844

Cumulative amount of reserves paid:
One year later	161,557	164,849	105,774	200,907	228,622	252,972	279,153	282,110	265,422	312,224
Two years later	254,840	219,225	204,030	330,158	371,624	397,685	433,901	434,579	465,001
Three years later	290,667	283,816	281,546	423,337	465,897	491,274	536,547	569,696
Four years later	329,830	330,705	334,204	482,016	523,050	548,696	613,701
Five years later	355,338	361,250	365,574	516,221	553,984	590,172
Six years later	372,727	382,214	385,720	536,473	577,360
Seven years later	384,443	395,607	398,214	551,515
Eight years later	393,092	404,257	409,215
Nine years later	399,416	412,400
Ten years later	404,702

Redundancy/(deficiency)	57,428	76,930	114,225	101,814	105,508	81,204	8,534	(69,736)	(108,187)	(119,059)

Redundancy/(deficiency) expressed as a percent of year end reserves	11.5%	14.4%	19.8%	14.2%	13.3%	10.0%	1.0%	(8.8)%	(13.5)%	(13.9)%

Gross reserve	$560,811	$603,088	$645,941	$796,820	$868,393	$893,420	$901,352	$864,843	$879,056	$928,335	$1,219,977
Ceded reserve	61,539	67,636	69,288	78,120	74,830	79,901	77,438	72,259	78,195	71,153	157,317
Net reserve	$499,272	$535,452	$576,653	$718,700	$793,563	$813,519	$823,914	$792,584	$800,861	$857,182	$1,062,660

Gross re-estimated	$542,999	$571,517	$579,013	$741,976	$814,145	$859,595	$963,216	$1,027,248	$1,072,898	$1,129,007
Ceded re-estimated	101,155	112,995	116,585	125,090	126,090	127,280	147,836	164,928	163,850	152,766
Net re-estimated	$441,844	$458,522	$462,428	$616,886	$688,055	$732,315	$815,380	$862,320	$909,048	$976,241

Note:

The amount of cash and investments received equal to the increase in liabilities for unpaid losses and loss settlement expenses was

$93,966,000, $28,318,000 and $12,392,000 for the changes in pool participation in 1996, 1997 and 1998, respectively.

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

The reinsurance described below is maintained for the Company’s subsidiaries and the Mutual Company and its wholly-owned subsidiaries. Reinsurance premiums and recoveries are allocated to participants in the pooling agreement according to pooling percentages.

Reinsurance for property and auto physical damage losses is currently maintained under a per risk excess of loss treaty affording recovery to $8.5 million above a retention of $1.5 million. Harleysville Group’s 2003 pooling share of such recovery would be $6.1 million above a retention of $1.1 million. In addition, the Company’s subsidiaries and the Mutual Company and its wholly-owned subsidiaries are reinsured under a catastrophe reinsurance treaty effective for one year from July 1, 2003 which provides coverage ranging from 85.5% to 95.0% of up to $140.0 million in excess of a retention of $30.0 million for any given catastrophe. Harleysville Group’s 2003 pooling share of this coverage would range from 85.5% to 95.0% of up to $100.8 million in excess of a retention of $21.6 million for any given catastrophe. Accordingly, pursuant to the terms of the treaty, the maximum recovery would be $128.7 million for any catastrophe involving an insured loss equal to or greater than $170.0 million. Harleysville Group’s pooling share of this maximum recovery would be $92.6 million for any catastrophe involving an insured loss of $122.4 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Most terrorism losses would not be covered by the treaty. Harleysville Group has not purchased funded catastrophe covers. Harleysville Group and Mutual have purchased property per risk excess of loss reinsurance which covers certain terrorism losses and provides for recovery of up to $8.5 million in excess of $1.5 million of terrorism losses for any one risk under certain circumstances. The maximum recovery by Harleysville Group on a terrorism loss occurrence is $8.6 million.

Casualty reinsurance (including liability and workers compensation) is currently maintained under an excess of loss treaty affording recovery to $38.0 million above a retention of $2.0 million for each loss occurrence. Harleysville Group’s 2003 pooling share of a recovery would be up to $27.4 million above a retention of $1.4 million. In addition, there is reinsurance to protect Harleysville Group from large workers compensation losses. For umbrella liability coverages, reinsurance protection up to $14.0 million is provided over a retention of $1.0 million. Harleysville Group’s 2003 pooling share would provide for recovery of $10.1 million over a retention of $0.7 million. The casualty reinsurance programs provide coverage for a terrorist event with no reinstatement provision.

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

Marketing. Harleysville Group markets its insurance products through independent agencies and monitors the performance of these agencies relative to many factors including profitability, growth and retention. At December 31, 2003, there were approximately 1,700 agencies.

Investments

An important element of the financial results of Harleysville Group is the return on invested assets. An investment objective of Harleysville Group is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. An objective also is to provide adequate funds to pay claims without forced sales of investments. At December 31, 2003, substantially all of Harleysville Group’s fixed maturity investment portfolio was rated at investment grade and the investment portfolio did not contain any real estate or mortgage loans. Harleysville Group also invests in equity securities with the objective of capital appreciation.

Harleysville Group has adopted and follows an investment philosophy which precludes the purchase of non-investment grade fixed income securities. However, due to uncertainties in the economic environment, it is possible that the quality of investments held in Harleysville Group’s portfolio may change.

The following table shows the composition of Harleysville Group’s fixed maturity investment portfolio at amortized cost, excluding short-term investments, by rating as of December 31, 2003:

	December 31, 2003
	Amount	Percent
	(dollars in thousands)

Rating(1)
U.S. Treasury and U.S. agency bonds(2)	$354,174	21.8%
Aaa	660,956	40.7
Aa	392,296	24.2
A	178,716	11.0
Baa	15,265	1.0
Ba	21,315	1.3
C	49	0.0

Total	$1,622,771	100.0%

——————

(1)

Ratings assigned by Moody’s Investors Services, Inc.

(2)

Includes GNMA pass-through obligations and collateralized mortgage obligations.

Harleysville Group invests in both taxable and tax-exempt fixed income securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds made up approximately 47%, 44% and 40% of the total investment portfolio at December 31, 2003, 2002 and 2001, respectively.

The following table shows the composition of Harleysville Group’s investment portfolio at carrying value, excluding short-term investments, by type of security as of December 31, 2003:

	December 31, 2003
	Amount	Percent
	(dollars in thousands)

Fixed maturities:
U.S. Treasury obligations	$73,986	4.0%
U.S. agency obligations	99,571	5.5
Mortgage-backed securities	191,367	10.5
Obligations of states and political subdivisions	852,687	46.8
Corporate securities	468,021	25.7

Total fixed maturities	1,685,632	92.5

Equity securities	137,590	7.5

Total	$1,823,222	100.0%

Investment results of Harleysville Group’s fixed maturity investment portfolio are as shown in the following table:

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)

Invested assets(1)	$1,529,906	$1,416,294	$1,379,551
Investment income(2)	$84,172	$84,438	$83,191
Average yield	5.5%	6.0%	6.0%

——————

(1)

Average of the aggregate invested amounts at amortized cost at the beginning and end of the period.

(2)

Investment income does not include investment expenses, realized investment gains or losses or provision for income taxes.

The following table indicates the composition of Harleysville Group’s fixed maturity investment portfolio at carrying value, excluding short-term investments, by time to maturity as of December 31, 2003:

	December 31, 2003
	Amount	Percent
	(dollars in thousands)
Due in(1)

1 year or less	$110,240	6.5%
Over 1 year through 5 years	529,758	31.4
Over 5 years through 10 years	722,544	42.9
Over 10 years	131,723	7.8
	1,494,265	88.6

Mortgage-backed securities	191,367	11.4

Total	$1,685,632	100.0%

——————

(1)

Based on stated maturity dates with no prepayment assumptions. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The average expected life of Harleysville Group’s investment portfolio as of December 31, 2003 was approximately 4.9 years.

Regulation

Insurance companies are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company’s business and financial condition. The purpose of such supervision and regulation is the protection of policyholders. The extent of such regulation varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments typically includes the establishment of standards of solvency which must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of and limitations on investments, approval process for premium rates for property and casualty insurance, the provisions which insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders and the approval of policy forms. Such insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

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

State laws also require Harleysville Group to participate in involuntary insurance programs for automobile insurance, as well as other property and casualty lines, in states in which Harleysville Group writes such lines. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (“FAIR”) plans, reinsurance facilities and wind storm plans. These state laws generally require all companies that write lines covered by these programs to provide coverage (either directly or through reinsurance) for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct written premiums or the number of automobiles insured. Generally, state law requires participation in such programs as a condition to doing business. The loss ratio on insurance written under involuntary programs generally has been greater than the loss ratio on insurance in the voluntary market.

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

Insurance holding company acts require that all transactions involving any insurer within the holding company system, including those involving the Mutual Company and the Company’s insurance subsidiaries, must be fair and equitable to that insurer. Further, approval of the applicable insurance commissioner is required prior to the consummation of a transaction affecting the control of an insurer.

The Terrorism Risk Insurance Act of 2002 (“the Act”) established a program that will run through 2005 that provides a backstop for insurance-related losses resulting from any “act of terrorism” as defined. Under the program, the federal government will pay 90% of covered losses after an insurer’s losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses.

The statutory formula for determining a company’s deductible for each year is based on the company’s direct commercial earned premiums for the prior calendar year multiplied by a specified percentage. The specified percentages are 10% for 2004 and 15% for 2005.

The Act requires all property and casualty insurers to make terrorism insurance coverage available in all of their covered commercial property and casualty insurance policies (as defined in the Act).

In the event the Act is not renewed, or is renewed in a materially different form, the Company may have to attempt to obtain appropriate reinsurance for the related terrorism risk, seek exclusions from coverage related to terrorism exposure from the appropriate regulatory authorities, limit certain of its writings, or pursue a solution encompassing aspects of one or all of the foregoing.

The property and casualty insurance industry has been subject to significant public scrutiny and comment primarily due to concerns regarding solvency issues, rising insurance costs, and the industry’s methods of operations. Accordingly, regulations and legislation may be adopted or enacted: to provide a greater role for the federal government in regulation of insurance companies; to strengthen state oversight, particularly in the field of solvency and investments; to further restrict an insurer’s flexibility in underwriting and pricing risks; and to impose new taxes and assessments. It is not possible to predict whether, in what form or in what jurisdictions any of these measures might be adopted or the effect, if any, on Harleysville Group.

The Company’s insurance subsidiaries generally are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary, for the preceding year. Applying the current regulatory restrictions as of December 31, 2003, $47.6 million would be available for distribution to Harleysville Group Inc. during 2004 without prior approval. The Company’s insurance subsidiaries paid dividends of $12.0 million in 2002 and $10.0 million in 2001 to Harleysville Group Inc. An additional $42.0 million in aggregate dividends were declared by the Company’s insurance subsidiaries in 2002 and $11.6 million remains as a receivable on the books of the Company at December 31, 2003. The remaining $30.4 million in aggregate dividends declared in 2002 was rescinded in 2003.

Various states have adopted the National Association of Insurance Commissioners (NAIC) risk-based capital (RBC) standards that require insurance companies to calculate and report statutory capital and surplus needs based on a formula measuring underwriting, investment and other business risks inherent in an individual company’s operations. These RBC standards have not affected the operations of Harleysville Group since each of the Company’s insurance subsidiaries has statutory capital and surplus in excess of RBC requirements.

Various states have adopted the NAIC’s Codification of Statutory Accounting Principles which were effective January 1, 2001. The codified principles are intended to provide a basis of accounting recognized and adhered to in the absence of, conflict with, or silence of, state statutes and regulations. The impact of the codified principles on the January 1, 2001 statutory capital and surplus of the Company’s insurance subsidiaries ranged from a decrease of $0.4 million to an increase of $6.4 million and was an increase of $21.0 million on a consolidated basis.

Harleysville Group is required to file financial statements for its subsidiaries, prepared by using statutory accounting practices, with state regulatory authorities. The adjustments necessary to reconcile net income (loss) and shareholders’ equity determined by using SAP to net income (loss) and shareholders’ equity determined in accordance with GAAP are as follows:

	Net Income (Loss) Year Ended December 31,			Shareholders’ Equity December 31,
	2003	2002	2001	2003	2002
	(in thousands)

SAP amounts	$(90,621)	$42,338	$41,095	$475,665	$509,344
Adjustments:
Deferred policy acquisition costs	4,137	8,820	1,317	99,033	94,896
Deferred income taxes	22,814	(708)	3,626	17,731	357
Unrealized investment gains				65,483	72,985
Pension	13,385	(1,783)	(2,644)	(14,807)	(25,750)
Other, net	4,544	(2,142)	201	23,646	18,982
Holding company(1)	(1,888)	(270)	(102)	(94,004)	(38,702)

GAAP amounts	$(47,629)	$46,255	$43,493	$572,747	$632,112

——————

(1)

Represents the GAAP loss and equity amounts for Harleysville Group Inc., excluding the earnings of and investment in subsidiaries.

Relationship with the Mutual Company

Harleysville Group’s operations are interrelated with the operations of the Mutual Company due to the pooling arrangement and other factors. The Mutual Company owned approximately 57% of the issued and outstanding common stock of Harleysville Group Inc. at December 31, 2003. Harleysville Group employees provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. The cost of facilities and employees required to conduct the business of both companies is charged on a cost-allocated basis. Harleysville Group also manages the operations of the Mutual Company and its wholly-owned subsidiaries pursuant to a management agreement which commenced January 1, 1993 under which Harleysville Group received a management fee. Harleysville Group received $7.2 million, $6.8 million, and $7.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, for all such management services.

All of the Company’s officers are officers of the Mutual Company, and six of the Company’s eight directors are directors of the Mutual Company. A coordinating committee exists to review and evaluate the pooling agreement and other material transactions between Harleysville Group and the Mutual Company and is responsible for matters involving actual or potential conflicts of interest between the two companies. The coordinating committee currently consists of five non-employee directors, two from Harleysville Group Inc. and two from the Mutual Company all of whom are not members of both Boards and one, a non-voting Chairman, who is a member of both Boards. The decisions of the coordinating committee are binding on the two companies. No intercompany transaction can be authorized by the coordinating committee unless both of the Company’s committee members conclude that such transaction is fair and equitable to Harleysville Group. For information concerning the members of the coordinating committee, see “Board and Committee Meetings” section on pages 8 to 10 of the Company’s proxy statement relating to the annual meeting of the shareholders to be held April 28, 2004 which is incorporated by reference in this Form 10-K Report.

The Mutual Company leases the home office from Harleysville Group with which it shares most of the facility. Rental income under the lease was $3.6 million for 2003 and $3.5 million for 2002 and 2001. Harleysville Group believes that the lease terms are no less favorable to it than if the property were leased to a non-affiliate.

In connection with the acquisition of Mid-America and HIC New York, the Company borrowed approximately $18.5 million from the Mutual Company. See Note 7 of the Notes to Consolidated Financial Statements. For additional information with respect to transactions with the Mutual Company, see Note 2 of the Notes to Consolidated Financial Statements.

Employees

All employees are paid by Harleysville Group Inc. and, accordingly, are considered to be employees of Harleysville Group Inc. As of December 31, 2003, there were 2,452 employees. They provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. See “Business-Relationship with the Mutual Company” and Note 2 of the Notes to Consolidated Financial Statements.

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

Item 2.

Properties.

The buildings which house the headquarters of Harleysville Group and the Mutual Company are leased to the Mutual Company by a subsidiary of Harleysville Group. See “Business-Relationship with the Mutual Company.” The Mutual Company charges Harleysville Group for an appropriate portion of the rent under an intercompany allocation agreement. The buildings containing the headquarters of Harleysville Group and the Mutual Company have approximately 220,000 square feet of office space. Harleysville Group also rents office facilities in certain of the states in which it does business.

Item 3.

Legal Proceedings.

Harleysville Group is a party to numerous lawsuits arising in the ordinary course of its insurance business. Harleysville Group believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders during the fourth quarter of 2003.

PART II

Item 5.

Market for the Registrant’s Common Stock Related Stockholder Matters and Issuer Purchases of Equity Securities.

The stock of Harleysville Group Inc. is quoted on the Nasdaq National Market System, and assigned the symbol HGIC. At the close of business on March 1, 2004, the approximate number of holders of record of Harleysville Group Inc.’s common stock was 2,364 (counting all shares held in single nominee registration as one shareholder).

The payment of dividends is subject to the discretion of Harleysville Group Inc.’s Board of Directors which each quarter considers, among other factors, Harleysville Group’s operating results, overall financial condition, capital requirements and general business conditions. The present quarterly dividend of $0.17 per share paid in each of the third and fourth quarters of 2003 is expected to continue during 2004. As a holding company, one of Harleysville Group Inc.’s sources of cash with which to pay dividends is dividends from its subsidiaries. Harleysville Group Inc.’s insurance company subsidiaries are subject to state laws that restrict their ability to pay dividends. See Note 8 of the Notes to Consolidated Financial Statements.

The following table sets forth the amount of cash dividends declared per share, and the high and low bid quotations as reported by Nasdaq for Harleysville Group Inc.’s common stock for each quarter during the past two years.

	High	Low	Cash Dividends Declared
2003
First Quarter	$27.50	$22.38	$.165
Second Quarter	26.84	21.35	.165
Third Quarter	26.37	21.15	.17
Fourth Quarter	24.25	18.40	.17

	High	Low	Cash Dividends Declared
2002
First Quarter	$27.26	$22.60	$.15
Second Quarter	32.37	24.46	.15
Third Quarter	27.87	19.57	.165
Fourth Quarter	29.05	23.32	.165

Item 6.

Selected Financial Data.

At December 31, 2003, Harleysville Group Inc. (Company) was approximately 57% owned by Harleysville Mutual Insurance Company (Mutual). Harleysville Group Inc. and its wholly owned subsidiaries (collectively, Harleysville Group) are engaged in property and casualty insurance. These subsidiaries are: Harleysville-Atlantic Insurance Company, Harleysville Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Lake States Insurance Company, Harleysville Preferred Insurance Company, Harleysville Worcester Insurance Company, Mid-America Insurance Company, and Harleysville Ltd., a real estate partnership that owns the home office.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)

Income Statement Data(1):
Premiums earned	$823,407	$764,636	$729,889	$688,330	$707,200
Investment income, net	86,597	86,265	85,518	86,791	85,894
Realized investment gains (losses)	(920)	(18,448)	(3,071)	9,780	16,222
Total revenues	924,965	847,736	827,751	802,571	824,756
Income (loss) before income taxes	(89,450)	56,482	51,800	57,705	47,752
Income taxes (benefit)	(41,821)	10,227	8,307	9,013	4,935
Net income (loss)	(47,629)	46,255	43,493	48,692	39,913
Basic earnings (loss) per share	$(1.59)	$1.56	$1.49	$1.69	$1.37
Diluted earnings (loss) per share	$(1.59)	$1.53	$1.46	$1.67	$1.35
Cash dividends per share	$.67	$.63	$.58	$.55	$.52

Balance Sheet Data at Year End:
Total investments	$1,854,633	$1,706,900	$1,611,144	$1,599,125	$1,604,022
Total assets	2,680,389	2,311,524	2,045,290	2,021,862	2,020,056
Debt	120,145	95,620	96,055	96,450	96,810
Shareholders’ equity	572,747	632,112	590,298	566,581	526,894
Shareholders’ equity
per share	$19.16	$21.13	$20.05	$19.54	$18.29

——————

(1)

The Company’s insurance subsidiaries participate in an underwriting pooling arrangement with Mutual. Harleysville Group’s participation was 72% for all years presented. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 2(a) of the Notes to Consolidated Financial Statements.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements contained herein (other than statements of historical facts) are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to the Company’s growth and economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect on Harleysville Group. There can be no assurance that future developments will be in accordance with management’s expectations so that the effect of future developments on Harleysville Group will be those anticipated by management. Actual financial results including premium growth and underwriting results could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves; catastrophe losses; competition in insurance product pricing; government regulation and changes therein which may impede the ability to charge adequate rates; performance of the financial markets; fluctuations in interest rates; availability and price of reinsurance; the Best’s rating of Harleysville Group; and the status of labor markets in which the Company operates.

Overview

The Company’s net income is primarily determined by three elements:

●

net premium income

●

investment income

●

amounts paid or reserved to settle insured claims

Positive variations in premium income are subject to a number of factors, including

●

limitations on rates arising from the competitive market place or regulation

●

limitation on available business arising from a need to maintain the quality of underwritten risks

●

the Company’s ability to maintain its A- (“excellent”)rating by A.M. Best

●

the ability of the Company to maintain a reputation for efficiency and fairness in claims administration

Positive variations on investment income are subject to a number of factors, including

●

general interest rate levels

●

specific adverse events affecting the issuers of debt obligations held by the Company

●

changes in the prices of equity securities generally and those held by the Company specifically

Loss and loss settlement expenses are affected by a number of factors, including

●

the quality of the risks underwritten by the Company

●

the nature and severity of catastrophic losses

●

the availability, cost and terms of reinsurance

●

underlying settlement costs, including medical and legal costs

The Company seeks to manage each of the foregoing to the extent within its control. Many of the foregoing factors are partially, or entirely, outside of the control of the Company.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require Harleysville Group to make estimates and assumptions (see Note 1 of the Notes to Consolidated Financial Statements). Harleysville Group believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation. The judgments, or the methodology on which the judgments are made, are reviewed quarterly with the Audit Committee.

Liabilities for Losses and Loss Settlement Expenses. The liability for losses and loss settlement expenses represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims which have not yet been reported to Harleysville Group. The amount of loss reserves for reported claims is based primarily upon a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for unreported claims and loss settlement expense reserves are determined utilizing historical information by line of insurance as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results. Estimates of the liabilities are reviewed and updated on a regular basis using the most recent information on reported claims and a variety of statistical techniques. It is expected that such estimates will be more or less than the amounts ultimately paid when the claims are settled. Changes in these estimates are reflected in current operations.

Investments. Generally, unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income and, accordingly, have no effect on net income. However, if the fair value of an investment declines below its cost and that decline is deemed other than temporary, the amount of the decline below cost is charged to earnings. Harleysville Group monitors its investment portfolio and reviews investments that have experienced a decline in fair value below cost each quarter to evaluate whether the decline is other than temporary. Such evaluations consider, among other things, the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future.

Harleysville Group evaluates its investment portfolio quarterly to determine if a decline in fair value below cost is other than temporary. Harleysville Group has written down to fair value, without exception, any equity security that has declined below cost by more than 20% and maintained such decline for six months, or by 50% or more, in the quarter in which either such decline occurred. In some cases, securities that have declined by a lesser amount or for a shorter period of time are written down if the evaluation indicates the decline is other than temporary. For example, one equity security had declined for a short period of time but was written down in the fourth quarter of 2002 when the sale of the company at a value less than our cost was announced. Fair value of equity securities is based on the closing market value as reported by a national stock exchange or Nasdaq. The fair value of fixed maturities is based upon data supplied by an independent pricing service. It can be difficult to determine the fair value of non-traded securities but Harleysville Group does not own a material amount of non-traded securities.

Policy Acquisition Costs. Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and agency expenses that vary with and are directly related to the production of business, are deferred and amortized over the effective period of the related insurance policies and in proportion to the premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. The estimation of net realizable value takes into account the premium to be earned, related investment income over the claim paying period, expected losses and loss settlement expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss settlement expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the acquisition costs are unrecoverable, further analyses are completed to determine if a reserve is required to provide for losses that may exceed the related unearned premiums.

Contingencies. Besides claims related to its insurance products, Harleysville Group is subject to proceedings, lawsuits and claims in the normal course of business. Harleysville Group assesses the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. There can be no assurance that actual outcomes will be consistent with those assessments.

The application of certain of these critical accounting policies to the years ended December 31, 2003 and 2002 is discussed in greater detail below.

Results of Operations

Harleysville Group underwrites property and casualty insurance in both the personal and commercial lines of insurance. The personal lines of insurance include both auto and homeowners, and the commercial lines include auto, commercial multi-peril and workers compensation. The business is marketed primarily in the eastern and midwestern United States through independent agents.

Historically, Harleysville Group’s results of operations have been influenced by factors affecting the property and casualty insurance industry in general. The operating results of the United States property and casualty insurance industry have been subject to significant variations due to competition, weather, catastrophic events, regulation, the availability and cost of satisfactory reinsurance, general economic conditions, judicial trends, fluctuations in interest rates and other changes in the investment environment.

Harleysville Group’s premium growth and underwriting results have been, and continue to be, influenced by market conditions. Insurance industry price competition has often made it difficult both to obtain and to retain properly priced personal and commercial lines business. It is management’s policy to maintain its underwriting standards, even at the expense of premium growth.

The key elements of Harleysville Group’s business model are the sales of properly priced and underwritten personal and commercial property and casualty insurance through independent agents and the investment of the premiums in a manner that assures claims and expenses can be paid while providing a return on the capital employed. Loss trends and investment performance are critical factors in influencing the success of the business model. These factors are affected by the factors impacting the insurance industry in general as described above and factors unique to Harleysville Group as described in the following discussion.

Transactions with Affiliates

The Company’s property and casualty subsidiaries participate in a pooling agreement with Mutual. The pooling agreement provides for the allocation of premiums, losses, loss settlement expenses and underwriting expenses between Harleysville Group and Mutual. Harleysville Group is not liable for any pooled losses occurring prior to January 1, 1986, the date the pooling agreement became effective. Harleysville Group’s participation in the pool has been 72% since January 1, 1998.

Because the pooling agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the pooling agreement provides for the right of offset and the amount of credit risk with Mutual was not material at December 31, 2003 and 2002. Mutual has an A. M. Best rating of “A-” (Excellent).

Harleysville Group has off-balance-sheet credit risk related to approximately $71 million and $68 million of premium balances due to Mutual from agents and insureds at December 31, 2003 and 2002, respectively. Mutual bills and collects such receivables on behalf of Harleysville Group for efficiency reasons. Harleysville Group recognizes any associated bad debts, which have not been material.

Harleysville Group has attempted to reduce the potential impact of future catastrophes by achieving greater geographic distribution of risks, reducing exposure in catastrophe-prone areas and through reinsurance, including an agreement with Mutual. Effective January 1, 1997, Harleysville Group entered into a reinsurance agreement with Mutual whereby Mutual, in return for a reinsurance premium, reinsured accumulated catastrophe losses up to $14.4 million in a quarter for 2003, 2002 and 2001. This reinsurance coverage was in excess of a retention of $3.6 million in a quarter for 2003, 2002 and 2001. The agreement excludes catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplements the existing external catastrophe reinsurance program. Under this agreement, Harleysville Group ceded to Mutual premiums earned of $8.4 million, $7.8 million and $7.0 million, and losses incurred of $4.2 million, $0.3 million and $8.0 million for 2003, 2002 and 2001, respectively. The premiums for this reinsurance were established in consultation with an independent actuarial firm.

Harleysville Ltd. is a subsidiary of the Company and leases the home office to Mutual, which shares the facility with Harleysville Group. Rental income under the lease was $3.6 million for 2003 and $3.5 million for both 2002 and 2001 and is included in other income after elimination of intercompany amounts of $2.2 million in 2003 and 2002 and $2.1 million in 2001. The lease has a five-year term expiring December 31, 2004 and includes a formula for additional rent for any additions, improvements or renovations. Mutual is responsible for the building operating expenses including maintenance and repairs. The pricing of the lease was based upon an appraisal obtained from an independent real estate appraiser.

Harleysville Group provides certain management services to Mutual and other affiliates. Harleysville Group received a fee of $7.2 million, $6.8 million and $7.3 million in 2003, 2002 and 2001, respectively, for its services under these management agreements. Under related agreements, Harleysville Group serves as the paymaster for Harleysville companies, with each company being charged for its proportionate share of salary and employee benefits expense based upon time allocation. The level of fees has been approved by each state insurance department having jurisdiction.

Intercompany balances are created primarily from the pooling arrangement (settled quarterly), allocation of common expenses, collection of premium balances and payment of claims (settled monthly). No interest is charged or received on intercompany balances due to the timely settlement terms and nature of the items.

Harleysville Group borrowed $18.5 million from Mutual in connection with the acquisition of Mid-America and HIC New York in 1991. It was a demand loan with a stated maturity in March 1998. In February 1998, the maturity was extended to March 2005 and the interest rate became LIBOR plus 0.65%, which was a commercially reasonable market rate in 1998. Interest expense on this loan was $0.3 million, $0.5 million and $0.9 million in 2003, 2002 and 2001, respectively.

Harleysville Group has no material relationships with current or former members of management other than compensatory plans and arrangements disclosed or described in the Company’s public filings.

2003 Compared to 2002

Premiums earned increased $58.8 million, or 8% for the year ended December 31, 2003. The increase was primarily due to an increase in premiums earned for commercial lines of $75.8 million, or 14%, partially offset by a decrease of $17.0 million, or 8%, in personal lines premiums earned. The increase in premiums earned for commercial lines primarily was due to higher rates. The decrease in premiums earned for personal lines primarily was due to fewer policy counts and was partially offset by higher rates. The reduction in personal lines volume was driven primarily by a reduction in personal automobile business from the implementation of more stringent underwriting processes.

Investment income increased $0.3 million for the year ended December 31, 2003, resulting from an increase in invested assets, partially offset by a lower yield on the fixed maturity investment portfolio.

Realized investment losses improved $17.5 million for the year ended December 31, 2003, primarily resulting from lesser losses recognized on investments that were trading below cost on an other-than-temporary basis.

There were impairment charges of $0.5 million and $29.1 million for the years ended December 31, 2003 and 2002, respectively. Harleysville Group had gross realized losses of $3.6 million in 2003 which were from the sales of securities which had not declined by more than 20% below their cost for more than six months at the time of their sale.

Harleysville Group holds securities with unrealized losses at December 31, 2003 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	Over 12 Months
	(in thousands)

Equity securities	$16,133	$908	$522	$386
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$48,794	$754	$754
Obligations of state and political subdivisions	42,997	696	696
Corporate securities	32,361	2,845	185	$2,660
Mortgage-backed securities	27,636	436	436
Total fixed maturities	$151,788	$4,731	$2,071	$2,660

Substantially all of the unrealized loss on fixed maturity securities is associated with securities classified as available for sale and carried at fair value on the balance sheet.

There are six positions that comprise the unrealized loss in equity investments at December 31, 2003. They have had volatile price movements and have not been significantly below cost for significant continuous amounts of time and the securities that traded below cost for twelve months or longer have all traded above cost in early 2004.

There are $21.4 million in fixed maturity securities, at amortized cost, that at December 31, 2003, had been below amortized cost for over 12 months. These are comprised of airline enhanced equipment trust certificates (EETC) as follows:

	Cost	Fair Value	Maturity Dates
	(in thousands)

American Airlines	$14,398	$12,967	2011
United Airlines	6,952	5,723	2010-2012

	$21,350	$18,690

After the events of September 11, 2001, air travel and the value of these airlines’ EETC securities declined. The EETCs are all “A tranche” holdings, which means they are in a senior credit position to the underlying airplane collateral value as compared to B and C tranche holders. At the time of issuance, the collateral was appraised at approximately twice the value of the A tranche EETCs. Recent estimates indicate that in a distressed sale scenario, the value of the collateral would be approximately the same as the EETCs’ cost. These EETC’s currently carry an investment grade debt rating and the market value has improved over the past year. Harleysville Group is participating in certain EETC creditor committees and is monitoring developments. It is possible that these EETCs may be written down in the income statement in the future, depending upon developments involving both the issuers and world events which impact the level of air travel.

Income (loss) before income taxes decreased $145.9 million for the year ended December 31, 2003 compared to the same prior year period. The decrease was primarily due to a greater underwriting loss, partially offset by lesser realized investment losses.

The greater underwriting loss was primarily due to greater loss severity, an increase in the provision for insured events in prior years and higher catastrophe losses. The 2003 provision for insured events in prior years was $119.1 million of adverse development compared to $4.6 million of favorable development in 2002.

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group’s statutory combined ratio increased to 123.2% for the year ended December 31, 2003, from 101.9% for the year ended December 31, 2002. Such increase was due to a higher underwriting loss in both commercial lines and personal lines, primarily resulting from the adverse loss development and catastrophe losses.

The statutory combined ratios by line of business for the year ended December 31, 2003, as compared to the year ended December 31, 2002, were as follows:

	For the Year Ended December 31,
	2003	2002

Commercial:
Automobile	112.1%	91.6%
Workers compensation	178.2%	127.4%
Commercial multi-peril	118.3%	93.7%
Other commercial	87.9%	86.3%
Total commercial	123.6%	99.5%

Personal:
Automobile	124.6%	115.8%
Homeowners	114.6%	97.6%
Other personal	137.0%	74.1%
Total personal	121.8%	108.1%
Total personal and commercial	123.2%	101.9%

Statutory pension expense totaled $18.2 million in 2003 and $1.7 million in 2002, and added 2.2 points and 0.2 points to the combined ratios for 2003 and 2002, respectively. However, GAAP pension expense totaled $4.7 million in 2003 and $3.5 million in 2002 and thus had a lesser impact on GAAP earnings comparisons.

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	December 31,
	2003	2002
	(in thousands)

Commercial:
Automobile	$228,356	$181,537
Workers compensation	294,750	230,705
Commercial multi-peril	320,607	243,312
Other commercial	59,042	47,109
Total commercial	902,755	702,663

Personal:
Automobile	117,034	115,025
Homeowners	41,264	37,768
Other personal	1,607	1,726
Total personal	159,905	154,519
Total personal and commercial	1,062,660	857,182

Plus reinsurance recoverables	157,317	71,153

Total liability	$1,219,977	$928,335

The commercial lines statutory combined ratio increased to 123.6% for the year ended December 31, 2003 from 99.5% for the year ended December 31, 2002. The increase is primarily due to the adverse development in the provision for insured events in prior years, greater loss severity and greater catastrophe losses, particularly in commercial multi-peril insurance.

The $119.1 million of 2003 adverse development in the provision for insured events in prior years was primarily in the following lines: commercial automobile ($29.3 million), workers compensation ($48.8 million), commercial multi-peril ($31.8 million) and personal automobile ($11.5 million). Of the adverse development, $100.8 million was attributable to the 1998 to 2002 accident years and the balance was attributable to earlier accident years. The 2003 adverse development represented 13.9% of the December 31, 2002 net liability for unpaid losses and loss settlement expenses.

Harleysville Group had publicly noted adverse loss trends in its workers compensation line for several quarters during 2002 and the trends were again worse than expected throughout 2003. These trends are consistent with the experience of other companies writing this coverage, many of which have, during the past two years, made substantial additions to their reserves for insured events in prior years in this line of insurance. The change in loss development patterns in 2003 was influenced by a number of factors. A reorganization of Harleysville Group’s claims operations resulted in more proactive claims management which, in turn, provided more contemporaneous loss estimates. In addition, weak economic conditions have hampered the ability to return injured workers to employment thus extending the estimated length of disabilities and medical loss cost trends have increased.

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group’s pooling share of the total pooled amounts:

	For the Year Ended December 31,
	2003	2002
	(dollars in thousands)

Number of claims pending, beginning of period	8,900	10,819
Number of claims reported	12,952	16,053
Number of claims settled or dismissed	(13,847)	(17,972)
Number of claims pending, end of period	8,005	8,900

Losses paid	$82,003	$80,578
Loss settlement expenses paid	$16,465	$16,094

Workers compensation losses primarily consist of indemnity and medical costs for injured workers. The reduction in claim counts reflects the impact of a reduction in workers compensation exposure as policy counts have declined.

The adverse development in commercial and personal automobile primarily was due to higher loss severity trends that became evident in the third and fourth quarters when case reserve increases were recognized. The case reserve increases for commercial automobile included the impact of adverse litigation trends. Harleysville Group had previously publicly noted an increase in litigation on bodily injury cases and a slowing of the rate of settlement. The combination of all of these factors resulted in the increased estimate of ultimate losses.

The adverse development in commercial multi-peril primarily was due to higher loss severity trends that became evident in the third and fourth quarters when case reserve increases were recognized. Like commercial auto, the trend of increased litigation and a slowing rate of settlement resulted in the increased estimate of ultimate losses. While Harleysville Group had not incurred material construction defect liability losses prior to 2003, it increased its provision for insured events of prior years by an additional $3.6 million for estimated losses on construction defect liability claims because of increased case activity in the third and fourth quarters of 2003.

Harleysville Group records the actuarial best estimate of the ultimate unpaid losses and loss settlement expenses incurred. Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends.

A statistically determined range of estimates for commercial lines is $767.8 million to $977.5 million and for personal lines is $123.9 million to $166.0 million. The range of estimates around the actuarial best estimates is statistically determined in order to provide information regarding the variability of the actuarial best estimates. The ranges were determined using both paid and incurred loss development data with a 1,000 trial simulation run against each set of data. Development factors within each 12-month development period were assumed to be normally distributed with the means equal to the estimated age-to-age factors, and the standard deviations equal to the actual standard deviations of the data used. The resulting ranges produced by the simulation were then used to create a reasonable representation of a 90% confidence interval using the 5% point as the low end of the range and the 95% point as the high end of the range.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. The aforementioned reorganization of the claims operation has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and give rise to uncertainty as to the pattern of future loss settlements. Litigation on bodily injury liability cases has increased during the past two years while the rate of settlement has slowed. These changed patterns give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury liability claims. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at December 31, 2003. For every 1% change in the estimate, the effect on pre-tax income would be $10.6 million.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not incurred significant losses from such claims.

The personal lines statutory combined ratio increased to 121.8% for the year ended December 31, 2003 from 108.1% for the year ended December 31, 2002. In addition to the aforementioned effects of adverse development, the remaining increase primarily was due to higher catastrophe losses which affected the homeowners line and higher loss severity which affected each of the personal lines.

Net catastrophe losses increased $15.2 million and losses ceded under the aggregate catastrophe reinsurance agreement with Mutual increased $3.8 million for the year ended December 31, 2003. The increase was due to a greater number and more severe catastrophes in 2003, including $8.8 million of losses from Hurricane Isabel.

Effective for one year from July 1, 2003, the Company’s subsidiaries and Mutual and its wholly-owned subsidiaries renewed its catastrophe reinsurance which provides coverage ranging from 85.5% to 95.0% of up to $140 million in excess of a retention of $30 million for any given catastrophe excluding terrorism for commercial lines. Harleysville Group’s 2003 pooling share of this coverage would range from 85.5% to 95.0% of up to $100.8 million in excess of a retention of $21.6 million for any given catastrophe. Pursuant to the terms of the treaty, the maximum recovery would be $129 million for any catastrophe involving an insured loss equal to or greater than $170 million. Harleysville Group’s 2003 pooling share of this maximum recovery would be $93 million for any catastrophe involving an insured loss of $122 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Harleysville Group and Mutual have purchased property per risk excess of loss reinsurance which covers certain terrorism losses and provides for recovery of up to $8.5 million in excess of $1.5 million of terrorism losses for any one risk under certain circumstances. The maximum recovery by Harleysville Group on a terrorism loss occurrence is $8.6 million.

2002 Compared to 2001

Premiums earned increased $34.7 million, or 5% for the year ended December 31, 2002. The increase was primarily due to an increase in premiums earned for commercial lines of $59.8 million, or 12%, partially offset by a decrease of $25.1 million, or 11%, in personal lines premiums earned. The increase in premiums earned for commercial lines primarily was due to higher rates and was partially offset by fewer policy counts. The decline in policy counts was primarily in the workers compensation line of business. The decrease in premiums earned for personal lines primarily was due to fewer policy counts and was partially offset by higher rates. The reduction in personal lines volume was driven primarily by a planned reduction of business in certain less profitable states and the implementation of other more stringent underwriting processes.

Investment income increased $0.7 million, or 1%, for the year ended December 31, 2002, resulting from an increase in invested assets, partially offset by a lower yield on a fixed maturity investment portfolio.

Realized investment losses increased $15.4 million for the year ended December 31, 2002, primarily due to a $3.9 million decrease in gains on the sale of fixed maturity securities and an $11.5 million increase in losses from equity securities.

During 2002, Harleysville Group recognized other-than-temporary impairment charges as follows:

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
	(in thousands)

Equity Securities:
WorldCom	$2,444	$1,366	$		$
AOL Time Warner		3,641
AT&T		1,358
AT&T Wireless		1,162
Bristol-Myers		2,677
Corning Inc.		1,374
Solectron Corp.		1,205
Sun Microsystems		1,757
Tyco		2,480
Williams Cos.		3,559
Bank of NY				1,273
EMC Corp.				2,090
Schering-Plough				1,186
Household Intl.						670

Total equity securities	2,444	20,579		4,549		670

Fixed Maturities:
MCI Communications		665
United Airlines						206

Total fixed maturities		665				206

Total investments	$2,444	$21,244		$4,549		$876

During the third and fourth quarters of 2002, Harleysville Group began to sell equity securities as part of a plan to carry back realized tax losses to recover taxes previously paid. All but two of the equity securities recognized as impaired were sold in a subsequent quarter of 2002.

Harleysville Group had gross realized equity investment losses of $28.6 million in 2002, which consisted of impairment charges of $28.2 million and $0.4 million from equity securities that were sold. Harleysville Group had gross realized fixed maturity losses of $2.7 million in 2002, which consisted of impairment charges of $0.9 million, and $1.8 million from sales of one issuer’s bonds with a cost of $8.3 million that had been below cost for approximately six months at the time of sale.

Income before income taxes increased $4.7 million, or 9%, for the year ended December 31, 2002 due to the higher investment income and a lower underwriting loss, partially offset by the increased realized investment losses.

Harleysville Group’s statutory combined ratio improved to 101.9% for the year ended December 31, 2002 from 104.2% for the year ended December 31, 2001. Such decrease was due to improved results in both commercial lines and personal lines. The commercial lines combined ratio improved to 99.5% for the year ended December 31, 2002 from 100.0% for the year ended December 31, 2001. The personal lines combined ratio improved to 108.1% for the year ended December 31, 2002 from 113.1% for the year ended December 31, 2001. The improvement in commercial lines primarily was due to improved results in the commercial automobile and commercial multi-peril lines of business, partially offset by worse results in the workers compensation line of business, where losses have trended higher. The improvement in personal lines primarily was due to benefits from higher pricing, re-underwriting and agency management efforts, partially offset by higher loss trends in the personal automobile lines. The year ended December 31, 2001 also included estimated losses of $3.6 million resulting from the September 11, 2001 terrorist acts and a $2.6 million charge for guaranty fund and other assessments resulting from the liquidation of Reliance Insurance Company. These charges adversely affected the statutory combined ratio by 0.5 points and 0.4 points, respectively.

Losses ceded under the aggregate catastrophe reinsurance agreement with Mutual decreased by $7.6 million for the year ended December 31, 2002, as there were fewer severe storms than in the prior year.

Harleysville Group recognized favorable development in the provision for insured events of prior years of $4.6 million and $17.4 million in 2002 and 2001, respectively. Such development represents 0.6% and 2.2% of the net liability for unpaid losses and loss settlement expenses of $800.9 million and $792.6 million at December 31, 2001 and 2000, respectively. The favorable development for 2002 primarily related to lower-than-expected claim severity in both the commercial and personal lines of business. The favorable development for 2001 primarily related to lower-than-expected loss settlement expenses.

Of the $4.6 million of favorable development in 2002, $2.9 million was from commercial lines and was net of $6.7 million of favorable development in the 2001 accident year and $4.8 million of adverse development in the 1999 accident year and smaller amounts of development in every other accident year. The net liability for commercial lines unpaid losses and loss settlement expenses at December 31, 2001 for the 2001 and 1999 accident years was $236.2 million and $91.9 million, respectively. Favorable development in personal lines was $1.7 million for 2002 and was net of $3.8 million of favorable development in the 2001 accident year and $0.9 million of adverse development in the 1998 accident year and smaller amounts of development in every other accident year. The net liability for personal lines unpaid losses and loss settlement expenses at December 31, 2001 for the 2001 and 1998 accident years was $71.5 million and $11.7 million, respectively. Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses were not actuarially significant and reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends and primarily relate to lower-than-expected claim severity.

Of the $17.4 million of favorable development in 2001, $14.8 million was derived from a reduction in anticipated loss settlement expenses. During 2000, Harleysville Group completed a plan to consolidate its claims operations from 23 general claims offices into a centralized direct reporting center and four specialized regional claims centers, which resulted in the termination of 173 employees. At December 31, 2000, the liability for loss settlement expenses of $151.0 million was established based on historical trends with consideration given to benefits from staffing reductions that were expected from the claims reorganization.

New Accounting Standards

New accounting standards that have been issued did not, or are not expected to, have a material impact on the consolidated financial statements.

Liquidity and Capital Resources

Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. Harleysville Group’s primary sources of cash are premium income, investment income and maturing investments. Cash outflows can be variable because of uncertainties regarding settlement dates for liabilities for unpaid losses and because of the potential for large losses, either individually or in the aggregate. Accordingly, Harleysville Group maintains investment and reinsurance programs generally intended to provide adequate funds to pay claims without forced sales of investments. Harleysville Group models its exposure to catastrophes and has the ability to pay claims without selling held to maturity securities even for events having a low (less than 1%) probability. Even in years of greater catastrophe frequency, Harleysville Group has been able to pay claims without liquidating any investments. Harleysville Group has also considered scenarios of declines in revenue and increases in loss payments, and has the ability to meet cash requirements under such scenarios without selling held to maturity securities. Harleysville Group’s policy with respect to fixed maturity investments is to purchase only those that are of investment grade quality.

Net cash provided by operating activities was $134.6 million and $113.2 million for 2003 and 2002, respectively. The increase in net cash provided by operating activities primarily consists of an increase in cash provided by underwriting activities.

Net cash used by investing activities was $127.3 million and $100.9 million for 2003 and 2002, respectively. The change is primarily due to increased net purchases of investments due to the increase in cash provided by operating activities.

Financing activities provided net cash of $3.2 million in 2003 and used $11.1 million in 2002. The change was primarily due to the net increase in debt, partially offset by an increase in dividends paid and the purchase of treasury stock.

Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At December 31, 2003, Harleysville Group held cash collateral of $221.5 million related to securities on loan with a market value of $215.7 million. Harleysville Group’s policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, “A” rated corporate obligations, “AAA” rated asset-backed securities or GICs and Funding Agreements from issuers rated “A” or better.

The Company had $9.1 million of cash and marketable securities and $11.6 million of dividends receivable from its subsidiaries at December 31, 2003, which are available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. The Company repaid $75.0 million of notes payable which were due November 2003 from the proceeds of $100.0 million of notes payable due July 2013 which were issued in July 2003. The Company has adopted a stock repurchase plan under which the Company may purchase up to 500,000 shares of Harleysville Group Inc. common stock. Mutual has authorized purchases of the common shares of Harleysville Group Inc. in an equal amount. At March 1, 2004, the Company had repurchased 397,909 of the shares authorized to be repurchased leaving 102,091 shares authorized to be repurchased. Harleysville Group has no material commitments for capital expenditures as of December 31, 2003.

As a holding company, the Company’s principal source of cash for the payment of dividends is dividends from its subsidiaries. The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends.

Applying the current regulatory restrictions as of December 31, 2003, $47.6 million would be available for distribution to the Company by its subsidiaries in 2004 without prior regulatory approval. See the Business-Regulation section of this Form 10-K, which includes a reconciliation of net income and shareholders’ equity as determined under statutory accounting practices to net income and shareholders’ equity as determined in accordance with accounting principles generally accepted in the United States of America. Also, see Note 8 of the Notes to Consolidated Financial Statements.

The National Association of Insurance Commissioners (NAIC) adopted risk-based capital (RBC) standards that require insurance companies to calculate and report statutory capital and surplus needs based on a formula measuring underwriting, investment and other business risks inherent in an individual company’s operations. These RBC standards have not affected the operations of Harleysville Group since each of the Company’s insurance subsidiaries has statutory capital and surplus in excess of RBC requirements.

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2003 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company’s nine insurance subsidiaries at December 31, 2003 ranged from 478% to 609%.

Harleysville Group had off-balance-sheet credit risk related to $71 million of premium balances due to Mutual from agents and insureds at December 31, 2003.

The following summarizes Harleysville Group’s contractual obligations at December 31, 2003.

	Total	Less Than 1 Year	1-3 Years	After 3 Years
	(in thousands)

Contractual obligations:
Debt	$120,145	$520	$19,625	$100,000

The table above does not include capital lease obligations, operating lease obligations or purchase obligations as they are either not applicable or not material.

Property and casualty insurance premiums are established before the amount of losses and loss settlement expenses, or the extent to which inflation may affect such expenses, are known. Consequently, Harleysville Group attempts, in establishing rates, to anticipate the potential impact of inflation. In the past, inflation has contributed to increased losses and loss settlement expenses.

Risk Factors

You should consider carefully the following risks, as well as the other information contained in this 2003 Report on Form 10-K. If any of the following events described in the risk factors below actually occur, our business, financial condition and results of operations could be adversely affected. You should refer to the other information set forth in this 2003 Report on Form 10-K including our consolidated financial statements and the related notes.

Risks Related to the Property and Casualty Insurance Industry Generally

If our estimated liability for losses and loss settlement expenses is incorrect, our reserves may not be adequate to cover our ultimate liability for losses and loss settlement expenses and may have to be increased.

We are required to maintain loss reserves for our estimated liability for losses and loss settlement expenses associated with reported and unreported claims for each accounting period. We regularly review our reserving techniques and our overall amount of reserves and, based on our estimated liability, raise or lower the levels of our reserves accordingly. If our estimates are incorrect and our reserves are inadequate, we are obligated to increase our reserves. An increase in reserves results in an increase in losses and a reduction in our net income for the period in which the deficiency in reserves is identified. Accordingly, an increase in reserves could have a material adverse effect on our results of operations, liquidity and financial condition. For every 1% change in our reserve, our pre-tax income is affected by approximately $10.6 million. Our reserve amounts are estimated based on what we expect our ultimate liability for losses and loss settlement expenses to be. These estimates are based on facts and circumstances of which we are aware, predictions of future events, trends in claims severity and frequency and other subjective factors. Although we use a number of methods to project our ultimate liability, there is no method that can always exactly predict our ultimate liability for losses and loss settlement expenses.

In addition to reviewing our reserving techniques, as part of our reserving process we also consider:

●

information regarding each claim for losses;

●

our loss history and the industry’s loss history;

●

legislative enactments, judicial decisions and legal developments regarding damages;

●

changes in political attitudes; and

●

trends in general economic conditions, including inflation.

If certain catastrophic events occur, they could have a significant impact on our financial and operational condition.

Results of property insurers are subject to weather and other events prevailing in any given year. While one year may be relatively free of major weather or other disasters, another year may have numerous such events causing results for that year to be materially worse than for other years.

Our insurance subsidiaries have experienced, and are expected in the future to experience, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on the operating results and financial condition of our insurance subsidiaries, thereby limiting the ability of our insurance subsidiaries to pay dividends to us. In the last 5 years, the largest catastrophe to affect our results of operations was Hurricane Floyd in the third quarter of 1999, which resulted in $15.1 million of losses.

Various events can cause catastrophes, including severe winter weather, hurricanes, windstorms, earthquakes, hail, war, terrorism, explosions and fires. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected by the event and the severity of the event.

Our insurance subsidiaries seek to reduce the impact on our business of a catastrophe through geographic diversification and through the purchase of reinsurance covering various categories of catastrophes, which generally excludes terrorism. Nevertheless, reinsurance may prove inadequate if:

●

a major catastrophic loss exceeds the reinsurance limit, or

●

an insurance subsidiary pays a number of smaller catastrophic loss claims that, individually, fall below the subsidiary’s retention level.

We are heavily regulated in the states in which we operate and if we violate those regulations or if the regulations unreasonably restrict our ability to do business, it could have an adverse effect on our business.

We are subject to extensive supervision and regulation in the states in which we transact business. The purpose of supervision and regulation is to protect individual policyholders and not shareholders or other investors. Our business can be adversely affected by private passenger automobile insurance regulations and any other regulations affecting property and casualty insurance companies. For example, laws and regulations can reduce or set rates at levels that we do not believe are adequate for the risks we insure. Other laws and regulations can limit our ability to cancel or refuse to renew policies and require us to offer coverage to all consumers. Changes in laws and regulations, or their interpretations, pertaining to insurance, including workers compensation, may also have an adverse effect on our business. Although the federal government does not directly regulate the insurance industry, federal initiatives, such as federal terrorism backstop legislation, from time to time, also can impact the insurance industry.

In addition, proposals intended to control the cost and availability of health care services have been debated in the U.S. Congress and state legislatures. Although we do not write health insurance, rules affecting health care services can affect other insurance that we write, including workers compensation and commercial and personal automobile and liability insurance. We cannot determine whether or in what form health care reform legislation may be adopted by the U.S. Congress or any state legislature. We also cannot determine the nature and effect, if any, that the adoption of health care legislation or regulations, or changing interpretations, at the federal or state level would have on us.

If demand for property and casualty insurance decreases, it could have an adverse impact on our business.

Historically, the results of the property and casualty insurance industry have been subject to significant fluctuations over time due to competition and due to unpredictable developments, including:

●

natural and man-made disasters;

●

fluctuations in interest rates and other changes in the investment environment that affect returns on our investments;

●

inflationary pressures that affect the size of losses; and

●

legislative and regulatory changes and judicial decisions that affect insurers’ liabilities.

The demand for property and casualty insurance, particularly commercial lines, also can vary with the overall level of economic activity. In addition to the cyclicality of the property and casualty industry, our surety business is affected adversely by economic downturns that make it difficult for the insureds whose obligations we guarantee to fulfill their obligations.

If we are unable to reduce our exposure to risks through reliable reinsurance or if the cost of reinsurance increases, our risk of loss, or the cost of controlling our risk of loss, will increase.

We transfer a portion of our exposure to selected risks to other insurance and reinsurance companies through reinsurance arrangements. Under our reinsurance arrangements, another insurer assumes a specified portion of our losses and loss adjustment expenses in exchange for a specified portion of policy premiums. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of our reinsurance will increase our risk of loss. Furthermore, we face a credit risk when we obtain reinsurance because we are still liable for the transferred risks if the reinsurer cannot meet the transferred obligations. Therefore, the inability of any of our reinsurers to meet its financial obligations could materially and adversely affect our operations.

Many reinsurers experienced significant losses related to the terrorist acts of September 11, 2001, and future terrorist acts may have similar effects. As a result, we may incur significantly higher reinsurance costs and more restrictive terms and conditions, or may be unable to obtain reinsurance for some types of commercial exposures.

The threat of terrorism and military and other actions may result in decreases in our net income, revenue and assets under management and may adversely affect our investment portfolio.

The threat of terrorism, both within the United States and abroad, and military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, as well as loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause losses from insurance claims related to the property and casualty insurance operations of the Harleysville Group, as well as a decrease in our stockholders’ equity, net income and/or revenue. The effects of changes related to the Harleysville Group may result in a decrease in our stock price. The Terrorism Risk Insurance Act of 2002 requires that some coverage for terrorist loss be offered by primary property insurers and provides Federal assistance for recovery of claims through 2005. In addition, some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures.

We cannot predict at this time whether and the extent to which industry sectors in which we maintain investments may suffer losses as a result of potential decreased commercial and economic activity, or how any such decrease might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities, or how the value of any underlying collateral might be affected.

We can offer no assurances that the threats of future terrorist-like events in the United States and abroad or military actions by the United States will not have a material adverse effect on our business, financial condition or results of operations.

Certain changes in the accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies could have a material adverse impact on our reported net income.

We are subject to the application of GAAP, which is periodically revised and/or expanded. As such, we are periodically required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future changes required to be adopted could change the current accounting treatment that we apply and such changes could result in material adverse impacts on our reported net income and/or financial position.

If our investments lose value, our revenues and earnings will be adversely affected.

Like many other property and casualty insurance companies, we depend on income from our investment portfolio for a significant portion of our revenues and earnings. Any significant decline in our investment income as a result of falling interest rates, decreased dividend payment rates or general market conditions would have an adverse effect on our results. Any significant decline in the market value of our investments would reduce our shareholders’ equity and our policyholders’ surplus, which could impact our ability to write additional business.

If our financial strength ratings are reduced, we may be adversely impacted.

Insurance companies are subject to financial strength ratings produced by external rating agencies. Higher ratings generally indicate greater financial stability and a stronger ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors that they believe are relevant to policyholders. Ratings are not recommendations to buy, hold or sell our securities.

Although other agencies cover the property and casualty industry, we believe our ability to write business is most influenced by our rating from A. M. Best. According to A. M. Best, its ratings are designed to assess an insurer’s financial strength and ability to meet ongoing obligations to policyholders. Currently, our rating from A. M. Best is “A-”, the 4th of A. M. Best’s 15 ratings. A rating below “A-” from A. M. Best could materially adversely affect the business we write. We believe that our financial strength rating from Moody’s (which is A2, the 6th of Moody’s 21 ratings), although important, has less of an impact on our business. An unfavorable change in our Moody’s financial strength rating, however, could make it more expensive for us to access capital markets. We cannot be sure that we will maintain our current A. M. Best or Moody’s ratings. Although Standard & Poor’s rates our debt securities at BBB-/Negative (the 10th of Standard & Poor’s 23 ratings), Standard & Poor’s does not currently rate our financial strength and ability to meet ongoing obligations.

Risks Related to Our Company in Particular

We face significant competition from other regional and national insurance companies, agents and from self-insurance, which may result in lower revenues.

We compete with local, regional and national insurance companies, including direct writers of insurance coverage. Many of these competitors are larger than we are and many have greater financial, technical and operating resources. In addition, we face competition within each insurance agency that sells our insurance because we sell through independent agencies that represent more than one insurance company.

The property and casualty insurance industry is highly competitive on the basis of product, price and service. If our competitors offer products with more coverage, or price their products more aggressively, our ability to grow or renew our business may be adversely impacted. There are more than 250 groups writing property and casualty insurance in the United States, and we are approximately 60th in size. Our most significant competitors vary significantly in our different lines of business and in the geographic markets in which we compete. The internet also could emerge as a significant source of new competition, both from existing competitors using their brand name and resources to write business through this new distribution channel and from new competitors.

We also face competition because of entities that self-insure, primarily in the commercial insurance market. From time to time, certain of our customers and potential customers may examine the benefits and risks of self-insurance and other alternatives to traditional insurance.

A number of new, proposed or potential legislative or industry developments could further increase competition in the property and casualty insurance industry. These developments include:

●

the enactment of the Gramm-Leach-Bliley Act of 1999, which could result in increased competition from new entrants to the insurance market, including banks and other financial service companies;

●

programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative market types of coverage; and

●

changing practices caused by the internet, which have led to greater competition in the insurance business and, in some cases, greater expectations for customer service.

New competition from these developments could cause the supply or demand for insurance to change, which could adversely affect our results of operations and financial condition.

If adverse conditions in the eastern and midwestern United States exist, our business would be disproportionately impacted.

We write property and casualty insurance business in the eastern and midwestern United States. Consequently, unusually severe storms or other natural or man-made disasters that destroy property in these states could adversely affect our operations. Our revenues and profitability also are subject to prevailing economic and regulatory conditions in the states in which we write insurance. We may be exposed to risks of adverse developments that are greater than if we conducted business nationwide.

We depend on independent insurance agents, which exposes us to risks not applicable to companies with dedicated agents.

We market and sell our insurance products through independent, non-exclusive insurance agencies. These agencies are not obligated to sell our insurance products, and generally they also sell our competitors’ insurance products. As a result, our business depends in part on the marketing and sales efforts of these agencies. If we diversify and expand our business geographically, then we may need to expand our network of agencies to successfully market our products. If these agencies fail to market our products successfully, our business may be adversely impacted. Also, independent agents may decide to sell their businesses to banks, other insurance agencies or other businesses. Changes in ownership of agencies, or expansion of agencies through acquisition, could adversely affect an agency’s ability to control growth and profitability, thereby adversely affecting our business.

If our insurance subsidiaries are not able to pay adequate dividends to us, our ability to meet our obligations and pay dividends would be affected.

Our principal assets are the shares of capital stock of our insurance company subsidiaries. We rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying corporate expenses and dividends to shareholders. As described below, the payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as other regulatory restrictions. As a result, we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations or to allow us to pay dividends.

Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Our insurance subsidiaries paid no dividends to us in 2003, $12.0 million in 2002 and $10.0 million in 2001. An additional $11.6 million in aggregate dividends declared by our insurance subsidiaries have not yet been paid and remain as a receivable on the books of the Company at December 31, 2003. Applying the current regulatory restrictions as of December 31, 2003, $47.6 million would be available for distribution to us without prior approval during 2004. We anticipate no objections to the payment of the dividends described in the preceding two sentences.

Notwithstanding the foregoing, if insurance regulators otherwise determine that payment of a dividend to an affiliate would be detrimental to an insurance subsidiary’s policyholders or creditors, because of the financial condition of the insurance subsidiary or otherwise, the regulators may block dividends to affiliates that would otherwise be permitted without prior approval.

Our subsidiaries are permitted under the terms of our indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by our subsidiaries to us. We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund payments on these notes when due.

Although we have paid cash dividends in the past, we may not be able to pay cash dividends in the future.

We have a history of paying dividends to our shareholders when sufficient cash is available. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner previously discussed in this section.

Also, there can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

If we lose our key personnel our business could be adversely affected.

The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers, and key management, sales, information systems, underwriting, claims and corporate personnel. Competition to attract and retain key personnel is intense. Although we have change of control agreements with a number of key managers, in general, we do not have employment contracts or non-compete arrangements with, or key person insurance covering, our employees, including our key employees.

Applicable insurance laws and certain provisions in our certificate of incorporation make it difficult to effect a change of control of our Company, and a large shareholder may have significant influence over potential change of control transactions, which could affect our share value.

Under applicable insurance laws and regulations of the states in which our subsidiaries are domiciled, no person may acquire control of us unless that person has filed a statement containing specified information with the insurance commissioner of each state and obtains advance approval for such acquisition. Under applicable laws and regulations, any person acquiring, directly or indirectly (by revocable proxy or otherwise), 10% or more of the voting stock of any other person is presumed to have acquired control of such person, and a person who beneficially acquires 10% or more of our common stock without obtaining advance approval of the insurance commissioner of each state would be in violation of applicable insurance laws and would be subject to injunctive action requiring disposition or seizure of the shares and prohibiting the voting of such shares, as well as other action determined by the insurance commissioner of each such state.

In addition, many state insurance laws require prior notification to the state insurance department of a change of control of a non-domiciliary insurance company licensed to transact insurance in that state. Although these pre-notification statutes do not authorize the state insurance departments to disapprove the change of control, they authorize regulatory action -– including a possible revocation of our authority to do business -– in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change of control of us may require prior notification in the states that have pre-acquisition notification laws.

As of December 31, 2003, the Mutual Company owned approximately 57% of our outstanding common stock. The Mutual Company’s stock ownership and ability, by reason of such ownership, to elect our board of directors, provides it with significant influence over potential change of control transactions.

Finally, our certificate of incorporation permits our board of directors to issue up to one million shares of preferred stock having such terms, including voting rights, as the board of directors shall fix and determine.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Harleysville Group’s exposure to market risk for changes in interest rates is concentrated in its investment portfolio and, to a lesser extent, its debt obligations. Harleysville Group monitors this exposure through periodic reviews of asset and liability positions. Estimates of cash flows and the impact of interest rate fluctuations relating to the investment portfolio are modeled regularly.

Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates are as follows:

	December 31, 2003
	Principal Cash Flows	Weighted-Average Interest Rate
	(dollars in thousands)

Fixed maturities and short-term investments:
2004	$211,338	4.96%
2005	180,763	5.91%
2006	196,802	5.63%
2007	177,870	5.56%
2008	174,050	5.42%
Thereafter	687,443	5.37%

Total	$1,628,266

Fair value	$1,744,915

Debt
2004	$520	1.40%
2005	19,065	1.79%
2006	560	1.40%
Thereafter	100,000	5.75%

Total	$120,145

Fair value	$114,851

Actual cash flows may differ from those stated as a result of calls and prepayments.

Equity Price Risk

Harleysville Group’s portfolio of equity securities, which is carried on the balance sheet at fair value, has exposure to price risk. Price risk is defined as the potential loss in fair value resulting from an adverse change in prices. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of techniques. The portfolio is diversified across industries, and concentrations in any one company or industry are limited by parameters established by senior management.

The combined total of realized and unrealized equity investment gains (losses) was $27.4 million, $(48.7) million and $(35.9) million in 2003, 2002 and 2001, respectively. During these three years, the largest total equity investment gain and (loss) in a quarter was $14.1 million and $(29.1) million, respectively.

Item 8.

Financial Statements and Supplementary Data.

Consolidated Financial Statements

Page

Consolidated Balance Sheets as of

December 31, 2003 and 2002

  47

Consolidated Statements of Income (Loss) for

Each of the Years in the Three-year

Period Ended December 31, 2003

  48

Consolidated Statements of Shareholders’

Equity for Each of the Years in the Three-

year Period Ended December 31, 2003

  49

Consolidated Statements of Cash Flows

for Each of the Years in the Three-year

Period Ended December 31, 2003

  51

Notes to Consolidated Financial Statements

  52

Independent Auditors’ Report

  73

HARLEYSVILLE GROUP

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2003	2002

Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $463,953 and $411,235)	$436,521	$379,940
Available for sale, at fair value (cost $980,936 and $932,889)	1,033,855	995,032
Equity securities, at fair value (cost $97,189 and $96,849)	137,590	107,177
Short-term investments, at cost, which approximates fair value	31,411	89,692
Fixed maturity securities on loan:
Held to maturity, at amortized cost (fair value $3,532 and $5,707)	3,092	5,222
Available for sale, at fair value (amortized cost $202,222 and $118,991)	212,164	129,837
Total investments	1,854,633	1,706,900
Cash	13,430	2,944
Receivables:
Premiums	140,674	138,905
Reinsurance (affiliate $699 and $55)	164,841	75,488
Accrued investment income	23,086	21,552
Total receivables	328,601	235,945

Deferred policy acquisition costs	99,033	94,896
Prepaid reinsurance premiums	30,899	19,421
Property and equipment, net	23,824	27,556
Deferred income taxes	43,020	25,784
Securities lending collateral	221,454	139,215
Due from affiliate		10,709
Other assets	65,495	48,154
Total assets	$2,680,389	$2,311,524

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $189,891 and $166,188)	$1,219,977	$928,335
Unearned premiums (affiliate $52,839 and $54,035)	437,883	406,277
Accounts payable and accrued expenses	91,999	109,965
Securities lending obligation	221,454	139,215
Debt (affiliate $18,500 and $18,500)	120,145	95,620
Due to affiliate	16,184	—
Total liabilities	2,107,642	1,679,412

Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 2003, 31,298,532 and 2002, 30,917,575 shares; outstanding 2003, 29,900,623 and 2002, 29,917,575 shares	31,299	30,918
Additional paid-in capital	156,997	149,091
Accumulated other comprehensive income	60,450	49,086
Retained earnings	350,844	418,582
Deferred compensation	(2,356)	—
Treasury stock, at cost, 1,397,909 and 1,000,000 shares	(24,487)	(15,565)
Total shareholders’ equity	572,747	632,112
Total liabilities and shareholders’ equity	$2,680,389	$2,311,524

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001

Revenues:
Premiums earned from affiliate (ceded to affiliate, $714,215, $672,367 and $640,333)	$823,407	$764,636	$729,889

Investment income, net of investment expense	86,597	86,265	85,518
Realized investment losses	(920)	(18,448)	(3,071)
Other income (affiliate $7,221, $6,808 and $7,316)	15,881	15,283	15,415

Total revenues	924,965	847,736	827,751

Expenses:
Losses and loss settlement expenses (ceded to affiliate, $630,109, $451,439 and $467,858)	727,875	521,617	519,822
Amortization of deferred policy acquisition costs	202,147	185,547	180,283
Other underwriting expenses	71,153	74,105	64,267
Interest expense (affiliate $341, $483 and $936)	7,625	5,698	6,207
Other expenses	5,615	4,287	5,372

Total expenses	1,014,415	791,254	775,951

Income (loss) before income taxes	(89,450)	56,482	51,800

Income taxes (benefit)	(41,821)	10,227	8,307

Net income (loss)	$(47,629)	$46,255	$43,493

Per common share:
Basic earnings (loss)	$(1.59)	$1.56	$1.49

Diluted earnings (loss)	$(1.59)	$1.53	$1.46

Cash dividends	$.67	$.63	$.58

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2003, 2002 and 2001

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Deferred Compensation	Treasury Stock	Total

	Shares	Amount

Balance, December 31, 2000	30,001,852	$30,002	$131,537	$56,010	$364,597	$	$(15,565)	$566,581

Net income					43,493			43,493
Other comprehensive income, net of tax:
Unrealized investment losses, net of re- classification adjustment				(11,745)				(11,745)
Comprehensive income								31,748
Issuance of common stock:
Incentive plans	413,528	414	6,708					7,122
Dividend Reinvestment plan	29,298	29	656					685
Tax benefit from stock options exercised			1,164					1,164
Cash dividends paid					(17,002)			(17,002)
Balance at December 31 2001	30,444,678	30,445	140,065	44,265	391,088		(15,565)	590,298
Net income					46,255			46,255
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				9,891				9,891
Minimum pension liability adjustment				(5,070)				(5,070)
Other comprehensive income								4,821
Comprehensive income								51,076
Issuance of common stock:
Incentive plans	446,982	447	6,920					7,367
Dividend Reinvestment Plan	25,915	26	658					684
Tax benefit from stock options exercised			1,448					1,448
Cash dividends Paid					(18,761)			(18,761)
Balance at December 31, 2002	30,917,575	$30,918	$149,091	$49,086	$418,582	$	$(15,565)	$632,112

(Continued)

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2003, 2002 and 2001

(dollars in thousands)

(Continued)

	Common Stock			Additional Paid-in Capital		Accumulated Other Comprehensive Income		Retained Earnings	Deferred Compensation		Treasury Stock		Total
	Shares	Amount

Net loss		$		$		$		$(47,629)	$		$		$(47,629)
Other comprehensive income, net of tax:
Unrealized investment gains, net of re- classification adjustment							12,964						12,964
Minimum pension liability adjustment							(1,600)						(1,600)
Other comprehensive income													11,364
Comprehensive loss													(36,265)
Issuance of common stock:
Incentive plans	356,064		356		6,771								7,127
Dividend Reinvestment Plan	24,893		25		550								575
Tax benefit from stock options exercised					585								585
Cash dividends paid								(20,109)					(20,109)
Deferred compensation										(2,356)			(2,356)
Purchase of treasury stock, 397,909 shares												(8,922)	(8,922)
Balance at December 31, 2003	31,298,532		$31,299		$156,997		$60,450	$350,844		$(2,356)		$(24,487)	$572,747

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$(47,629)	46,255	$43,493
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in receivables, unearned premiums, prepaid reinsurance and due to and from affiliate	(45,635)	2,867	(16,621)
Increase in unpaid losses and loss settlement expenses	291,642	49,279	14,213
Deferred income taxes	(23,286)	1,055	(3,425)
Increase in deferred policy acquisition costs	(4,137)	(8,820)	(1,317)
Amortization and depreciation	5,024	3,116	2,854
Realized investment losses	920	18,448	3,071
Change in other assets and other liabilities	(42,837)	(713)	2,497
Other, net	537	1,680	1,023
Net cash provided by operating activities	134,599	113,167	45,788
Cash flows from investing activities:
Held to maturity investments:
Purchases	(147,040)	(1,038)
Maturities	92,963	55,547	42,329
Available for sale investments:
Purchases	(297,788)	(260,262)	(303,610)
Maturities	141,956	56,950	75,662
Sales	24,120	103,322	165,796
Net (purchases) sales or maturities of short-term investments	58,281	(52,997)	(12,814)
Sale (purchase) of property and equipment, net	199	(2,439)	(3,724)
Net cash used by investing activities	(127,309)	(100,917)	(36,361)
Cash flows from financing activities:
Issuance of common stock	7,702	8,051	7,807
Issuance of debt	100,000
Repayment of debt	(75,475)	(435)	(395)
Dividends paid (to affiliate, $11,266, $10,464 and $9,633)	(20,109)	(18,761)	(17,002)
Purchase of treasury stock	(8,922)
Net cash provided (used) by financing activities	3,196	(11,145)	(9,590)
Increase (decrease) in cash	10,486	1,105	(163)
Cash at beginning of year	2,944	1,839	2,002
Cash at end of year	$13,430	$2,944	$1,839

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

Harleysville Group consists of Harleysville Group Inc. and its subsidiaries (all wholly owned). Those subsidiaries are:

-

Harleysville-Atlantic Insurance Company (Atlantic)

-

Harleysville Insurance Company (HIC)

-

Harleysville Insurance Company of New Jersey (HNJ)

-

Harleysville Insurance Company of New York (HIC New York)

-

Harleysville Insurance Company of Ohio (HIC Ohio)

-

Harleysville Lake States Insurance Company (Lake States)

-

Harleysville Preferred Insurance Company (Preferred)

-

Harleysville Worcester Insurance Company (Worcester)

-

Mid-America Insurance Company (Mid-America)

-

Harleysville Ltd., a real estate partnership that owns the home office

Harleysville Group is approximately 57% owned by Harleysville Mutual Insurance Company (Mutual).

Harleysville Group underwrites property and casualty insurance in both the personal and commercial lines of insurance. The personal lines of insurance include both auto and homeowners, and the commercial lines include auto, commercial multi-peril and workers compensation. The business is marketed primarily in the eastern and midwestern United States through independent agents.

Principles of Consolidation and Basis of Presentation

The accompanying financial statements include the accounts of Harleysville Group prepared in conformity with accounting principles generally accepted in the United States of America, which differ in some respects from those followed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including loss and loss settlement expenses, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses, including the determination of other-than-temporary declines in investments, during the reporting period. Actual results could differ from these estimates.

Investments

Accounting for fixed maturities depends on their classification as held to maturity, available for sale or trading. Fixed maturities classified as held to maturity are carried at amortized cost. Fixed maturities classified as available for sale are carried at fair value. There were no investments classified as trading. Equity securities are carried at fair value. Short-term investments are recorded at cost, which approximates fair value.

Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. A decline in the fair value of an investment below its cost that is deemed other than temporary is charged to earnings. Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income and, accordingly, have no effect on net income.

Premiums

Premiums are recognized as revenue ratably over the terms of the respective policies. Unearned premiums are calculated on a pro rata basis.

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

Losses and Loss Settlement Expenses

The liability for losses and loss settlement expenses represents estimates of the ultimate unpaid cost of all losses incurred, which includes the gross liabilities to Harleysville Group’s policyholders plus the net liability to Mutual under the pooling agreement. See Note 2(a). Such estimates may be more or less than the amounts ultimately paid when the claims are settled. These estimates are periodically reviewed and adjusted as necessary; such adjustments are reflected in current operations.

Stock-Based Compensation

Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for fixed stock option grants and an employee stock purchase plan. Compensation expense would be recorded on the date of a stock option grant only if the current market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), “Accounting for Stock-Based Compensation,” had been applied to all periods presented.

	2003	2002	2001
	(in thousands, except per share data)

Net income (loss), as reported	$(47,629)	$46,255	$43,493
Plus: Stock-based employee compensation expense (benefit) included in reported net income (loss), net of related tax effects	(669)	2,631	687
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,048)	(5,212)	(3,185)
Pro forma net income (loss)	$(50,346)	$43,674	$40,995

Basic earnings (loss) per share:
As reported	$(1.59)	$1.56	$1.49
Pro forma	$(1.68)	$1.47	$1.40
Diluted earnings (loss) per share:
As reported	$(1.59)	$1.53	$1.46
Pro forma	$(1.68)	$1.44	$1.38

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated primarily on the straight-line basis over the estimated useful lives of the assets (40 years for buildings and three to 15 years for equipment).

Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Earnings (Loss) Per Share

Basic earnings per share is computed by dividing earnings by the weighted-average number of common shares outstanding during the year. Diluted earnings per share includes the dilutive effect of the stock incentive plans described in Note 10.

2 - Transactions with Affiliates

(a) Underwriting

The insurance subsidiaries participate in a reinsurance pooling agreement with Mutual whereby such subsidiaries cede to Mutual all of their insurance business and assume from Mutual an amount equal to their participation in the pooling agreement. All losses and loss settlement expenses and other underwriting expenses are prorated among the parties on the basis of participation in the pooling agreement. The agreement pertains to all insurance business written or earned on or after January 1, 1986. Harleysville Group’s participation was 72% for 2003, 2002 and 2001.

Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset, and the amount of credit risk with Mutual was not material at December 31, 2003 and 2002. Mutual has an A. M. Best rating of “A-” (Excellent).

The following amounts represent reinsurance transactions between Harleysville Group and Mutual under the pooling arrangement:

	2003	2002	2001
	(in thousands)

Ceded:
Premiums written	$727,098	$689,597	$649,974
Premiums earned	$705,774	$664,576	$633,298
Losses incurred	$625,928	$451,105	$459,906

Assumed:
Premiums written	$851,976	$805,641	$754,621
Premiums earned	$831,848	$772,426	$736,924
Losses incurred	$736,349	$521,948	$527,773

Net assumed from Mutual:
Unearned premiums	$52,839	$54,035	$45,841
Unpaid losses and loss settlement expenses	$189,891	$166,188	$155,301

Harleysville Group and Mutual are parties to a reinsurance agreement whereby Mutual, in return for a reinsurance premium, reinsured accumulated catastrophe losses in a quarter up to $14,400,000 for 2003, 2002 and 2001. This reinsurance coverage was in excess of a retention of $3,600,000 for 2003, 2002 and 2001. The agreement excludes catastrophe losses resulting from earthquakes, terrorism or hurricanes and supplements the existing external catastrophe reinsurance program. Under this agreement, Harleysville Group ceded to Mutual premiums earned of $8,441,000, $7,791,000 and $7,035,000, and losses incurred of $4,181,000, $334,000 and $7,951,000 for 2003, 2002 and 2001, respectively.

(b) Property

Harleysville Ltd. leases the home office to Mutual, which shares the facility with Harleysville Group. Rental income under the lease was $3,606,000, $3,531,000 and $3,512,000 for 2003, 2002 and 2001, respectively, and is included in other income after elimination of intercompany amounts of $2,207,000, $2,161,000 and $2,149,000 in 2003, 2002 and 2001, respectively.

(c) Management Agreements

Harleysville Group Inc. received $7,221,000, $6,808,000 and $7,316,000 of management fee income in 2003, 2002 and 2001, respectively, under agreements whereby Harleysville Group Inc. provides management services to Mutual and other affiliates. Such amounts are included in other income.

(d) Intercompany Balances

Intercompany balances are created primarily from the pooling arrangement (settled quarterly), allocation of common expenses, collection of premium balances and payment of claims (settled monthly). No interest is charged or received on intercompany balances due to the timely settlement terms and nature of the items. Interest expense on the loan from Mutual described in Note 7 was $341,000, $483,000 and $936,000 in 2003, 2002 and 2001, respectively.

Harleysville Group has off-balance-sheet credit risk related to approximately $71,000,000 and $68,000,000 of premium balances due to Mutual from agents and insureds at December 31, 2003 and 2002, respectively.

3 - Investments

The amortized cost and estimated fair value of investments, including amounts on loan under the securities lending agreement, in fixed maturity and equity securities are as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
	(in thousands)

Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,687	$193	$		$24,880

Obligations of states and political subdivisions	265,375	15,656		(71)	280,960

Corporate securities	149,551	12,096		(2)	161,645

Total held to maturity	439,613	27,945		(73)	467,485

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	144,203	5,421		(754)	148,870

Obligations of states and political subdivisions	555,483	32,454		(625)	587,312

Corporate securities	298,127	23,186		(2,843)	318,470

Mortgage-backed securities	185,345	6,458		(436)	191,367

Total available for sale	1,183,158	67,519		(4,658)	1,246,019

Total fixed maturities	$1,622,771	$95,464		$(4,731)	1,713,504

Total equity securities	$97,189	$41,309		$(908)	$137,590

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
	(in thousands)

Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,324	$354	$		$5,678

Obligations of states and political subdivisions	228,438	16,878			245,316

Corporate securities	151,400	14,554		(6)	165,948

Total held to maturity	385,162	31,786		(6)	416,942

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	62,965	7,189		(33)	70,121

Obligations of states and political subdivisions	446,115	29,261		(256)	475,120

Corporate securities	328,347	26,932		(4,018)	351,261

Mortgage-backed securities	214,453	14,063		(149)	228,367

Total available for sale	1,051,880	77,445		(4,456)	1,124,869

Total fixed maturities	$1,437,042	$109,231		$(4,462)	$1,541,811

Total equity securities	$96,849	$20,199		$(9,871)	$107,177

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)

Held to maturity:

Due in one year or less	$46,593	$47,353

Due after one year through five years	195,900	212,959

Due after five years through ten years	183,582	193,230

Due after ten years	13,538	13,943

	439,613	467,485

Available for sale:

Due in one year or less	62,677	63,647

Due after one year through five years	311,647	333,858

Due after five years through ten years	512,387	538,962

Due after ten years	111,102	118,185

	997,813	1,054,652
Mortgage-backed securities	185,345	191,367

	1,183,158	1,246,019

Total fixed maturities	$1,622,771	$1,713,504

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2003 and 2002 amounted to $30,949,000 and $25,555,000, respectively.

The estimated fair value and unrealized loss for temporarily impaired securities as of December 31, 2003 is as follows:

	Less than 12 Months		12 Months or Longer				Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value		Unrealized Losses		Estimated Fair Value	Unrealized Losses

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$48,794	$754	$		$		$48,794	$754

Obligations of states and political subdivisions	42,997	696					42,997	696

Corporate securities	13,671	185		18,690		2,660	32,361	2,845

Mortgage-backed securities	27,636	436					27,636	436

Total fixed maturities	133,098	2,071		18,690		2,660	151,788	4,731

Total equity securities	7,747	522		8,386		386	16,133	908

Total temporarily impaired securities	$140,845	$2,593		$27,076		$3,046	$167,921	$5,639

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to the impact of higher market interest rates rather than a decline in credit quality. The fixed maturity investments with continuous unrealized losses for more than twelve months were comprised of airline enhanced equipment trust certificates (EETC’s). After the events of September 11, 2001, air travel and the value of these airlines’ EETC’s declined. The EETC’s are all “A tranche” holdings, which means they are in a senior credit position to the underlying airplane collateral value as compared to B and C tranche holders. At the time of issuance, the collateral was appraised at approximately twice the value of the A tranche EETC’s. Recent estimates indicate that in a distressed sale scenario, the value of the collateral would be approximately the same as the EETC’s cost. These EETC’s currently carry an investment grade debt rating and the market value has improved over the past year.

There are six positions that comprise the unrealized loss in equity investments at December 31, 2003. They have had volatile price movements and have not been significantly below cost for significant continuous amounts of time and the securities that traded below cost for twelve months or longer have all traded above cost in early 2004.

A summary of net investment income is as follows:

	2003	2002	2001
	(in thousands)

Interest on fixed maturities	$84,172	$84,438	$83,191
Dividends on equity securities	2,017	1,787	1,768
Interest on short-term investments	1,422	1,078	1,712

Total investment income	87,611	87,303	86,671

Investment expense	1,014	1,038	1,153

Net investment income	$86,597	$86,265	$85,518

Realized gross gains (losses) from investments and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

	2003	2002	2001
	(in thousands)

Fixed maturity securities:
Held to maturity:
Gross gains	$683	$410	$183
Gross losses	(57)	(226)	(1)

Available for sale:
Gross gains	1,138	2,944	5,717
Gross losses		(2,470)	(1,394)

Equity securities:
Gross gains	1,440	9,479	11,217
Gross losses	(4,124)	(28,585)	(18,793)

Net realized investment losses	$(920)	$(18,448)	$(3,071)

Change in difference between fair value and cost of investments(1):
Fixed maturity securities	$(14,036)	$56,463	$14,310
Equity securities	30,073	(29,555)	(28,350)

Total	$16,037	$26,908	$(14,040)

———————

(1) Parentheses indicate a net unrealized decline in fair value.

Income tax benefit on realized investment losses were $(322,000), $(6,441,000) and $(1,075,000) for 2003, 2002 and 2001, respectively.

Deferred income taxes applicable to net unrealized investment gains included in shareholders’ equity were $36,142,000 and $29,161,000 at December 31, 2003 and 2002, respectively.

At December 31, 2003, Harleysville Group held cash collateral of $221,454,000 related to securities on loan with a market value of $215,696,000. Harleysville Group’s policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, “A” rated corporate obligations, “AAA” rated asset-backed securities or GICs and Funding Agreements from issuers rated “A” or better.

Harleysville Group has not held or issued derivative financial instruments during the periods presented.

4 - Reinsurance

In the ordinary course of business, Harleysville Group cedes insurance to, and assumes insurance from, insurers to limit its maximum loss exposure through diversification of its risks. See Note 2(a) for discussion of reinsurance with Mutual. Reinsurance contracts do not relieve Harleysville Group of primary liability as the originating insurer. After excluding reinsurance transactions with Mutual under the pooling arrangement, the effect of Harleysville Group’s share of other reinsurance on premiums written and earned is as follows:

	2003	2002	2001
	(in thousands)

Premiums written:

Direct	$888,240	$842,897	$781,190
Assumed	38,311	22,189	29,683
Ceded	(83,016)	(67,236)	(63,286)

Net premiums written	$843,535	$797,850	$747,587

Premiums earned:

Direct	$867,194	$807,332	$761,792
Assumed	27,751	25,215	29,442
Ceded	(71,538)	(67,911)	(61,345)

Net premiums earned	$823,407	$764,636	$729,889

Losses and loss settlement expenses are net of reinsurance recoveries of $117,687,000, $38,172,000 and $68,852,000 for 2003, 2002 and 2001, respectively.

5 - Property and Equipment

Property and equipment consisted of land and buildings with a cost of $30,310,000 and $30,511,000, and equipment, including software, with a cost of $15,262,000 and $15,569,000 at December 31, 2003 and 2002, respectively. Accumulated depreciation related to such assets was $21,748,000 and $18,524,000 at December 31, 2003 and 2002, respectively.

Rental expense under leases with non-affiliates amounted to $2,960,000, $2,469,000 and $2,832,000 for 2003, 2002 and 2001, respectively. Operating lease commitments were not material at December 31, 2003.

6 - Liability for Unpaid Losses and Loss Settlement Expenses

Activity in the liability for unpaid losses and loss settlement expenses is summarized as follows:

	2003	2002	2001
	(in thousands)

Liability at January 1	$928,335	$879,056	$864,843
Less reinsurance recoverables	71,153	78,195	72,259
Net liability at January 1	857,182	800,861	792,584

Incurred related to:
Current year	608,816	526,265	537,172
Prior years	119,059	(4,648)	(17,350)

Total incurred	727,875	521,617	519,822

Paid related to:
Current year	210,173	199,874	229,435
Prior years	312,224	265,422	282,110

Total paid	522,397	465,296	511,545

Net liability at December 31	1,062,660	857,182	800,861
Plus reinsurance recoverables	157,317	71,153	78,195

Liability at December 31	$1,219,977	$928,335	$879,056

Harleysville Group recognized adverse development in the provision for insured events of prior years of $119,059,000 in 2003 primarily due to greater-than-expected claims severity in both commercial and personal lines. The adverse development consisted of $108,322,000 in commercial lines and $10,737,000 in personal lines.

Harleysville Group recognized favorable development in the provision for insured events of prior years of $4,648,000 and $17,350,000 in 2002 and 2001, respectively. The favorable development for 2002 primarily relates to lower-than-expected claim severity in the commercial and personal lines of business. The favorable development for 2001 primarily relates to lower-than-expected loss settlement expenses. The 2001 favorable development includes $14,772,000 of reductions in loss settlement expenses. Such reductions are related to benefits from initiatives to reduce costs of adjusting claims and to the favorable development on losses.

Harleysville Group records the actuarial best estimate of the ultimate unpaid losses and loss settlement expenses incurred. Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date.

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

In establishing the liability for unpaid losses and loss settlement expenses, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known losses (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted losses. Estimates of the liabilities are reviewed and updated on a regular basis.

The property and casualty insurance industry has received significant publicity about environmental-related losses from exposures insured many years ago. Since the intercompany pooling agreement pertains to insurance business written or earned on or after January 1, 1986, Harleysville Group has not incurred significant environmental-related losses.

7 - Debt

Debt is as follows:

	December 31,
	2003	2002
	(in thousands)

Notes, 5.75%, due 2013	$100,000
Notes, 6.75%, due 2003		$75,000
Demand term-loan payable to Mutual, LIBOR plus 0.65%, due 2005	18,500	18,500
Economic Development Corporation (EDC) Revenue Bond obligation	1,645	2,120

Total debt	$120,145	$95,620

The fair value of the notes was $94,706,000 and $76,069,000 at December 31, 2003 and 2002, respectively, based on quoted market prices for the same or similar debt. The carrying value of the remaining debt approximates fair value.

The EDC obligation is secured by Lake States’ building. Interest is payable semiannually at a variable rate (1.4% at December 31, 2003) equal to the market interest rate that would allow the bonds to be remarketed at par value. The bonds are subject to redemption prior to maturity in 2006 at levels dependent upon the occurrence of certain events.

Interest paid was $5,436,000, $5,599,000 and $6,134,000 in 2003, 2002 and 2001, respectively.

8 - Shareholders’ Equity

Comprehensive income (loss) consisted of the following:

	2003	2002	2001
	(in thousands)

Net income (loss)	$(47,629)	$46,255	$43,493
Other comprehensive income (loss):
Unrealized investment holding gains (losses) arising during period, net of taxes (benefits) of $6,440, $(1,195) and $(7,463)	11,959	(2,220)	(13,859)
Less:
Reclassification adjustment for losses included in net income, net of tax benefits of $541, $6,521 and $1,139	1,005	12,111	2,114

Net unrealized investment gains (losses)	12,964	9,891	(11,745)

Minimum pension liability adjustment, net of tax benefits of $862 and $2,730	(1,600)	(5,070)

Other comprehensive income (loss)	11,364	4,821	(11,745)

Comprehensive income (loss)	$(36,265)	$51,076	$31,748

A source of cash for the payment of dividends is dividends from subsidiaries. Harleysville Group Inc.’s insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to risk-based capital requirements and to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2003, $47,567,000 would be available for distribution to Harleysville Group Inc. during 2004 without prior approval.

Various states have adopted the National Association of Insurance Commissioners (NAIC) risk-based capital (RBC) standards that require insurance companies to calculate and report statutory capital and surplus needs based on a formula measuring underwriting, investment and other business risks inherent in an individual company’s operations. These RBC standards have not affected the operations of Harleysville Group since each of the Company’s insurance subsidiaries has statutory capital and surplus in excess of RBC requirements.

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2003 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company’s nine insurance subsidiaries at December 31, 2003 ranged from 478% to 609%.

The following table contains selected information for Harleysville Group Inc.’s property and casualty insurance subsidiaries, as determined in accordance with prescribed statutory accounting practices:

	2003	2002	2001
	(in thousands)

Statutory capital and surplus	$475,665	$509,344	$538,878

Statutory unassigned surplus	$341,396	$375,075	$404,609

Statutory net income (loss)	$(90,621)	$42,338	$41,095

9  - Income Taxes

The components of income tax expense (benefit) are as follows:

	2003	2002	2001
	(in thousands)

Current	$(18,535)	$9,172	$11,732
Deferred	(23,286)	1,055	(3,425)

	$(41,821)	$10,227	$8,307

Cash paid (refunded) for federal income taxes in 2003, 2002 and 2001 was $(3,465,000), $13,250,000 and $13,158,000, respectively.

Harleysville Group has an operating loss carryforward of $47,840,000 at December 31, 2003 which expires in 2023.

The actual income tax rate differed from the statutory federal income tax rate applicable to income (loss) before income taxes as follows:

	2003	2002	2001

Statutory federal income tax rate	(35.0)%	35.0%	35.0%
Tax-exempt interest	(11.7)	(16.8)	(19.3)
Other, net	(0.1)	(0.1)	0.3
	(46.8)%	18.1%	16.0%

The tax effects of the significant temporary differences that give rise to deferred tax liabilities and assets are as follows:

	December 31,
	2003	2002
	(in thousands)

Deferred tax liabilities:
Deferred policy acquisition costs	$34,661	$33,214
Unrealized investment gains	36,142	29,161
Other	10,005	9,373

Total deferred tax liabilities	80,808	71,748

Deferred tax assets:
Unearned premiums	28,489	27,080
Losses incurred	51,279	42,494
Pension plan	4,074	8,077
NOL carryforward	16,744
AMT credit carryforward	12,419	6,141
Other	10,823	13,740

Total deferred tax assets	123,828	97,532

Net deferred tax asset	$43,020	$25,784

A valuation allowance is required to be established for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the benefit of the deferred tax asset will be realized through the generation of future income. Therefore, no such valuation allowance has been established.

10 - Incentive Plans

Fixed Stock Option Plans

Harleysville Group has an Equity Incentive Plan (EIP) for key employees. Awards may be made in the form of stock options, stock appreciation rights (SARs), restricted stock or any combination of the above. The EIP was amended in 1997 and limited future awards to an aggregate of 4,260,946 shares of Harleysville Group Inc.’s common stock. The plan provides that stock options may become exercisable from six months to 10 years from the date of grant with an option price not less than fair market value on the date of grant. The options normally vest 50% at the end of one year and 50% at the end of two years from the date of grant. SARs have not been material.

The income tax benefit related to the difference between the market price at the date of exercise and the option price for non-qualified stock options was credited to additional paid-in capital.

The Harleysville Group Inc. Year 2000 Directors’ Stock Option Program provides for the granting of options to eligible directors to purchase a maximum of 123,500 shares of common stock. Options are granted at exercise prices equal to fair market value on the date of grant. The options vest immediately, although no option is exercisable until six months after the date of grant. The options have a term of 10 years.

Harleysville Group maintains stock option plans for substantially all employees and certain designated agents. The plans provide for the granting of options to purchase a maximum of 850,000 shares of common stock. The plans provide that the options become exercisable from three to 10 years from the date of grant with an option price not less than fair market value on the date of grant.

Information regarding activity in Harleysville Group’s fixed stock option plans is presented below:

	Number of shares	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2000	2,107,790	$16.62
Granted—2001	475,850	26.36
Exercised—2001	(259,912)	14.26
Forfeited—2001	(84,180)	16.31

Outstanding at December 31, 2001	2,239,548	18.97
Granted—2002	495,917	27.20
Exercised—2002	(323,611)	14.98
Forfeited—2002	(291,313)	15.93

Outstanding at December 31, 2002	2,120,541	21.92
Granted—2003	406,081	23.21
Exercised—2003	(154,765)	14.83
Forfeited—2003	(113,511)	25.82
Outstanding at December 31, 2003	2,258,346	$22.44

Exercisable at:
December 31, 2001	1,608,426	$17.21

December 31, 2002	1,455,606	$19.64

December 31, 2003	1,689,388	$21.70

The following table summarizes information about fixed stock options at December 31, 2003:

	Range of Exercise Prices
	$11.13-17.94	$19.63-24.50	$26.36-27.20

Options outstanding at December 31, 2003:

Number of options	571,871	861,040	825,435

Weighted-average remaining contractual life	4.2 years	7.0 years	7.9 years

Weighted-average exercise price	$15.81	$22.67	$26.81

Options exercisable at December 31, 2003:

Number of options	571,871	496,860	620,657

Weighted-average exercise price	$15.81	$22.27	$26.68

The per share weighted-average fair value of options granted during 2003, 2002 and 2001 was $6.79, $9.04 and $8.45, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 2.84%, 2.21% and 2.12%; expected volatility of 38.99%, 37.34% and 34.89%; risk-free interest rate of 2.55%, 4.60% and 4.77%; and an expected life of 5.25 years.

Other Stock Purchase and Incentive Plans

Harleysville Group Inc. is authorized to issue up to 1,650,000 shares of common stock under the terms of the 1995 Employee Stock Purchase Plan as amended in 2003. Virtually all employees are eligible to participate in the plan, under which a participant may elect to have up to 15% of base pay withheld to purchase shares. The purchase price of the stock is 85% of the lower of the beginning-of-the-subscription-period or end-of-the-subscription-period fair market value. Each subscription period runs from January 15 through July 14, or July 15 through January 14. Under the plan, Harleysville Group Inc. issued 95,048, 92,175 and 93,637 shares to employees in 2003, 2002 and 2001, respectively.

Under Harleysville Group Inc.’s 1995 Agency Stock Purchase Plan, eligible independent insurance agencies may invest up to $12,500 in shares of common stock at 90% of the fair market value at the end of each six-month subscription period. There are 1,000,000 shares of common stock available under the plan. There were 41,984, 43,174 and 29,980 shares issued under the plan for which $76,000, $76,000 and $180,000 of expense was recognized in 2003, 2002 and 2001, respectively.

The 1996 Directors’ Stock Purchase Plan provides for the issuance of up to 200,000 shares of Harleysville Group Inc. common stock to outside directors of Harleysville Group Inc. and Mutual. The purchase price of the stock is 85% of the lower of the beginning-of-the-subscription-period or end-of-the-subscription-period fair market value. In 2003, 2002 and 2001 respectively, there were 8,038, 9,647 and 7,999 shares issued under the plan for which $30,000, $31,000 and $75,000 of expense was recognized.

Harleysville Group has incentive bonus plans. Cash and common stock bonuses are earned on a formula basis depending upon the performance of Harleysville Group and Mutual in relation to certain targets. There are 600,000 shares of common stock available under the Long Term Incentive Plan and 165,848 of these shares have been issued in 2003. Harleysville Group’s expense (benefit) for such plans was $(1,999,000), $7,291,000 and $1,808,000 for 2003, 2002 and 2001, respectively.

11 - Pension and Other Benefit Plans

Harleysville Group Inc. has a pension plan that covers substantially all full-time employees. Retirement benefits are a function of both the years of service and level of compensation. Harleysville Group Inc.’s funding policy is to contribute annually an amount equal to at least the minimum required contribution in accordance with minimum funding standards established by ERISA. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Harleysville Group Inc. uses a December 31, measurement date for the pension plan.

The following table sets forth the year-end status of the plan including Mutual:

	2003	2002
	(in thousands)

Change in benefit obligation
Benefit obligation at January 1	$149,832	$126,900
Service cost	6,633	5,632
Interest cost	10,029	9,137
Amendments		28
Net actuarial loss	15,047	12,780
Benefits paid	(5,089)	(4,645)
Plan merger	2,990

Benefit obligation at December 31	$179,442	$149,832

Change in plan assets
Fair value of plan assets at January 1	$82,463	$101,967
Actual return on plan assets	16,104	(17,549)
Contributions	27,306	2,493
Benefits paid	(4,887)	(4,448)
Plan merger	4,674

Fair value of plan assets at December 31	$125,660	$82,463

Funded status	$(53,782)	$(67,369)
Unrecognized net actuarial loss	48,394	39,559
Unrecognized prior service cost	997	1,229
Unrecognized transition obligation	159	213
Accrued pension cost:
Entire plan	$(4,232)	$(26,368)

Harleysville Group portion	$(4,688)	$(18,159)

Amounts recognized in the statement of financial position consist of:
Accrued pension cost	$(15,781)	$(26,780)
Intangible asset	831	821
Accumulated other comprehensive income	10,262	7,800

Net amount recognized	$(4,688)	$(18,159)

The plan merger amounts above relate to the merger of an affiliate of Mutual into the plan. This merger had no impact on Harleysville Group’s portion of the plan.

The accumulated benefit obligation for the entire plan was $146,456,000 and $121,950,000 at December 31, 2003 and 2002, respectively.

The net periodic pension cost for the plan including Mutual consists of the following components:

	2003	2002	2001
	(Dollars in thousands)

Components of net periodic pension cost:
Service cost	$6,633	$5,632	$4,745
Interest cost	10,029	9,137	8,348
Expected return on plan assets	(9,942)	(10,076)	(9,596)
Recognized net actuarial loss (gain)	50	1	(152)
Amortization of prior service cost	232	407	588
Net transition amortization	54	53	19
Net periodic pension cost:
Entire plan	$7,056	$5,154	$3,952
Harleysville Group portion	$4,694	$3,477	$2,663

Additional information:
Increase in minimum liability included in other comprehensive income—Harleysville Group portion	$2,462	$7,800

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.25%	6.75%
Rate of compensation increase	4.50%	4.50%

Weighted-average assumptions used to determine net cost for years ended December 31:
Discount rate	6.75%	7.25%	7.50%
Expected return on plan assets	9.00%	9.50%	9.50%
Rate of compensation increase	4.50%	4.50%	4.50%

Harleysville Group’s pension plan asset allocations at December 31, 2003 and 2002 are as follows:

Plan Assets

	Plan Assets at December 31,
	2003	2002
Asset Category:
Cash and cash equivalents	6%	6%
Equity securities	63%	58%
Debt securities	30%	35%
Other	1%	1%
Total	100%	100%

The pension plan assets are managed to maximize total return over the long-term while providing sufficient liquidity and current return in order to satisfy the cash flow requirements of the plan. In order to meet these objectives, the target allocation for equity securities is a range of 65% to 75% of the market value of the fund’s portfolio and the target allocation for debt securities is a range of 25% to 35% of the market value of the fund’s portfolio.

To develop the expected long-term rate of return on assets assumption, the company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension plan portfolio. This resulted in the selection of the 9.0% long-term rate of return on assets assumption.

Cash Flows

The expected 2004 contribution to the pension is $10,000,000 of which $6,600,000 is Harleysville Group’s expected portion.

Harleysville Group has profit-sharing plans covering qualified employees. Harleysville Group’s expense under the plans was $874,000, $1,573,000 and $1,601,000 for 2003, 2002 and 2001, respectively.

12 - Segment Information

As an underwriter of property and casualty insurance, Harleysville Group has three reportable segments, which consist of the investment function, the personal lines of insurance and the commercial lines of insurance. Using independent agents, Harleysville Group markets personal lines of insurance to individuals, and commercial lines of insurance to small and medium-sized businesses.

Harleysville Group evaluates the performance of the personal lines and commercial lines primarily based upon underwriting results as determined under statutory accounting practices (SAP). Assets are not allocated to the personal and commercial lines, and are reviewed in total by management for purposes of decision making. Harleysville Group operates only in the United States, and no single customer or agent provides 10 percent or more of revenues.

Financial data by segment is as follows:

	2003	2002	2001
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$628,935	$553,194	$493,362
Personal lines	194,472	211,442	236,527
Total premiums earned	823,407	764,636	729,889
Net investment income	86,597	86,265	85,518
Realized investment losses	(920)	(18,448)	(3,071)
Other	15,881	15,283	15,415
Total revenues	$924,965	$847,736	$827,751

Income (loss) before income taxes:
Underwriting loss:
Commercial lines	$(158,292)	$(11,473)	$(7,128)
Personal lines	(39,442)	(13,963)	(29,372)
SAP underwriting loss	(197,734)	(25,436)	(36,500)
GAAP adjustments	19,966	8,803	2,017
GAAP underwriting loss	(177,768)	(16,633)	(34,483)
Net investment income	86,597	86,265	85,518
Realized investment losses	(920)	(18,448)	(3,071)
Other	2,641	5,298	3,836
Income (loss) before income taxes	$(89,450)	$56,482	$51,800

13 - Earnings Per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	2003	2002	2001
	(dollars in thousands, except per share data)

Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(47,629)	$46,255	$43,493

Denominator for basic earnings (loss) per share – weighted-average shares outstanding	29,985,900	29,699,201	29,267,587

Effect of stock incentive plans		596,748	550,942

Denominator for diluted earnings (loss) per share	29,985,900	30,295,949	29,818,529

Basic earnings (loss) per share	$(1.59)	$1.56	$1.49

Diluted earnings (loss) per share	$(1.59)	$1.53	$1.46

The following options to purchase shares of common stock were not included in the computation of diluted earnings (loss) per share because the exercise price of the options was greater than the average market price:

	2003	2002	2001
	(in thousands)

Number of options	1,075	491	284

An additional 1,184,903 options to purchase shares of common stock were not included in the computation of diluted earnings per share for 2003 because their inclusion would have had an antidilutive effect.

14 - Quarterly Results of Operations (Unaudited)

	2003
	(in thousands, except per share data)

	First	Second	Third	Fourth	Total

Revenues	$224,363	$229,544	$234,122	$236,936	$924,965

Losses and expenses	233,238	218,014	291,713	271,450	1,014,415

Net income (loss)	(3,240)	10,068	(34,654)	(19,803)	(47,629)

Earnings (loss) per common share:
Basic	$(.11)	$.33	$(1.16)	$(.66)	$(1.59)
Diluted	$(.11)	$.33	$(1.16)	$(.66)	$(1.59)

	2002
	(in thousands, except per share data)

	First	Second	Third	Fourth	Total

Revenues	$208,210	$192,149	$222,287	$225,090	$847,736

Losses and expenses	191,287	195,353	202,562	202,052	791,254

Net income	13,340	296	15,216	17,403	46,255

Earnings per common share:
Basic	$.45	$.01	$.51	$.58	$1.56
Diluted	$.44	$.01	$.50	$.57	$1.53

Independent Auditors’ Report

The Board of Directors

 and Shareholders

Harleysville Group Inc.:

We have audited the accompanying consolidated balance sheets of Harleysville Group Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harleysville Group Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 13, 2004

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Annual Report, Harleysville Group Inc.’s disclosure controls and procedures were effective to provide reasonable assurance that internal information relating to Harleysville Group and its consolidated subsidiaries is made known to management, including the chief executive officer and the chief financial officer, particularly during the period when periodic reports for Harleysville Group Inc. are being prepared.

The chief executive officer and chief financial officer also have concluded that, except as stated in the next paragraph, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the Company completed its evaluation.

During 2003, the Company reviewed the processes by which case reserves for loss and loss settlement expenses are estimated and whether those processes were being consistently applied. These processes are an important element in establishing aggregate reserves. Management took steps in 2003 to improve internal controls in this area, including hiring a new Senior Vice President to manage the claims function, reducing turnover rates in the personnel engaged in estimating case reserves and proactively managing the effects of such turnover, implementing refinements in the processes which the Company follows in estimating these reserves, and shifting the internal audit of compliance with these processes from an internal auditor within the claims department to the Company’s regular internal audit group. Management expects the effectiveness of these internal controls to continue to improve as a result of these actions and, as part of our normal actuarial review process, will evaluate the impact of these changes on a regular basis.

PART III

Item 10.

Directors and Executive Officers of the Registrant.

The “Election of Directors” and “Other Executive Officers” sections, which provides information regarding the Company’s directors and executive officers, on pages 14 to 17 and the “Section 16 Reporting Compliance” section on page 32 of the Company’s proxy statement relating to the annual meeting of stockholders to be held April 28, 2004, are incorporated herein by reference.

Item 11.

Executive Compensation.

The information set forth on pages 25 to 30 and the “Compensation of Directors” section on page 12 of the Company’s proxy statement relating to the annual meeting of stockholders to be held April 28, 2004, are incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The “Ownership of Common Stock” section on page 17 of the Company’s proxy statement relating to the annual meeting of stockholders to be held April 28, 2004, is incorporated herein by reference.

Securities Authorized Under Equity Compensation Plans as of December 31, 2003

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,258,346	$22.44	3,158,959

Equity compensation plans not approved by security holders	2,000	$19.13	600,589

Totals	2,260,346	$22.44	3,759,548

There are two equity compensation arrangements not approved by stockholders. One is the Agents’ Stock Price Plan whereby the top-tier independent insurance agencies that sell insurance products for the Company’s subsidiaries and affiliates may purchase twice a year, on January and July 15, Company stock at a discount of 10% off the closing price on the previous day. The amount that can be purchased by any one agency is limited to no more than $12,500 in value every six months. A total of 1,000,000 shares was reserved for issuance under this program at the time of its adoption in February 1995. As of March 1, 2004, 399,411 shares have been issued under this program. The other plan not approved by stockholders was a one-time grant of non-qualified stock options to purchase 2,000 shares to E. Wayne Ratz at the time of his commencement of employment in 1997. The options have an exercise price of $19.13 per share and expire in 2007.

The equity compensation plans approved by shareholders, other than the current Employee Stock Purchase Plan, are described on pages 12 and 13 and pages 21 and 22 of the Company’s proxy statement.

Item 13.

Certain Relationships and Related Transactions.

The “Transactions with Harleysville Mutual” section on pages 31 and 32 of the Company’s proxy statement relating to the annual meeting of stockholders to be held April 28, 2004, is incorporated herein by reference.

Item 14.

Principal Accountant Fees and Services.

The “Audit Fees” section on page 7 of the Company’s proxy statement related to the annual meeting of stockholders to be held April 28, 2004, is incorporated herein by reference.

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)

(1)

The following consolidated financial statements are filed as a part of this report:

Consolidated Financial Statements

Page

Consolidated Balance Sheets as of

December 31, 2003 and 2002

 47

Consolidated Statements of Income (Loss) for

Each of the Years in the Three-year

Period Ended December 31, 2003

 48

Consolidated Statements of Shareholders’

Equity for Each of the Years in the Three-

year Period Ended December 31, 2003

 49

Consolidated Statements of Cash Flows

for Each of the Years in the Three-year

Period Ended December 31, 2003

 51

Notes to Consolidated Financial Statements

 52

Independent Auditors’ Report

 73

(2)

The following consolidated financial statementschedules for the years 2003, 2002 and 2001are submitted herewith:

Financial Statement Schedules

Schedule I.

Summary of Investments - Other

Than Investments in Related

Parties

 83

Schedule II.

Condensed Financial Information

of Parent Company

 84

Schedule III.

Supplementary Insurance

Information

 87

Schedule IV.

Reinsurance

 88

Schedule VI.

Supplemental Insurance Information

Concerning Property and Casualty

Subsidiaries

 89

Independent Auditors’ Consent and Report on Schedules

(filed as Exhibit 23)

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(3)

Exhibits

Exhibit

   No.

     Description of Exhibits

(3)(A)

Amended and restated Certificate of Incorporation of Registrant - incorporated herein by reference to Exhibit (4)(A) to the Registrant’s Form S-8 Registration Statement No. 333-03127 filed May 3, 1996.

(3)(B)

Amended and Restated By-laws of Registrant - incorporated herein by reference to Exhibit 4(B) to the Post-Effective Amendment No. 12 of Registrant’s Form S-3 Registration Statement No. 33-90810 filed October 10, 1995.

(4)

Indenture between the Registrant and J. P. Morgan Trust Company, N.A., dated as of July 7, 2003 - incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Report dated July 7, 2003.

(10)(A)*

Standard Deferred Compensation Plan for Directors of Harleysville Mutual Insurance Company and Harleysville Group Inc. Amended and Restated November 17, 1999 - incorporated herein by reference to Exhibit 10(A) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(B)*

Harleysville Insurance Companies Director Deferred Compensation Plan Approved by the Board of Directors November 25, 1987 - incorporated herein by reference to Exhibit 10(B) to the Registrant’s Form S-3 Registration Statement No. 33-28948 filed May 25, 1989.

(10)(C)*

Harleysville Group Inc. Non-qualified Deferred Compensation Plan Amended and Restated November 17, 1999 - incorporated herein by reference to Exhibit 10(C) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(D)*

Pension Plan of Harleysville Group Inc. and Associated Employers dated December 1, 1994 and amendment dated February 6, 1995 - incorporated herein by reference to Exhibit 10(D) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(10)(E)*

Harleysville Mutual Insurance Company/ Harleysville Group Inc. Senior Management Incentive Compensation Plan As Amended and Restated November 17, 1999 - incorporated herein by reference to Exhibit 10(E) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(F)

Proportional Reinsurance Agreement effective as of January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company and Harleysville Insurance Company of New Jersey -incorporated herein by reference to Exhibit 10(N) to the Registrant’s Form S-1 Registration Statement No. 33-4885 declared effective May 23, 1986.

(10)(G)*

Equity Incentive Plan of Registrant, as amended - incorporated herein by reference to Exhibit (4)(C) to the Registrant’s Form S-8 Registration Statement No. 33325817 filed April 25, 1997.

Exhibit

   No.

     Description of Exhibits

(10)(H)

Tax Allocation Agreement dated December 24, 1986 among Harleysville Insurance Company of New Jersey, Huron Insurance Company, Worcester Insurance Company, McAlear Associates, Inc. and the Registrant - incorporated herein by reference to Exhibit 10(Q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986.

(10)(I)

Amended and Restated Financial Tax Sharing Agreement dated March 20, 1995 among Huron Insurance Company, Harleysville Insurance Company of New Jersey, Worcester Insurance Company, Harleysville-Atlantic Insurance Company, New York Casualty Insurance Company, Connecticut Union Insurance Company, Great Oaks Insurance Company, Lakes States Insurance Company and the Registrant - incorporated herein by reference to Exhibit (10)(L) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(10)(J)

Amendment, effective July 1, 1987, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey and Atlantic Insurance Company of Savannah - incorporated herein by reference to the Registrant’s Form 8-K Report dated July 1, 1987.

(10)(K)

Amendment, effective January 1, 1989, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Atlantic Insurance Company of Savannah and Worcester Insurance Company - incorporated herein by reference to Exhibit 10(U) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.

(10)(L)

Amendment, effective January 1, 1991, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Atlantic Insurance Company of Savannah, Worcester Insurance Company, Phoenix General Insurance Company and New York Casualty Insurance Company - incorporated herein by reference to Exhibit (10)(O) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

(10)(M)

Amendments, effective January 1, 1995 and 1993, respectively, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Worcester Insurance Company, Connecticut Union Insurance Company, New York Casualty Insurance Company and Great Oaks Insurance Company - incorporated herein by reference to Exhibit (10)(P) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

Exhibit

   No.

     Description of Exhibits

(10)(N)

Amendment, effective January 1, 1996 to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Worcester Insurance Company, Connecticut Union Insurance Company, New York Casualty Insurance Company, Great Oaks Insurance Company and Pennland Insurance Company - incorporated herein by reference to Exhibit (10)(O) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(10)(O)

Amendment, effective January 1, 1997 to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Worcester Insurance Company, Mid-America Insurance Company, New York Casualty Insurance Company, Great Oaks Insurance Company, Pennland Insurance Company and Lake States Insurance Company - incorporated herein by reference to Exhibit (10)(P) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(10)(P)

Amendment, effective January 1, 1998 to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Worcester Insurance Company, Mid-America Insurance Company, New York Casualty Insurance Company, Great Oaks Insurance Company, Pennland Insurance Company, Lake States Insurance Company and Minnesota Fire and Casualty Company - incorporated herein by reference to Exhibit (10)(Q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(10)(Q)

Lease and amendment effective January 1, 2000 between Harleysville, Ltd. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit 10(R) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(R)*

1995 Directors’ Stock Option Program of Registrant - incorporated herein by reference to Exhibit (10)(S) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

(10)(S)*

Harleysville Group Inc. Year 2000 Directors’ Stock Option Program of Registrant – incorporated herein by reference to Exhibit (4)(C) to the Registrant’s Form S-8 Registration Statement No. 333-85941, filed August 26, 1999.

(10)(T)

Loan Agreement dated as of March 19, 1998 by and between Harleysville Group Inc. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit (10)(V) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit

   No.

     Description of Exhibits

(10)(U)

Form of Management Agreements dated January 1, 1994 between Harleysville Group Inc. and Harleysville Mutual Insurance Company, Harleysville-Garden State Insurance Company, Mainland Insurance Company, Pennland Insurance Company, Berkshire Mutual Insurance Company and Harleysville Life Insurance Company - incorporated herein by reference to Exhibit (10)(U) to the Registrant’s Annual Statement on Form 10-K for the year ended December 31, 1993.

(10)(V)

Form of Salary Allocation Agreements dated January 1, 1993 between Harleysville Group Inc. and Harleysville Mutual Insurance Company, Harleysville-Garden State Insurance Company, Mainland Insurance Company, Pennland Insurance Company, Berkshire Mutual Insurance Company and Harleysville Life Insurance Company - incorporated herein by reference to Exhibit (10)(U) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

(10)(W)

Equipment and Supplies Allocation Agreement dated January 1, 1993 between Harleysville Mutual Insurance Company and Harleysville Group Inc. - incorporated herein by reference to Exhibit (10)(V) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

(10)(X)*

Form of Change of Control Employment Agreements dated July 1, 1999 - incorporated herein by reference to Exhibit 10(Z) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(Y)*

Harleysville Group Inc. Supplemental Retirement Plan Amended and Restated November 17, 1999 - incorporated herein by reference to Exhibit 10(AB) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(Z)*

1996 Directors’ Stock Purchase Plan of Registrant - incorporated herein by reference to Exhibit (4)(C) to the Registrant’s Form S-8 Registration Statement No. 333-03127 filed May 3, 1996.

(10)(AA)*

Directors Equity Award Program of Registrant - incorporated herein by reference to Exhibit (4)(C) to the Registrant’s Form S-8 Registration Statement No. 333-09701 filed August 7, 1996.

(10)(AB)*

Excess Stock Purchase Plan of Registrant - incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-8 Registration Statement No. 333-37212 filed May 17, 2000.

(10)(AC)*

Long Term Incentive Plan of Registrant - incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-8 Registration Statement No. 333-37386 filed May 19, 2000.

(21)

Subsidiaries of Registrant.

(23)

Independent Auditors’ Consent and Report on Schedules.

(31.1)

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit

   No.

     Description of Exhibits

(31.2)

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

(32.1)

Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)

Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)

Form 11-K Annual Report for the Harleysville Group Inc. Employee Stock Purchase Plan for the year ended December 31, 2003.

——————

* A management contract, compensatory plan or arrangement required to be separately identified by reason of the provision of Item 14(a)(3).

(b) Reports on Form 8-K

A Form 8-K dated October 16, 2003 was filed furnishing, under item 12 of Form 8-K, estimated results of operations for the third quarter of 2003.

A Form 8-K dated October 24, 2003 was filed furnishing, under item 12 of Form 8-K, financial results for the third quarter of 2003.

HARLEYSVILLE GROUP

SCHEDULE I - SUMMARY OF INVESTMENTS -

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2003

(in thousands)

Type of Investment	Cost	Value	Amount at Which Shown in the Balance Sheet

Fixed maturities:

United States government and government agencies and authorities	$168,890	$173,750	$173,557

States, municipalities and political subdivisions	820,858	868,272	852,687

Mortgage-backed securities	185,345	191,367	191,367

All other corporate bonds	447,678	480,115	468,021

Total fixed maturities	1,622,771	1,713,504	1,685,632

Equity securities:

Common stocks:
Banks, trust and insurance companies	24,407	30,059	30,059
Industrial, miscellaneous and all other	72,782	107,531	107,531

Total equities	97,189	137,590	137,590

Short-term investments	31,411		31,411

Total investments	$1,751,371		$1,854,633

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2003	2002

ASSETS
Short-term investments	$9,054	$8,652
Fixed maturities:
Available for sale, at fair value (cost $51 and $51)	54	55
Investments in common stock of subsidiaries (equity method)	666,751	670,814
Accrued investment income	14	17
Federal income tax recoverable	19,665	3,528
Dividends receivable from subsidiaries	11,635	41,965
Other assets	12,160	13,748

Total assets	$719,333	$738,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$118,500	$93,500
Accounts payable and accrued expenses	11,092	11,963
Due to affiliate	16,994	1,204

Total liabilities	146,586	106,667

Shareholders’ equity:
Preferred stock, $1 par value; authorized 1,000,000 shares, none issued
Common stock, $1 par value; authorized 80,000,000 shares; issued 2003, 31,298,532 and 2002, 30,917,575 shares; outstanding 2003, 29,900,623 and 2002, 29,917,575 shares	31,299	30,918
Additional paid-in capital	156,997	149,091
Accumulated other comprehensive income	60,450	49,086
Retained earnings	350,844	418,582
Deferred compensation	(2,356)
Treasury stock, at cost, 1,397,909 and 1,000,000 shares	(24,487)	(15,565)

Total shareholders’ equity	572,747	632,112

Total liabilities and shareholders’ equity	$719,333	$738,779

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2003	2002	2001

Revenues	$7,711	$7,034	$7,782
Expenses:
Interest	7,596	5,649	6,102
Expenses other than interest	2,662	1,793	1,828

	(2,547)	(408)	(148)
Income tax benefit	(659)	(138)	(46)

Loss before equity in income (loss) of subsidiaries	(1,888)	(270)	(102)

Equity in income (loss) of subsidiaries	(45,741)	46,525	43,595

Net income (loss)	$(47,629)	$46,255	$43,493

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$(47,629)	$46,255	$43,493
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in undistributed loss (earnings) of subsidiaries	45,741	(46,525)	(43,595)
(Increase) decrease in accrued investment income	3	(1)	19
Decrease in accrued income taxes	(16,130)	(5,179)	(2,396)
Other, net	14,716	6,399	1,723
Net cash provided (used) by operating activities	(3,299)	949	(756)

Cash flows from investing activities:
Purchases of fixed maturity investments			(52)
Maturities of fixed maturity investments			10
Net purchases of short-term investments	(402)	(2,275)	(34)
Net cash used by investing activities	(402)	(2,275)	(76)

Cash flows from financing activities:
Issuance of common stock	7,702	8,051	7,807
Issuance of debt	100,000
Repayment of debt	(75,000)
Dividends from subsidiaries	30	12,036	10,027
Dividends paid	(20,109)	(18,761)	(17,002)
Purchase of treasury stock	(8,922)
Net cash provided by financing activities	3,701	1,326	832

Change in cash	—	—	—

Cash at beginning of year

Cash at end of year	$—	$—	$—

HARLEYSVILLE GROUP

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	Deferred Policy Acquisition Costs	Liability For Unpaid Losses and Loss Settlement Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Losses And Loss Settlement Expenses	Amortization Of Deferred Policy Acquisition Costs	Other Underwriting Expense	Premiums Written

Year ended
December 31, 2003
Commercial lines		$902,755	$309,497	$628,935		$562,334			$657,537
Personal lines		159,905	97,487	194,472		169,830			185,998
GAAP adjustments(1)		157,317	30,899			(4,289)
Total	$99,033	$1,219,977	$437,883	$823,407		$727,875	$202,147	$71,153	$843,535
Net investment income					$86,597

Year ended
December 31, 2002
Commercial lines		$702,663	$280,913	$553,194		$360,339			$596,057
Personal lines		154,519	105,942	211,442		161,278			201,793
GAAP adjustments(1)		71,153	19,422
Total	$94,896	$928,335	$406,277	$764,636		$521,617	$185,547	$74,105	$797,850
Net investment income					$86,265

Year ended
December 31, 2001
Commercial lines		$651,088	$238,050	$493,362		$330,943			$515,860
Personal lines		149,773	115,591	236,527		188,879			231,727
GAAP adjustments(1)		78,195	20,096
Total	$86,076	$879,056	$373,737	$729,889		$519,822	$180,283	$64,267	$747,587
Net investment income					$85,518

——————

(1)

GAAP adjustments are not determined separately for commercial and personal lines.

See Note 12 of the Notes to Consolidated Financial Statements.

HARLEYSVILLE GROUP

SCHEDULE IV - REINSURANCE

Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	Gross Amount	Ceded to		Assumed From		Net Amount	Percentage of Amount Assumed to Net
		Outside Companies	Affiliated Companies(1)	Outside Companies	Affiliated Companies(1)

Property and casualty premiums for year ended December 31,
2003	$741,120	$71,538	$705,774	$27,751	$831,848	$823,407	104.4%

2002	$699,482	$67,911	$664,576	$25,215	$772,426	$764,636	104.3%

2001	$658,166	$61,345	$633,298	$29,442	$736,924	$729,889	105.0%

——————

(1)

These columns include the affect of the intercompany pooling.

HARLEYSVILLE GROUP

SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING

PROPERTY AND CASUALTY SUBSIDIARIES

Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	Liability For Unpaid Losses and Loss Settlement Expenses	Discount, If Any, Deducted From Reserves(1)	Losses and Loss Settlement Expense (Benefits) Incurred Related To		Paid Losses And Loss Settlement Expenses

			Current Year	Prior Years

Year ended:

December 31, 2003	$1,219,977	$10,814	$608,816	$119,059	$522,397

December 31, 2002	$928,335	$9,786	$526,265	$(4,648)	$465,296

December 31, 2001	$879,056	$8,007	$537,172	$(17,350)	$511,545

Notes:

(1)

The amount of discount relates to certain long-term disability workers’ compensation cases. A discount rate of 3.5% (5% on New Jersey cases) was used.

(2)

Information required by remaining columns is contained in Schedule III.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harleysville Group Inc.

Date: March 12, 2004	By:	/s/ MICHAEL L. BROWNE
Michael L. Browne Chief Executive Officer and a Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. BROWNE	Chief Executive Officer and a Director (principal executive officer)	March 12, 2004
Michael L. Browne

/s/ BRUCE J. MAGEE	Senior Vice Presidentand Chief FinancialOfficer (principal financial officer and principal accounting officer)	March 12, 2004
Bruce J. Magee

/s/ WILLIAM W. SCRANTON	Chairman of the Board and a Director	March 12, 2004
William M. Scranton

/s/ LOWELL R. BECK	Director	March 12, 2004
Lowell R. Beck

/S/ W. THACHER BROWN	Director	March 12, 2004
W. Thacher Brown

/s/ MIRIAN M. GRADDICK-WEIR	Director	March 12, 2004
Mirian M. Graddick-Weir

/s/ JOSEPH E. McMENAMIN	Director	March 12, 2004
Joseph E. McMenamin

/s/ FRANK E. REED	Director	March 12, 2004
Frank E. Reed

/s/ JERRY S. ROSENBLOOM	Director	March 12, 2004
Jerry S. Rosenbloom

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

(21)	Subsidiaries of Registrant.

(23)	Independent Auditors’ Consent and Report on Schedules.

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Form 11-K Annual Report for the Harleysville Group Inc. Employee Stock Purchase Plan for the year ended December 31, 2003.