Form 10-Q
period 2004-03-31
HARLEYSVILLE GROUP INC
filed 2004-05-07
CIK 792013

SECURITIES  AND  EXCHANGE  COMMISSION
                         WASHINGTON,  D.C.  20549

                                FORM  10-Q

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  MARCH  31,  2004.
                                    ----------------

                                OR

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                    SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from            to
                                   ----------    ----------

Commission  file  number  0-14697
                          -------

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

     At May 3, 2004, 29,970,555 shares of common stock of Harleysville Group Inc. were outstanding.

             HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                               INDEX

                                                                Page  Number
                                                                ------------

Part  I  -  Financial  Information

   Consolidated  Balance  Sheets  -  March  31,  2004
      and  December  31,  2003                                         3

   Consolidated  Statements  of  Income  (Loss)  -  For  the
      three  months  ended  March  31,  2004  and  2003                4

   Consolidated  Statement  of  Shareholders'  Equity  -
      For  the  three  months  ended  March  31,  2004                 5

   Consolidated  Statements  of  Cash  Flows  -
      For  the  three  months  ended  March  31,  2004
      and  2003                                                        6

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

   Controls  and  Procedures                                          27


Part  II  -  Other  Information                                       28

Item  1.  Financial  Statements

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
           CONSOLIDATED  BALANCE  SHEETS
        (in  thousands,  except  share  data)



                                                           MARCH 31,      DECEMBER 31,
                                                              2004            2003
                                                          ----------      ------------
                                                          (Unaudited)
                    ASSETS
                    ------
Investments:
  Fixed maturities:
    Held to maturity, at amortized cost
      (fair value $486,181 and $463,953)                  $  456,781      $  436,521
    Available for sale, at fair value
      (amortized cost $994,596 and $980,936)               1,056,210       1,033,855
  Equity securities, at fair value
    (cost $108,599 and $97,189)                              142,705         137,590
  Short-term investments, at cost,
    which approximates fair value                             68,691          31,411
  Fixed maturity securities on loan:
    Held to maturity, at amortized cost
      (fair value $4,288 and $3,532)                           3,834           3,092
    Available for sale, at fair value
      (amortized cost $166,076 and $202,222)                 177,660         212,164
                                                          ----------      ----------
      Total investments                                    1,905,881       1,854,633
Cash                                                           1,782          13,430
Receivables:
  Premiums                                                   138,258         140,674
  Reinsurance (affiliate $2,399 and $699)                    178,020         164,841
  Accrued investment income                                   21,220          23,086
                                                          ----------      ----------
      Total receivables                                      337,498         328,601

Deferred policy acquisition costs                             98,884          99,033
Prepaid reinsurance premiums                                  29,781          30,899
Property and equipment, net                                   23,095          23,824
Deferred income taxes                                         40,801          43,020
Securities lending collateral                                186,570         221,454
Other assets                                                  56,935          65,495
                                                          ----------      ----------
      Total assets                                        $2,681,227      $2,680,389
                                                          ==========      ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Liabilities:
  Unpaid losses and loss settlement expenses
    (affiliate $184,519 and $189,891)                     $1,251,877      $1,219,977
  Unearned premiums (affiliate $56,642 and $52,839)          435,842         437,883
  Accounts payable and accrued expenses                       93,407          91,999
  Security lending obligation                                186,570         221,454
  Debt (affiliate $18,500 and $18,500)                       120,145         120,145
  Due to affiliate                                             3,327          16,184
                                                          ----------      ----------
      Total liabilities                                    2,091,168       2,107,642
                                                          ----------      ----------

Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued 31,368,464
    and 31,298,532 shares; outstanding
    29,970,555 and 29,900,623 shares                          31,368          31,299
  Additional paid-in capital                                 158,062         156,997
  Accumulated other comprehensive income                      63,078          60,450
  Retained earnings                                          362,238         350,844
  Deferred compensation                                         (200)         (2,356)
  Treasury stock, at cost, 1,397,909 shares                  (24,487)        (24,487)
                                                          ----------      ----------
      Total shareholders' equity                             590,059         572,747
                                                          ----------      ----------
      Total liabilities and
        shareholders' equity                              $2,681,227      $2,680,389
                                                          ==========      ==========

See accompanying notes to consolidated financial statements.

           HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
           CONSOLIDATED  STATEMENTS  OF  INCOME  (LOSS)
                          (UNAUDITED)
   FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2004  AND  2003
      (dollars  in  thousands,  except  per  share  data)




                                                 2004          2003
                                               --------      ---------
Revenues:
  Premiums earned from affiliate,
    (ceded to affiliate, $181,176
    and $172,305)                              $206,948      $198,829
  Investment income, net of
    investment expense                           21,642        21,447
  Realized investment gains (losses)             12,488          (433)
  Other income (affiliate $1,775 and
    $2,010)                                       4,564         4,520
                                               --------      --------
      Total revenues                            245,642       224,363
                                               --------      --------

Losses and expenses:

  Losses and loss settlement expenses
    (ceded to affiliate, $139,685 and
    $142,882)                                   151,110       163,759
  Amortization of deferred policy
    acquisition costs                            50,688        48,317
  Other underwriting expenses                    19,638        18,557
  Interest expense (affiliate $84 and
    $94)                                          1,577         1,394
  Other expenses                                  1,419         1,211
                                               --------      --------
      Total expenses                            224,432       233,238
                                               --------      --------

      Income (loss) before income
       taxes                                     21,210        (8,875)

Income taxes (benefit)                            4,717        (5,635)
                                               --------      --------

      Net income (loss)                        $ 16,493      $ (3,240)
                                               ========      ========
Per common share:

  Basic earnings (loss)                        $    .55      $   (.11)
                                               ========      ========

  Diluted earnings (loss)                      $    .55      $   (.11)
                                               ========      ========

  Cash dividend                                $    .17      $   .165
                                               ========      ========

See accompanying notes to consolidated financial statements.

          HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
       CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
                          (UNAUDITED)
        FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2004
                   (dollars  in  thousands)




                                               ACCUMULATED
                 COMMON STOCK       ADDITIONAL OTHER
              -------------------   PAID-IN    COMPREHENSIVE  RETAINED  DEFERRED      TREASURY
                SHARES    AMOUNT    CAPITAL    INCOME         EARNINGS  COMPENSATION  STOCK      TOTAL
              ----------  ------    ---------- -------------  --------  ------------  --------   --------
Balance,
 December 31,
 2003         31,298,532  $31,299   $156,997    $60,450       $350,844  $(2,356)      $(24,487)  $572,747
                                                                                                 --------
Net income                                                      16,493                             16,493

Other compre-
 hensive income,
 net of tax:
  Unrealized
  investment
  gains, net of
  reclassification
  adjustment                                      2,628                                             2,628
                                                                                                 --------

Comprehensive
 income                                                                                            19,121

Issuance of
 common stock     69,932       69      1,190                                                        1,259

Tax on stock
 compensation                           (125)                                                        (125)

Deferred
 compensation                                                             2,156                     2,156

Cash dividend
 paid                                                           (5,099)                            (5,099)
              ----------  -------   --------    -------       --------  -------       --------   --------

Balance at
 March 31,
 2004         31,368,464  $31,368   $158,062    $63,078       $362,238  $  (200)      $(24,487)  $590,059
              ==========  =======   ========    =======       ========  =======       ========   ========

See accompanying notes to consolidated financial statements.

             HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
              CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                           (UNAUDITED)

     FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2004  AND  2003
                         (in  thousands)




                                                        2004          2003
                                                      --------      --------

Cash flows from operating activities:
  Net income (loss)                                   $ 16,493       $ (3,240)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Change in receivables, unearned
        premiums, prepaid reinsurance
        balances                                        (9,820)         3,351
      Change in affiliate balance                      (12,857)        13,126
      Increase in unpaid losses and
        loss settlement expenses                        31,900         49,426
      Deferred income taxes                                804         (4,056)
      (Increase) decrease in deferred
        policy acquisition costs                           149         (4,359)
      Amortization and depreciation                      1,406            844
      Loss (gain) on sale of investments               (12,488)           433
      Other, net                                        (4,393)       (18,066)
                                                      --------       --------
        Net cash provided by
          operating activities                          11,194         37,459
                                                      --------       --------

Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                                          (43,304)      (97,495)
    Sales or maturities                                 54,690         68,431
  Equity securities:
    Purchases                                           (7,096)
    Sales                                               14,183          1,923
  Net purchases of short-term investments              (37,280)       (11,749)
  Sale (purchase) of property and
    equipment                                             (195)           297
                                                      --------       --------
        Net cash used by
          investing activities                         (19,002)       (38,593)
                                                      --------       --------

Cash flows from financing activities:
  Issuance of common stock                               1,259          6,080
  Dividend paid (to affiliates, $2,890
    and $2,743)                                         (5,099)        (4,972)
  Purchase of treasury stock                                             (427)
                                                      --------       --------
        Net cash provided (used)
          by financing activities                       (3,840)           681
                                                      --------       --------
Decrease in cash                                       (11,648)          (453)

Cash at beginning of period                             13,430          2,944
                                                      --------       --------
Cash at end of period                                 $  1,782       $  2,491
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

     These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2003 included in the Company's 2003 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

     The affiliate transaction disclosures on the face of the financial statements are in regards to transactions with Harleysville Mutual Insurance Company (Mutual). Mutual owns approximately 57% of the outstanding common stock of Harleysville Group Inc. As used herein, "Harleysville Group" refers to Harleysville Group Inc. and its subsidiaries.

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

     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                      (UNAUDITED)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

Stock-Based  Compensation

     Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recognized for fixed stock option grants and an employee stock purchase plan. Compensation expense would be recorded on the date of a stock option grant only if the current market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net income
(loss) and earnings (loss) per share as if the provisions of statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), "Accounting for Stock-Based Compensation," had been applied for the three months ended March 31, 2004 and 2003:





                                           FOR THE THREE MONTHS
                                             ENDED MARCH 31,
                                            2004         2003
                                          --------     --------
                                          (in thousands, except
                                             per share data)
Net income (loss), as reported            $16,493      $(3,240)

Plus:
  Stock-based employee
    compensation expense included
    in reported net income (loss),
    net of related tax effects                 43          201

Less:
  Total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards, net of related
    tax effects                              (749)      (1,088)
                                          -------      -------
Pro forma net income (loss)               $15,787      $(4,127)
                                          =======      =======

Basic earnings (loss) per share:
  As reported                             $   .55      $ (0.11)
  Pro forma                               $   .53      $ (0.14)

Diluted earnings (loss) per share:
  As reported                             $   .55      $ (0.11)
  Pro forma                               $   .53      $ (0.14)

                 HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                (UNAUDITED)

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

2  -  Earnings  Per  Share

     The computation of basic and diluted earnings (loss) per share is as follows:




                                      FOR THE THREE MONTHS
                                         ENDED MARCH 31,
                                       2004            2003
                                    ----------      ----------
                                      (dollars in thousands,
                                      except per share data)
Numerator for basic
  and diluted earnings (loss)
  per share:
    Net income (loss)                  $16,493        $ (3,240)
                                       =======        ========

Denominator for basic
  earnings (loss) per share --
  weighted average
  shares outstanding                29,960,760      29,987,316

Effect of stock
  incentive plans                       87,375
                                    ----------      ----------
Denominator for
  diluted earnings (loss)
  per share                         30,048,135      29,987,316
                                    ==========      ==========

Basic earnings (loss)
  per share                           $   .55         $   (.11)
                                      =======         ========

Diluted earnings (loss)
  per share                           $   .55         $   (.11)
                                      =======         ========

                 HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                (UNAUDITED)

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                (Continued)

     The following options to purchase shares of common stock were not included in the computation of diluted earnings (loss) per share because the exercise price of the options was greater than the average market price:

                           FOR  THE  THREE  MONTHS
                              ENDED  MARCH  31,
                              2004        2003
                            --------     --------
                              (in  thousands)

Number  of  options            1,413     904
                               =====     ===

     For the three months ended March 31, 2003, an additional 1,212,316 options to purchase shares of common stock were not included in the computation of diluted earnings (loss) per share because their inclusion would have had an antidilutive effect.

3  -  Reinsurance

     Premiums earned are net of amounts ceded of $21,578,000 and $16,400,000 for the three months ended March 31, 2004 and 2003, respectively. Losses and loss settlement expenses are net of amounts ceded of $34,154,000 and $17,865,000 for the three months ended March 31, 2004 and 2003, respectively. Such amounts do not include the reinsurance transactions with Mutual under the pooling arrangement.

     Harleysville Group has a reinsurance agreement with Mutual whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplements the existing external catastrophe reinsurance program. Under the agreement, Harleysville Group ceded premiums earned of $1,997,000 and $2,024,000 and losses incurred of $1,800,000 and $3,756,000 to Mutual for the three months ended March 31, 2004 and 2003, respectively.

     Pursuant to the terms of a reinsurance pooling agreement with Mutual, each of the insurance subsidiaries of Harleysville Group Inc. cedes premiums, losses and expenses on all of their respective business to Mutual which, in turn, retrocedes to such subsidiaries a specified portion of premiums, losses and expenses of Mutual and such subsidiaries. Because this agreement does not relieve Harleysville Group Inc.'s insurance subsidiaries of

                 HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                (UNAUDITED)

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                (Continued)

primary liability as originating insurers, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset. Mutual has an A. M. Best rating of "A-" (Excellent).

4  -  Cash  Flows

     Cash tax refunds of $3,798,000 were received in the first quarter of 2004. There were no cash tax payments in the first quarter of 2003. Cash interest payments of $2,974,000 and $94,000 were made in the first quarter of 2004 and 2003, respectively.

5  -  Segment  Information

     The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

     Financial  data  by  segment  is  as  follows:



                                      FOR THE THREE MONTHS
                                        ENDED MARCH 31,
                                       2004          2003
                                     ---------     --------
                                         (in thousands)
Revenues:
  Premiums earned:
    Commercial lines                 $162,320      $148,749
    Personal lines                     44,628        50,080
                                     --------      --------
      Total premiums earned           206,948       198,829
  Net investment income                21,642        21,447
  Realized investment
    gains (losses)                     12,488          (433)
  Other                                 4,564         4,520
                                     --------      --------
Total revenues                       $245,642      $224,363
                                     ========      ========

Income (loss) before income taxes:
  Underwriting loss:
    Commercial lines                 $ (9,648)     $(28,006)
    Personal lines                     (4,860)       (7,894)
                                     --------      --------
      SAP underwriting loss           (14,508)      (35,900)
  GAAP adjustments                         20         4,096
                                     --------      --------
      GAAP underwriting loss          (14,488)      (31,804)
  Net investment income                21,642        21,447
  Realized investment
    gains (losses)                     12,488          (433)
  Other                                 1,568         1,915
                                     --------      --------

Income (loss) before income taxes    $ 21,210      $ (8,875)
                                     ========      ========

                 HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                (UNAUDITED)

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                (Continued)

6  -  Comprehensive  Income

     Comprehensive income (loss) for the three months ended March 31, 2004 and 2003 consisted of the following (all amounts are net of taxes):



                                          FOR THE THREE MONTHS
                                             ENDED MARCH 31,
                                            2004        2003
                                          --------     --------
                                             (in thousands)
  Net income (loss)                       $16,493      $(3,240)
  Other comprehensive income (loss):
    Unrealized investment holding
      gains (losses) arising during
      period                               10,721       (4,120)
  Less:
    Reclassification adjustment
     for (gains) losses included
     in net income                         (8,093)         440
                                          -------      -------
  Net unrealized investment gains
    (losses)                                2,628       (3,680)
                                          -------      -------

  Comprehensive income (loss)             $19,121      $(6,920)
                                          =======      =======


7  -  Pension

     Harleysville Group Inc. has a pension plan that covers substantially all full-time employees. The net periodic pension cost for the plan including Mutual consists of the following components:



                                          FOR THE THREE MONTHS
                                             ENDED MARCH 31,
                                           2004         2003
                                         ---------    ---------
                                            (in thousands)
Components of net periodic pension
 cost:
  Service cost                           $ 1,993      $ 1,658
  Interest cost                            2,770        2,507
  Expected return on plan assets          (3,020)      (2,486)
  Recognized net actuarial loss              518           13
  Amortization of prior service cost          52           58
  Net transition amortization                 12           14
                                         -------      -------
Net periodic pension cost:
  Entire plan                            $ 2,325      $ 1,764
                                         =======      =======
  Harleysville Group portion             $ 1,533      $ 1,212
                                         =======      =======

                 HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                (UNAUDITED)

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                (Continued)

     Harleysville Group's expected portion of the 2004 contribution to the pension plan is $6,600,000. No contributions were made in the quarter ended March 31, 2004.

8  -  Shareholders'  Equity

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

     These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2003 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company's nine insurance subsidiaries at December 31, 2003 ranged from 478% to 609%.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION

     Certain of the statements contained herein (other than statements of historical facts) are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on Harleysville Group. There can be no assurance that future developments will be in accordance with management's expectations so that the effect of future developments on Harleysville Group will be those anticipated by management. Actual financial results including premium growth and underwriting results could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves; catastrophe losses; competition in insurance product pricing; government regulation and changes therein which may impede the ability to charge adequate rates; performance of the financial markets; fluctuations in interest rates; availability and price of reinsurance; the Best's rating of Harleysville Group; and the status of labor markets in which the Company operates.

Overview

     The  Company's  net  income  is  primarily  determined  by  three elements:

       -  net  premium  income

       -  investment  income

       -  amounts  paid  or  reserved  to  settle  insured  claims

     A  number  of  factors  may  affect the level of premium income, including:

       - limitations on rates arising from the competitive market place or regulation

       - limitation on available business arising from a need to maintain the quality of underwritten risks

       - the Company's ability to maintain its A-("excellent") rating by A.M. Best

       - the ability of the Company to maintain a reputation for efficiency and fairness in claims administration

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                (Continued)

     A  number  of factors may affect the level of investment income, including:

       -  general  interest  rate  levels

       - specific adverse events affecting the issuers of debt obligations held by the Company

       - changes in the prices of equity securities generally and those held by the Company specifically

     Loss and loss settlement expenses are affected by a number of factors, including:

       -  the  quality  of  the  risks  underwritten  by  the  Company

       -  the  nature  and  severity  of  catastrophic  losses

       -  the  availability,  cost  and  terms  of  reinsurance

       -  underlying  settlement  costs,  including  medical  and  legal  costs

     The Company seeks to manage each of the foregoing to the extent within its control. Many of the foregoing factors are partially, or entirely, outside of the control of the Company.

Critical  Accounting  Policies  and  Estimates

     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require Harleysville Group to make estimates and assumptions (see Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2003 included in the Company's 2003 Annual Report filed with the Securities and Exchange Commission on Form 10-K). Harleysville Group believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation. The judgments, or the methodology on which the judgments are made, are reviewed quarterly with the Audit Committee.

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

     The application of certain of these critical accounting policies to the periods ended March 31, 2004 and 2003 is discussed in greater detail below.

Results  of  Operations

     Premiums earned increased $8.1 million during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase is primarily due to an increase of $13.6 million in premiums earned for commercial lines partially offset by a decline of $5.5 million in personal lines premiums earned. The increase in premiums earned for commercial lines was 9.1%, primarily due to higher rates partially offset by fewer policy counts. The decline in policy counts was primarily in the workers compensation line of business. The decline in premiums earned for personal lines was 10.9%, primarily due to fewer policy counts. The reduction in personal lines volume was driven primarily by a reduction in personal automobile business from the continued implementation of more stringent underwriting processes.

                    HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                (Continued)

     Investment income increased $0.2 million for the three months ended March 31, 2004 primarily due to a higher level of invested assets partially offset by a lower yield on the fixed maturity investment portfolio.

     Realized investment gains (losses) increased $12.9 million for the three months ended March 31, 2004 compared to the same prior year quarter. The increase primarily resulted from gains on the sale of two equity securities in the first quarter of 2004.

     Harleysville Group holds securities with unrealized losses at March 31, 2004 as follows:



                                                    LENGTH OF UNREALIZED LOSS
                                                    -------------------------
                                       UNREALIZED     LESS THAN     OVER 12
                        FAIR VALUE        LOSS        12 MONTHS     MONTHS
                        ----------     ----------     ---------     -------
                                             (in thousands)
Fixed maturities:
 U.S. Treasury
  securities and
  obligations of
  U.S. government
  corporations
  and agencies          $ 3,438         $   48        $ 48

 Obligations of
  states and
  political
  subdivisions           34,967            390         390

 Corporate
  securities             33,557          1,870          53          $1,817

 Mortgage-backed
  securities              4,826            138         138
                        -------         ------        ----          ------

 Total fixed
  maturities            $76,788         $2,446        $629          $1,817
                        =======         ======        ====          ======
 Equity securities      $10,520         $  798        $777          $   21
                        =======         ======        ====          ======

     Substantially all of the fixed maturity securities are classified as available for sale and are carried at fair value on the balance sheet.

     There are 6 positions that comprise the unrealized loss in equity investments at March 31, 2004. While 2 of these positions have been below cost for more than six months, they have had volatile price movements and have not been significantly below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in the future.

                    HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                (Continued)

     There are $21.3 million in fixed maturity securities, at amortized cost, that at March 31, 2004, had been below amortized cost for over 12 months. These primarily are comprised of airline enhanced equipment trust certificates (EETC) as follows:



                                    FAIR        MATURITY
                        COST        VALUE        DATES
                       -------     -------     ----------
                               (in thousands)
American Airlines     $14,385      $13,302     2011
United Airlines         6,962        6,228     2010-2012
                      -------      -------
                      $21,347      $19,530
                      =======      =======

     After the events of September 11, 2001, air travel and the value of these airlines' EETC securities declined. The EETCs are all "A tranche" holdings, which means they are in a senior credit position to the underlying airplane collateral value as compared to B and C tranche holders. At the time of issuance, the collateral was appraised at approximately twice the value of the A tranche EETCs. Recent estimates indicate that in a distressed sale scenario, the value of the collateral would be approximately the same as the EETCs' cost. At March 31, 2004, these EETC's carry an investment grade debt rating and the market value has improved over the past year. Harleysville Group is participating in certain EETC creditor committees and is monitoring developments. It is possible that these EETCs may be written down in the income statement in the future, depending upon developments involving both the issuers and world events which impact the level of air travel.

     In the first quarter of 2004, Harleysville Group had income before income taxes of $21.2 million, compared to a loss before income taxes of $8.9 million in the first quarter of 2003. The increase in income before income taxes of $30.1 million for the three months ended March 31, 2004, as compared to the same period in 2003, was primarily due to the increased realized gains and to improved underwriting results. The improved underwriting results in 2004 primarily was due to the change in the provision for insured events of prior years recognized in the first quarter of 2004 as compared to 2003. Such provisions were $0.6 million of favorable development for the three months ended March 31, 2004 and $20.5 million ($19.9 million in the workers compensation line) of adverse development for the three months ended March 31, 2003. Property catastrophe losses were $2.6 million and $3.6 million for the three months ended March 31, 2004 and 2003, respectively.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                (Continued)

     An insurance company's statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group's statutory combined ratio decreased to 107.2% for the three months ended March 31, 2004 from 115.4% for the three months ended March 31, 2003. Such decrease was due to a lower underwriting loss in both commercial lines and personal lines.

     The statutory combined ratios by line of business for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, were as follows:



                                      FOR THE THREE MONTHS
                                        ENDED MARCH 31,
                                        2004       2003
                                       ------     ------
Commercial:
  Automobile                           103.1%       96.0%
  Workers compensation                 122.9%      192.2%
  Commercial multi-peril               105.1%       98.8%
  Other commercial                      81.7%       83.8%
    Total commercial                   104.7%      114.1%

Personal:
  Automobile                           118.3%      117.5%
  Homeowners                           109.3%      124.0%
  Other personal                       147.6%      114.8%
    Total personal                     116.2%      119.3%

      Total personal and commercial    107.2%      115.4%

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                (Continued)

     The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:




                                        MARCH 31,         DECEMBER 31,
                                          2004                2003
                                       ----------         ------------
                                              (in thousands)
Commercial:
  Automobile                             $  232,625      $  228,356
  Workers compensation                      296,892         294,750
  Commercial multi-peril                    332,090         320,607
  Other commercial                           60,895          59,042
                                         ----------      ----------
    Total commercial                        922,502         902,755
                                         ----------      ----------
Personal:
  Automobile                                113,292         117,034
  Homeowners                                 41,772          41,264
  Other personal                              2,144           1,607
                                         ----------      ----------
    Total personal                          157,208         159,905
                                         ----------      ----------
      Total personal and commercial      $1,079,710       1,062,660

Plus reinsurance recoverables               172,167         157,317
                                         ----------      ----------

  Total liability                        $1,251,877      $1,219,977
                                         ==========      ==========


     The commercial lines statutory combined ratio decreased to 104.7% for the three months ended March 31, 2004 from 114.1% for the three months ended March 31, 2003. The decrease is primarily due to lesser adverse development in the provision for insured events in prior years partially offset by increases in the combined ratio for commercial automobile and commercial multi-peril.

     The net $0.6 million of favorable development in the provision for insured events in prior years for the three months ended March 31, 2004 was net of $3.1 million of adverse development in commercial automobile which was more than offset by favorable development in other lines.

     The adverse development in commercial automobile primarily was in accident year 2000 and 2001 due to loss severity trends that were higher than the adverse trends noted in this line in the third and fourth quarter of 2003. These trends included an increase in litigation on bodily injury cases and a slowing rate of settlement.

     The increase in the commercial multi-peril combined ratio primarily was due to greater property losses in the three months ended March 31, 2004.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                (Continued)

     Of the $19.9 million of 2003 adverse development in the provision for insured events in prior years in workers compensation, $16.7 million was attributable to the 1998 to 2001 accident years and the balance was attributable to other accident years. Such adverse development represented 8.6% of the December 31, 2002 workers compensation net liability for unpaid losses and loss settlement expenses.

     Harleysville Group had publicly noted adverse loss trends in its workers compensation line for several quarters during 2002 and 2003. These trends are consistent with the experience of other companies writing this coverage, many of which have, during the past two years, made substantial additions to their reserves for insured events in prior years in this line of insurance. The change in loss development patterns in 2003 was influenced by a number of factors. A reorganization of Harleysville Group's claim operations resulted in more proactive claims management which, in turn, provided more contemporaneous loss estimates. In addition, weak economic conditions have hampered the ability to return injured workers to employment thus extending the estimated length of disabilities and medical loss cost trends have increased.

     The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group's pooling share of the total pooled amounts:




                             FOR THE THREE MONTHS     FOR THE YEAR ENDED
                             ENDED MARCH 31, 2004     DECEMBER 31, 2003
                             --------------------     ------------------
                                          (dollars in thousands)
Number of claims pending,
 beginning of period                8,005                    8,900
Number of claims reported           2,665                   12,952
Number of claims settled or
 dismissed                         (3,015)                 (13,847)
                                  -------                 --------
Number of claims pending,
 end of period                      7,655                    8,005
                                  =======                 ========

Losses paid                       $17,927                 $ 82,003
Loss settlement expenses paid     $ 3,922                 $ 16,465

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

     Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. The aforementioned reorganization of the claims operation has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and give rise to uncertainty as to the pattern of future loss settlements. Litigation on bodily injury liability cases has increased during the past two years while the rate of settlement has slowed. These changed patterns give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury liability claims. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at March 31, 2004. For every 1% change in the estimate, the effect on pre-tax income would be $10.8 million.

     The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

     The personal lines combined ratio decreased to 116.2% for the three months ended March 31, 2004 from 119.3% for the three months ended March 31, 2003. The decrease primarily was due to lesser catastrophe losses from winter weather which affected the homeowners line, partially offset by higher loss severity which affected each of the personal lines.

     Net catastrophe losses decreased $1.0 million and losses ceded under the aggregate catastrophe reinsurance agreement with Mutual decreased $2.0 million for the three months ended March 31, 2004, due to less severe catastrophes in the 2004 period.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                (Continued)

     The income tax expense for each of the three month periods ended March 31, 2004 and 2003 includes a tax benefit of $2.7 million and $2.5 million, respectively, related to tax-exempt investment income.

Liquidity  and  Capital  Resources

     Operating activities provided $11.2 million and $37.5 million of net cash for the three months ended March 31, 2004 and 2003, respectively. The change primarily is from lesser underwriting cash flow, a change in the affiliate balance and a change in the amount of accounts payable and accrued expenses.

     Investing activities used $19.0 million and $38.6 million for the three months ended March 31, 2004 and 2003, respectively. The decrease is primarily due to a decrease in net purchases of fixed maturity investments, partially offset by an increase in the purchase of short-term investments.

     Financing activities used $3.8 million of net cash and provided $0.7 million of net cash for the three months ended March 31, 2004 and 2003, respectively. The change is primarily due to a decrease in the issuance of common stock and by the purchase of treasury stock in the 2003 period.

     Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At March 31, 2004, Harleysville Group held cash collateral of $186.6 million related to securities on loan with a market value of $181.9 million. Harleysville Group's policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, A-rated corporate obligations, AAA-rated asset-backed securities or GIC's and Funding Agreements from issuers rated A or better. The securities on loan to others have been segregated from the other invested assets on the balance sheet. In addition, the assets and liabilities have been grossed up to reflect the collateral held under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                (Continued)

     Harleysville Group Inc. had $19.6 million of cash and marketable securities at March 31, 2004 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. The Company has adopted a stock repurchase plan under which the Company may purchase up to 500,000 shares of Harleysville Group Inc. common stock. Mutual has authorized purchases of the common shares of Harleysville Group in an equal amount. As of March 31, 2004, the Company had repurchased 397,909 shares leaving 102,091 shares authorized to be repurchased. The Company has no material commitments for capital expenditures as of March 31, 2004.

     RISK  FACTORS

     The business, results of operations and financial condition, and therefore the value of Harleysville Group's securities, are subject to a number of risks. Some of those risks are set forth in the Company's annual report on Form 10-K for fiscal year 2003, filed with the Securities and Exchange Commission on March 12, 2004.

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

     Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2003 to March 31, 2004. In addition, the Company has maintained approximately the same investment mix during this period.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

ITEM  4.        CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and its chief financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2004.

(b) Change in internal control over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the first quarter of 2004 that has significantly affected, or is reasonably likely to significantly affect, the Company's internal control over financial reporting except as noted in the next paragraph.

        During 2003, the Company reviewed the processes by which case reserves for loss and loss settlement expenses are estimated and whether those processes were being consistently applied. These processes are an important element in establishing aggregate reserves. Management took steps in 2003 to improve internal controls in this area, including hiring a new Senior Vice President to manage the claims function, reducing turnover rates in the personnel engaged in estimating case reserves and proactively managing the effects of such turnover, implementing refinements in the processes which the Company follows in estimating these reserves, and shifting the internal audit of compliance with these processes from an internal auditor within the claims department to the Company's regular internal audit group. Management expects the effectiveness of these internal controls to continue to improve in 2004 as a result of these actions and, as part of our normal actuarial review process, will evaluate the impact of these changes on a regular basis.

                    HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

                          PART  II.  OTHER  INFORMATION

ITEM  1.  Legal  Proceedings  -  None

ITEM  2.  Changes  in  Securities

         (e) The Company announced a stock repurchase plan on March 3, 2003. The Company may purchase up to 500,000 shares of Harleysville Group Inc. common stock. The plan expires February 26, 2005. As of March 31, 2004, the Company had repurchased 397,909 shares leaving 102,091 shares authorized to be repurchased. There was no activity in the plan during the three months ended March 31, 2004.

ITEM  3.  Defaults  Upon  Senior  Securities  -  None

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders  - None

ITEM  5.  Other  Information  -  None

                    HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

                          PART  II.  OTHER  INFORMATION
                                  (Continued)

ITEM  6.  a.  Exhibits

             31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

             31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

             32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          b.  Reports  on  Form  8-K

              A Form 8-K dated February 5, 2004 was filed reporting the election of Michael L. Browne as chief executive officer and William W. Scranton III as non-executive chairman of the board.

              A  Form  8-K dated February 11, 2004 was filed  furnishing, under item 12 of Form 8-K, a press release commenting on estimated results of operations for the three and twelve months ended December 31, 2003.

              A  Form  8-K dated February 17, 2004 was filed furnishing,  under item 12 of Form 8-K, financial results for the three and twelve months ended December 31, 2003.

              A Form 8-K dated February 17, 2004 was filed reporting a change in the Company's A.M. Best rating.

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



                                      HARLEYSVILLE  GROUP  INC.


Date:  May  7,  2004                   /s/  BRUCE  J.  MAGEE
       -------------              -----------------------------------
                                            Bruce  J.  Magee
                                     Senior  Vice  President  and
                                      Chief  Financial  Officer
                                  (principal  financial  officer  and
                                    principal  accounting  officer)

EXHIBIT  (31.1)
                    CERTIFICATION PURSUANT TO THE SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I,  Michael  L.  Browne,  certify  that:

1.   I  have  reviewed the quarterly report on Form 10-Q of Harleysville Group
     Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  May  7,  2004           /s/  MICHAEL  L.  BROWNE
       -------------       -------------------------------------------
                           Michael  L.  Browne
                           Chief  Executive  Officer  and  a  Director

EXHIBIT  (31.2)

                    CERTIFICATION PURSUANT TO THE SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I,  Bruce  J.  Magee,  certify  that:

1.   I  have  reviewed the quarterly report on Form 10-Q of Harleysville Group
     Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  May  7,  2004          /s/  BRUCE  J.  MAGEE
       -------------          ----------------------------
                              Bruce  J.  Magee
                              Senior  Vice  President  and
                              Chief  Financial  Officer

EXHIBIT  (32.1)

                             HARLEYSVILLE GROUP INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Harleysville Group Inc. (the "Company") on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
L. Browne, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  May  7,  2004              /s/  MICHAEL  L.  BROWNE
       -------------            -------------------------------------------
                                Michael  L.  Browne
                                Chief  Executive  Officer  and  a  Director

EXHIBIT  (32.2)

                             HARLEYSVILLE GROUP INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Harleysville Group Inc. (the "Company") on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce
J. Magee, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   May  7,  2004           /s/  BRUCE  J.  MAGEE
       ---------------        ----------------------------
                              Bruce  J.  Magee
                              Senior  Vice  President  and
                              Chief  Financial  Officer