Form 10-Q
period 2004-06-30
HARLEYSVILLE GROUP INC
filed 2004-08-04
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549

                                  FORM  10-Q

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended      JUNE  30,  2004.
                                        ----------------

     OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from               to
                                    -----------       -----------

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

     At July 31, 2004, 30,074,171 shares of common stock of Harleysville Group Inc. were outstanding.

         HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                           INDEX

                                                                   Page  Number
                                                                   ------------
Part  I  -  Financial  Information

     Consolidated  Balance  Sheets  -  June  30,  2004  and
        December  31,  2003                                              3

     Consolidated  Statements  of  Income  -  For  the  three
        months  ended  June  30,  2004  and  2003                        4

     Consolidated  Statements  of  Income  -  For  the  six
        months  ended  June  30,  2004  and  2003                        5

     Consolidated  Statement  of  Shareholders'  Equity  -
        For  the  six  months  ended  June  30,  2004                    6

     Consolidated  Statements  of  Cash  Flows  -
        For  the  six  months  ended  June  30,  2004
        and  2003                                                        7

     Notes  to  Consolidated  Financial  Statements                      8

     Management's  Discussion  and  Analysis  of  Results
        of  Operations  and  Financial  Condition                       15

     Quantitative  and  Qualitative  Disclosure  About
        Market  Risk                                                    28

     Controls  and  Procedures                                          29

Part  II  -  Other  Information                                         30

Item  1.  Financial  Statements

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                         CONSOLIDATED  BALANCE  SHEETS
                     (in  thousands,  except  share  data)



                                                           JUNE 30        DECEMBER 31,
                                                            2004             2003
                                                         -----------      -----------
                                                         (unaudited)
                    ASSETS
                    ------
Investments:
  Fixed maturities:
    Held to maturity, at amortized cost
      (fair value $509,071 and $463,953)                 $  495,221       $  436,521
    Available for sale, at fair value
      (amortized cost $997,743 and $980,936)              1,024,795        1,033,855
  Equity securities, at fair value
    (cost $109,196 and $97,189)                             146,418          137,590
  Short-term investments, at cost,
    which approximates fair value                            47,980           31,411
  Fixed maturity securities on loan:
    Held to maturity, at amortized
      cost (fair value $1,711 and $3,532)                     1,623            3,092
    Available for sale, at fair value
      (amortized cost $136,409 and $202,222)                140,424          212,164
                                                         ----------       ----------

      Total investments                                   1,856,461        1,854,633

Cash                                                          1,050           13,430
Receivables:
  Premiums                                                  151,012          140,674
  Reinsurance (affiliate $1,489 and $699)                   174,880          164,841
  Accrued investment income                                  23,042           23,086
                                                         ----------       ----------
      Total receivables                                     348,934          328,601

Deferred policy acquisition costs                           103,924           99,033
Prepaid reinsurance premiums                                 29,007           30,899
Property and equipment, net                                  22,497           23,824
Deferred income taxes                                        55,292           43,020
Security lending collateral                                 145,505          221,454
Other assets                                                 64,435           65,495
                                                         ----------       ----------
      Total assets                                       $2,627,105       $2,680,389
                                                         ==========       ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Liabilities:
  Unpaid losses and loss settlement expenses
    (affiliate $194,377 and $189,891)                    $1,253,283       $1,219,977
  Unearned premiums (affiliate $49,483 and $52,839)         450,511          437,883
  Accounts payable and accrued expenses                      83,275           91,999
  Security lending obligation                               145,505          221,454
  Debt (affiliate $18,500 and $18,500)                      119,625          120,145
  Due to affiliate                                            5,353           16,184
                                                         ----------       ----------
      Total liabilities                                   2,057,552        2,107,642
                                                         ----------       ----------
Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued 31,381,457
    and 31,298,532 shares; outstanding
    29,983,548 and 29,900,623 shares                         31,381           31,299
  Additional paid-in capital                                158,271          156,997
  Accumulated other comprehensive income                     37,718           60,450
  Retained earnings                                         366,870          350,844
  Deferred compensation                                        (200)          (2,356)
  Treasury stock, at cost, 1,397,909 shares                 (24,487)         (24,487)
                                                         ----------       ----------
      Total shareholders' equity                            569,553          572,747
                                                         ----------       ----------
      Total liabilities and shareholders' equity         $2,627,105       $2,680,389
                                                         ==========       ==========


See accompanying notes to consolidated financial statements.

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                      CONSOLIDATED  STATEMENTS  OF  INCOME
                                (Unaudited)

             FOR  THE  THREE  MONTHS  ENDED  JUNE  30,  2004  AND  2003
                (dollars  in  thousands,  except  per  share  data)




                                                            2004          2003
                                                          --------      --------
Revenues:
  Premiums earned from affiliate (ceded
    to affiliate, $193.619 and $176,376)                  $207,652      $203,755
  Investment income, net of
    investment expenses                                     21,437        21,649
  Realized investment gains, net                                59            67
  Other income (affiliate $1,680
    and $1,821)                                              3,671         4,073
                                                          --------      --------

      Total revenues                                       232,819       229,544
                                                          --------      --------
Losses and expenses:

  Losses and loss settlement expenses
    from affiliate(ceded to affiliate,
    $122,097 and $125,308)                                 148,711       147,426
  Amortization of deferred policy
    acquisition costs                                       50,698        49,898
  Other underwriting expenses                               19,726        18,121
  Interest expense (affiliate $84
    and $92)                                                 1,566         1,393
  Other expenses                                             1,266         1,176
                                                          --------      --------
      Total expenses                                       221,967       218,014
                                                          --------      --------
      Income before income taxes                            10,852        11,530

Income taxes                                                 1,124         1,462
                                                          --------      --------
      Net income                                          $  9,728      $ 10,068
                                                          ========      ========

Per common share:

  Basic earnings                                          $    .32      $    .33
                                                          ========      ========
  Diluted earnings                                        $    .32      $    .33
                                                          ========      ========
  Cash dividend                                           $    .17      $   .165
                                                          ========      ========


See accompanying notes to consolidated financial statements.

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED  STATEMENTS  OF  INCOME
                                (Unaudited)

            FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2004  AND  2003
              (dollars  in  thousands,  except  per  share  data)



                                                        2004          2003
                                                     ---------      ---------
Revenues:
  Premiums earned from affiliate (ceded
    to affiliate, $364,795 and $348,681)             $414,600       $402,584
  Investment income, net of
    investment expenses                                43,079         43,096
  Realized investment gains (losses), net              12,547           (366)
  Other income (affiliate $3,455 and $3,831)            8,235          8,593
                                                     --------       --------

      Total revenues                                  478,461        453,907
                                                     --------       --------
Losses and expenses:

  Losses and loss settlement expenses
    from affiliate (ceded to affiliate,
    $261,782 and $268,190)                            299,821        311,185
  Amortization of deferred policy
    acquisition costs                                 101,386         98,215
  Other underwriting expenses                          39,364         36,678
  Interest expense (affiliate $168 and $186)            3,143          2,787
  Other expenses                                        2,685          2,387
                                                     --------       --------

      Total expenses                                  446,399        451,252
                                                     --------       --------

      Income before income taxes                       32,062          2,655

Income taxes (benefit)                                  5,841         (4,173)
                                                     --------       --------

      Net income                                     $ 26,221        $ 6,828
                                                     ========       ========

Per common share:

  Basic earnings                                     $    .88       $    .23
                                                     ========       ========

  Diluted earnings                                   $    .87       $    .23
                                                     ========       ========

  Cash dividend                                      $    .34       $    .33
                                                     ========       ========


See accompanying notes to consolidated financial statements.

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
              CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
                                (Unaudited)

                 FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2004
                          (dollars  in  thousands)




                                               ACCUMULATED
                 COMMON STOCK       ADDITIONAL OTHER
              -------------------   PAID-IN    COMPREHENSIVE  RETAINED  DEFERRED      TREASURY
                SHARES    AMOUNT    CAPITAL    INCOME         EARNINGS  COMPENSATION  STOCK      TOTAL
              ----------  -------   ---------- -------------  --------  ------------  ---------  --------
Balance,
 December 31,
 2003         31,298,532  $31,299   $156,997     $ 60,450     $350,844   $(2,356)     $(24,487)  $572,747
                                                                                                 --------
Net income                                                      26,221                             26,221

Other compre-
 hensive loss,
 net of tax:
  Unrealized
  investment
  losses, net of
  reclassification
  adjustment                                      (22,732)                                        (22,732)
                                                                                                 --------
Comprehensive
 income                                                                                             3,489

Issuance of
 common stock     82,925       82      1,384                                                        1,466

Tax on stock
 compensation                           (110)                                                        (110)

Deferred
 compensation                                                              2,156                    2,156

Cash dividend
 paid                                                          (10,195)                           (10,195)
              ----------  -------   --------     --------     --------   -------      --------   --------
Balance at
 June 30,
 2004         31,381,457  $31,381   $158,271     $ 37,718     $366,870   $  (200)     $(24,487)  $569,553
              ==========  =======   ========     ========     ========   =======      ========   ========


See accompanying notes to consolidated financial statements.


                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                (Unaudited)

          FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2004  AND  2003
                             (in  thousands)



                                                           2004           2003
                                                        ----------     ----------
Cash flows from operating activities:
  Net income                                            $  26,221      $   6,828
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Change in receivables, unearned
        premiums and prepaid reinsurance balances          (5,813)        (3,529)
      Change in affiliate balance                         (10,831)        (2,145)
      Increase in unpaid losses and
        loss settlement expenses                           33,306         80,634
      Deferred income taxes                                   (32)        (4,999)
      Increase in deferred policy
        acquisition costs                                  (4,891)        (9,409)
      Amortization and depreciation                         2,727          2,069
      Loss (gain) on sale of investments                  (12,547)           366
      Other, net                                           (4,286)       (10,584)
                                                        ---------      ---------
        Net cash provided by
          operating activities                             23,854         59,231
                                                        ---------      ---------
Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                                            (113,176)      (199,021)
    Sales or maturities                                   102,754        119,118
  Equity securities:
    Purchases                                             (16,106)        (4,162)
    Sales                                                  16,491          1,923
  Net sales (purchases) of short-term investments         (16,569)        26,552
  Sale (purchase) of property and equipment                  (379)           448
                                                        ---------      ---------
        Net cash used by investing
          activities                                      (26,985)       (55,142)
                                                        ---------      ---------
Cash flows from financing activities:
  Issuance of common stock                                  1,466          6,721
  Repayment of debt obligations                              (520)          (475)
  Dividend paid (to affiliate, $5,781 and $5,496)         (10,195)        (9,940)
  Purchase of treasury stock                                    0         (1,877)
                                                        ---------      ---------
        Net cash used by
          financing activities                             (9,249)        (5,571)
                                                        ---------      ---------
Decrease in cash                                          (12,380)        (1,482)

  Cash at beginning of period                              13,430          2,944
                                                        ---------      ---------
  Cash at end of period                                 $   1,050      $   1,462
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

     The affiliate transaction disclosures on the face of the financial statements are in regards to transactions with Harleysville Mutual Insurance Company (Mutual). Mutual owns approximately 57% of the outstanding common stock of Harleysville Group Inc. As used herein, "Harleysville Group" refers to Harleysville Group Inc. and Subsidiaries.


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


Stock-Based  Compensation

     Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recognized

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                  (UNAUDITED)

                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  (Continued)

for fixed stock option grants and an employee stock purchase plan. Compensation expense would be recorded on the date of a stock option grant only if the current market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net income and earnings per share as if the provisions of statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), "Accounting for Stock-Based Compensation," had been applied for the three and six months ended June 30, 2004 and 2003:




                               FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                  ENDED JUNE 30,             ENDED JUNE 30,
                                 2004        2003            2004      2003
                               --------    --------        --------   --------
                                                 (in thousands,
                                              except per share data)

Net income, as reported         $9,728     $10,068         $26,221     $ 6,828
Plus:
  Stock-based employee
    compensation expense
    (benefit) included
    in reported net
    income, net of
    related tax effects             11        (657)             54        (456)

Less:
  Total stock-based
    employee compensation
    benefit (expense)
    determined under
    fair value based
    method for all
    awards, net of
    related tax effects           (703)          3          (1,452)     (1,085)
                                ------     -------         -------     -------

Pro forma net income            $9,036     $ 9,414         $24,823     $ 5,287
                                ======     =======         =======     =======

Basic earnings
  per share:
    As reported                 $  .32     $   .33         $   .88     $   .23
    Pro forma                   $  .30     $   .31         $   .83     $   .18

Diluted earnings
  per share:
    As reported                 $  .32     $   .33         $   .87     $   .23
    Pro forma                   $  .30     $   .31         $   .83     $   .17


                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                  (UNAUDITED)

                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  (Continued)

2  -  Earnings  Per  Share

     The  computation  of  basic  and  diluted earnings per share is as follows:



                              FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                 ENDED JUNE 30,                 ENDED JUNE 30,
                               2004         2003              2004        2003
                            ----------   ----------        ---------    --------
                                            (in thousands, except
                                               per share data)
Numerator for basic
  and diluted earnings
  per share:
    Net income                $ 9,728      $10,068          $26,221     $ 6,828
                              =======      =======          =======     =======
Denominator for basic
  earnings per share --
  weighted average
  shares outstanding           29,960       30,077           29,960      30,032

Effect of stock
  incentive plans                  68          271               85         274
                              -------      -------          -------     -------
Denominator for
  diluted earnings
  per share                    30,028       30,348           30,045      30,306
                              =======      =======          =======     =======
Basic earnings
  per share                   $   .32      $   .33          $   .88     $   .23
                              =======      =======          =======     =======
Diluted earnings
  per share                   $   .32      $   .33          $   .87     $   .23
                              =======      =======          =======     =======


     The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                     FOR  THE  THREE  MONTHS    FOR  THE  SIX  MONTHS
                         ENDED  JUNE  30,         ENDED  JUNE  30,
                         2004       2003          2004       2003
                       -------    -------       --------   --------
                                     (in  thousands)

Number  of  options     2,127      1,129         1,635       1,129
                        =====      =====         =====       =====

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                  (UNAUDITED)

                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  (Continued)

3  -  Reinsurance

     Premiums earned are net of amounts ceded of $22,479,000 and $44,057,000 for the three and six months ended June 30, 2004, respectively, and $18,060,000 and $34,460,000 for the three and six months ended June 30, 2003, respectively. Losses and loss settlement expenses are net of amounts ceded of $5,562,000 and $39,716,000 for the three and six months ended June 30, 2004, respectively, and $19,641,000 and $37,506,000 for the three and six months ended June 30, 2003, respectively. Such amounts ceded do not include the reinsurance transactions with Mutual under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers and the reinsurance described in the following paragraph.

     Harleysville Group has a reinsurance agreement with Mutual whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded to Mutual premiums earned of $2,263,000 and $2,216,000 and losses incurred of $(816,000) and $1,018,000, for the three months ended June 30, 2004 and 2003, respectively. Harleysville Group ceded to Mutual premiums earned of $4,260,000 and $4,240,000 and losses incurred of $984,000 and $4,774,000 for the six months ended June 30, 2004 and 2003, respectively.

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

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                  (UNAUDITED)

                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  (Continued)

4  -  Cash  Flows

     There were net cash tax payments of $4,282,000 and $500,000 and cash interest payments of $3,071,000 and $2,740,000 in the first six months of 2004 and 2003, respectively.

5  -  Segment  Information

     The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

     Financial  data  by  segment  is  as  follows:




                                 FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                    ENDED JUNE 30,                ENDED JUNE 30,
                                   2004         2003            2004         2003
                                 --------     ---------       --------     --------
                                                     (in thousands)
Revenues:
  Premiums earned:
    Commercial lines             $163,791      $154,118       $326,111     $302,867
    Personal lines                 43,861        49,637         88,489       99,717
                                 --------      --------       --------     --------
      Total premiums earned       207,652       203,755        414,600      402,584
  Net investment income            21,437        21,649         43,079       43,096
  Realized investment
    gains (losses)                     59            67         12,547         (366)
  Other                             3,671         4,073          8,235        8,593
                                 --------      --------       --------     --------

Total revenues                   $232,819      $229,544       $478,461     $453,907
                                 ========      ========       ========     ========
Income before income taxes:
  Underwriting gain (loss):
    Commercial lines             $(16,358)     $ (8,767)      $(26,006)    $(36,773)
    Personal lines                     10        (7,848)        (4,850)     (15,742)
                                 --------      --------       --------     --------
      SAP underwriting loss       (16,348)      (16,615)       (30,856)     (52,515)
  GAAP adjustments                  4,865         4,925          4,885        9,021
                                 --------      --------       --------     --------
      GAAP underwriting loss      (11,483)      (11,690)       (25,971)     (43,494)
  Net investment income            21,437        21,649         43,079       43,096
  Realized investment
    gains (losses)                     59            67         12,547         (366)
  Other                               839         1,504          2,407        3,419
                                 --------      --------       --------     --------

Income before income taxes       $ 10,852      $ 11,530       $ 32,062     $  2,655
                                 ========      ========       ========     ========

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                  (UNAUDITED)

                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  (Continued)

6  -  Comprehensive  Income

     Comprehensive income for the three and six months ended June 30, 2004 and 2003 consisted of the following (all amounts are net of taxes):



                                FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                    ENDED JUNE 30,         ENDED JUNE 30,
                                  2004        2003          2004       2003
                                --------     --------     --------    --------
                                                (in thousands)
Net income                      $  9,728     $10,068       $ 26,221     $ 6,828
Other comprehensive
 income (loss):
  Unrealized investment
    holding gains (losses)
    arising during period        (25,322)     21,042        (14,601)     16,922
Less:
  Reclassification
    adjustment for (gains)
    losses included
    in net income                    (38)        (10)        (8,131)        430
                                --------     -------       --------     -------
Net unrealized investment
   gains (losses)                (25,360)     21,032        (22,732)     17,352
                                --------     -------       --------     -------
Comprehensive income (loss)     $(15,632)    $31,100       $  3,489     $24,180
                                ========     =======       ========     =======


7  -  Pension

     Harleysville Group Inc. has a pension plan that covers substantially all full-time employees. The net periodic pension cost for the plan including Mutual consists of the following components:




                                FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                   ENDED JUNE 30,           ENDED JUNE 30,
                                  2004        2003         2004        2003
                                --------    --------     --------    --------
                                               (in thousands)
Components of net
 periodic pension cost:
  Service cost                  $ 1,992     $ 1,659      $ 3,985     $ 3,317
  Interest cost                   2,770       2,508        5,540       5,015
  Expected return on
    plan assets                  (3,020)     (2,485)      (6,040)     (4,971)
  Recognized net
    actuarial loss                  517          12        1,035          25
  Amortization of prior
    service cost                     53          58          105         116
  Net transition amortization        13          13           25          27
                                -------     -------      -------     -------
Net periodic pension cost:
  Entire plan                   $ 2,325     $ 1,765      $ 4,650     $ 3,529
                                =======     =======      =======     =======
  Harleysville Group portion    $ 1,536     $ 1,241      $ 3,069     $ 2,453
                                =======     =======      =======     =======

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Harleysville Group's expected portion of the 2004 contribution to the pension plan is $6,600,000, of which $1,980,000 was made in the first six months of 2004.

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

     Harleysville Group evaluates its investment portfolio quarterly to determine if a decline in fair value below cost is other than temporary. Harleysville Group has written down to fair value, without exception, any equity security that has declined below cost by more than 20% and maintained such decline for six months, or by 50% or more, in the quarter in which either such decline occurred. In some cases, securities that have declined by a lesser amount or for a shorter period of time are written down if the evaluation indicates the decline is other-than-temporary. The fair value of equity securities is based on the closing market value as reported by a national stock exchange or Nasdaq. The fair value of fixed maturities is based upon data supplied by an independent pricing service. It can be difficult to determine the fair value of non-traded securities but Harleysville Group does not own a material amount of non-traded securities.

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

     The application of certain of these critical accounting policies to the periods ended June 30, 2004 and 2003 is discussed in greater detail below.


Results  of  Operations

     Premiums earned increased $3.9 million and $12.0 million during the three and six months ended June 30, 2004, respectively. The increases are primarily due to increases in premiums earned for commercial lines of $9.7 million and $23.2 million, respectively, partially offset by decreases of $5.8 million and $11.2 million in personal lines premiums earned for the three and six months ended June 30, 2004, respectively. The increases in premiums earned for commercial lines were 6.3% and 7.7% for the three and six months ended June 30, 2004, respectively, primarily due to higher rates partially offset by fewer policy counts. The decline in policy counts was primarily in the workers compensation line of business. The declines in premiums earned for personal lines were 11.6% and 11.3% for the three and six months ended June

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

                MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                    OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                  (Continued)

30, 2004, respectively, primarily due to fewer policy counts. The reduction in personal lines volume was driven primarily by a reduction of personal automobile business from the continued implementation of more stringent underwriting processes.

     Investment income decreased $0.2 million for the three months ended June 30, 2004 as compared to the same period in the prior year, resulting from a lower yield on the fixed maturity investment portfolio partially offset by an increase in invested assets. Investment income was essentially unchanged for the six months ended June 30, 2004 as compared to the same period in the prior year.

     Realized investment gains (losses) increased $12.9 million for the six months ended June 30, 2004 as compared to the same period in the prior year, and were essentially unchanged for the three months ended June 30, 2004. The six-month increase primarily resulted from gains on the sale of two equity securities in the first quarter of 2004.


     Harleysville Group holds securities with unrealized losses at June 30, 2004 as follows:





                                                           LENGTH OF UNREALIZED LOSS
                                                           -------------------------
                                         UNREALIZED         LESS THAN      OVER 12
                           FAIR VALUE       LOSS            12 MONTHS       MONTHS
                          -----------    ----------        ----------      -------
                                               (in thousands)
Fixed maturities:
 U.S. Treasury
  securities and
  obligations of
  U.S. government
  corporations
  and agencies            $109,309       $ 2,748           $ 2,748

 Obligations of
  states and
  political
  subdivisions             214,419         4,658             3,423         $1,235

 Corporate
  securities               116,339         5,799             2,942          2,857

 Mortgage-backed
  securities                55,517         1,378             1,378
                          --------       -------           -------         ------
 Total fixed
  maturities              $495,584       $14,583           $10,491         $4,092
                          ========       =======           =======         ======

 Equity securities        $  8,118       $   953           $   953         $  -
                          ========       =======           =======         ======

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                    OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                  (Continued)

     Of the total fixed maturity securities with an unrealized loss at June 30, 2004, securities with a fair value of $330.2 million and an unrealized loss of $10.6 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $165.4 million and an unrealized loss of $4.0 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

     There are four positions that comprise the unrealized loss in equity investments at June 30, 2004. While one of these positions has been below cost for more than six months, it has had volatile price movements and has not been significantly below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in the future.

     There are $47.5 million in fixed maturity securities, at amortized cost, that at June 30, 2004, had been below amortized cost for over 12 months. Of the $4.1 million of unrealized losses on such securities, $1.2 million relates to obligations of states and political subdivisions which carry A or higher debt ratings and have declined in fair value roughly in line with market interest rate changes. The remaining $2.9 million of unrealized losses are comprised of airline enhanced equipment trust certificates (EETC) as follows:




                                      FAIR      MATURITY
                        COST         VALUE        DATES
                       -------      -------    -----------
                               (in thousands)
American Airlines      $14,371      $12,834         2011
United Airlines          6,956        5,636    2010-2012
                       -------      -------
                       $21,327      $18,470
                       =======      =======


     After the events of September 11, 2001, air travel and the value of these airlines' EETC securities declined. The EETCs are all "A tranche" holdings, which means they are in a senior credit position to the underlying airplane collateral value as compared to B and C tranche holders. At the time of issuance, the collateral was appraised at approximately twice the value of the A tranche EETCs. Recent estimates indicate that in a distressed sale scenario, the value of the collateral would be approximately the same as the EETCs' cost. At June 30, 2004, the American Airlines EETCs carry an investment grade debt rating and the market value of both issuers has improved over the past year. Harleysville Group is participating in certain EETC creditor committees and is monitoring developments. It is possible that these EETCs may be written down in the income statement in the future, depending upon developments involving both the issuers and world events which impact the level of air travel.

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                    OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                  (Continued)

     Income before income taxes decreased $0.7 million for the three months ended June 30, 2004 compared to the same prior year period. The decrease was primarily due to the decrease in investment income and other income partially offset by a lower underwriting loss. Income before income taxes increased $29.4 million for the six months ended June 30, 2004 compared to the same prior year period. The increase was primarily due to a lower underwriting loss and by greater realized investment gains. The lesser six months underwriting loss was primarily due to lower catastrophe losses, lesser loss severity and a decrease in the provision for insured events in prior years. The net provision for insured events in prior years consists of $3.0 million and $22.1 million of adverse development ($19.9 million in the workers compensation line in the first quarter of 2003) for the six months ended June 30, 2004 and 2003, respectively.

     An insurance company's statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group's statutory combined ratio increased to 105.4% for the three months ended June 30, 2004 from 105.2% for the three months ended June 30, 2003. Such increase was due to a higher statutory combined ratio in commercial lines partially offset by a lower statutory combined ratio in personal lines. Harleysville Group's statutory combined ratio decreased to 106.3% for the six months ended June 30, 2004 from 110.2% for the six months ended June 30, 2003. Such decrease was due to a lower underwriting loss in both commercial lines and personal lines.

     The statutory combined ratios by line of business for the three and six months ended June 30, 2004, as compared to the three and six months ended June 30, 2003, were as follows:

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                    OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                  (Continued)





                             FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                 ENDED JUNE 30,              ENDED JUNE 30,
                              2004          2003          2004       2003
                             -------     --------       --------    -------
Commercial:
 Automobile                  104.7%       94.4%         103.9%       95.1%
 Workers compensation        122.2%      120.9%         122.5%      157.1%
 Commercial multi-peril      105.5%      105.1%         105.3%      102.0%
 Other commercial             95.4%       78.4%          88.5%       81.0%
   Total commercial          106.7%      101.7%         105.7%      107.8%

Personal:
 Automobile                  110.9%      116.1%         114.6%      116.8%
 Homeowners                   86.0%      113.9%          97.6%      118.7%
 Other personal               83.6%      123.8%         112.3%      118.8%
   Total personal            100.6%      115.8%         108.4%      117.5%
     Total personal and
       commercial            105.4%      105.2%         106.3%      110.2%


     The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:



                                        JUNE 30,       DECEMBER 31,
                                          2004            2003
                                       ----------      -----------
                                               (in thousands)
Commercial:
  Automobile                            $  234,072     $  228,356
  Workers compensation                     296,011        294,750
  Commercial multi-peril                   342,212        320,607
  Other commercial                          63,446         59,042
                                        ----------     ----------
    Total commercial                       935,741        902,755
                                        ----------     ----------
Personal:
  Automobile                               109,081        117,034
  Homeowners                                39,416         41,264
  Other personal                             1,528          1,607
                                        ----------     ----------
    Total personal                         150,025        159,905
                                        ----------     ----------
      Total personal and commercial      1,085,766      1,062,660

Plus reinsurance recoverables              167,517        157,317
                                        ----------     ----------

  Total liability                       $1,253,283     $1,219,977
                                        ==========     ==========

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                  (Continued)

     The commercial lines statutory combined ratio increased to 106.7% for the three months ended June 30, 2004 from 101.7% for the three months ended June 30, 2003 primarily due to higher losses in commercial automobile. The commercial lines statutory combined ratio decreased to 105.7% for the six months ended June 30, 2004 from 107.8% for the six months ended June 30, 2003 due to lower losses in workers compensation partially offset by higher losses in commercial automobile and commercial multi-peril.

     The net $3.0 million provision for insured events in prior years for the six months ended June 30, 2004 was net of $7.1 million of adverse development in commercial automobile ($4.0 million in the second quarter of 2004) which was partially offset by favorable development in other commercial and personal lines. The commercial automobile adverse development was primarily attributable to the 1999 to 2001 accident years due to loss severity trends that were higher than the adverse trends noted in this line in recent quarters. These trends included an increase in litigation on bodily injury cases and a slowing rate of settlement. The favorable development primarily was attributable to the 2003 accident year.

     Of the $19.9 million of first quarter 2003 adverse development in the provision for insured events in prior years in workers compensation, $16.7 million was attributable to the 1998 to 2001 accident years and the balance was attributable to other accident years. Such adverse development represented 8.6% of the December 31, 2002 workers compensation net liability for unpaid losses and loss settlement expenses.

     Harleysville Group had publicly noted adverse loss trends in its workers compensation line for several quarters during 2002 and 2003. These trends are consistent with the experience of other companies writing this coverage, many of which have, during the past two years, made substantial additions to their reserves for insured events in prior years in this line of insurance. The change in loss development patterns in 2003 was influenced by a number of factors. The reorganization of Harleysville Group's claims operations resulted in more proactive claims management which, in turn, provided more contemporaneous loss estimates. In addition, economic conditions have hampered the ability to return injured workers to employment thus extending the estimated length of disabilities and medical loss cost trends have increased.

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

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                  (Continued)




                                 FOR THE SIX MONTHS      FOR THE YEAR ENDED
                                 ENDED JUNE 30, 2004     DECEMBER 31, 2003
                                 -------------------     ------------------
                                          (dollars in thousands)
Number of claims pending,
  beginning period                       8,005                  8,900
Number of claims reported                5,453                 12,952
Number of claims settled or
  dismissed                             (5,990)               (13,847)
                                       -------               --------
Number of claims pending,
  end of period                          7,468                  8,005
                                       =======               ========

Losses paid                            $37,010               $ 82,003
Loss settlement expenses paid          $ 7,957               $ 16,465


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

     Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. The aforementioned reorganization of the claims operation has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and give rise to uncertainty as to the pattern of future loss settlements. Litigation on bodily injury liability cases has increased during the past two years while the rate of settlement has slowed. These changed patterns give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury liability claims. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at June 30, 2004. For every 1% change in the estimate, the effect on pre-tax income would be $10.9 million.

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

     The personal lines statutory combined ratio decreased to 100.6% and 108.4% for the three and six months ended June 30, 2004 from 115.8% and 117.5% for the three and six months ended June 30, 2003. The decreases primarily were due to generally lower loss frequency, lesser catastrophe losses which affected the homeowners line and a $0.7 million benefit to personal automobile from the settlement of a dispute in the second quarter of 2004.

     Net catastrophe losses decreased $2.3 million and $3.3 million and losses ceded under the aggregate catastrophe reinsurance agreement with Mutual decreased $1.8 million and $3.8 million for the three and six months ended June 30, 2004, respectively, due to less severe catastrophes in the 2004 periods.

     A $0.7 million severance charge was incurred during the three months ended June 30, 2004 related to the consolidation of 80 jobs. This reduction will result in estimated annual savings of approximately $3.1 million when it is completed in the second half of 2004. An additional net 60 positions are planned to be eliminated through attrition in 2004.

     The income tax expense for the three and six months ended June 30, 2004 includes a tax benefit of $2.7 million and $5.4 million associated with tax-exempt interest compared to $2.6 million and $5.1 million in the same prior year periods.

     Effective for one year from July 1, 2004, the Company's subsidiaries and Mutual and its wholly-owned subsidiaries renewed its catastrophe reinsurance which provides coverage ranging from 85.0% to 95.0% of up to $155 million in excess of a retention of $30 million for any given catastrophe excluding terrorism for commercial lines. Harleysville Group's 2004 pooling share of this coverage would range from 85.0% to 95.0% of up to $111.6 million in excess of a retention of $21.6 million for any given catastrophe. Pursuant to the terms of the treaty, the maximum recovery would be $142.2 million for any catastrophe involving an insured loss equal to or greater than $185 million. Harleysville Group's 2004 pooling share of this maximum recovery would be $102.4 million for any catastrophe involving an insured loss of $133 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                  (Continued)

catastrophe occurring. Harleysville Group and Mutual have purchased property per risk excess of loss reinsurance which covers certain terrorism losses and provides for recovery of up to $8.5 million in excess of $1.5 million of terrorism losses for any one risk under certain circumstances. The maximum recovery by Harleysville Group on a terrorism loss occurrence is $8.6 million.


Liquidity  and  Capital  Resources

     Operating activities provided $23.9 million and $59.2 million of net cash for the six months ended June 30, 2004 and 2003, respectively. The change primarily is from lesser underwriting cash flow and a change in the amount of accounts payable and accrued expenses.

     Investing activities used $27.0 million and $55.1 million of net cash for the six months ended June 30, 2004 and 2003, respectively. The decrease is primarily due to lower net purchases of fixed maturity investments, partially offset by an increase in the purchase of short-term investments.

     Net cash used by financing activities increased $3.7 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to a decrease in the issuance of common stock, an increase in dividends paid and by the purchase of treasury stock in the 2003 period.

     Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At June 30, 2004, Harleysville Group held cash collateral of $145.5 million related to securities on loan with a market value of $142.1 million. Harleysville Group's policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, A-rated corporate obligations, AAA-rated asset-backed securities or GIC's and Funding Agreements from issuers rated A or better. The securities on loan to others have been segregated from the other invested assets on the balance sheet. In addition, the assets and liabilities have been grossed up to reflect the collateral held under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.


Page26

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                  (Continued)

     Harleysville Group Inc. maintained $15.4 million of cash and marketable securities at June 30, 2004 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. The Company has adopted a stock purchase plan under which the Company may purchase up to 500,000 shares of Harleysville Group Inc. common stock. Mutual has authorized purchases of the common shares of Harleysville Group in an equal amount. As of June 30, 2004, the Company had repurchased 397,909 shares leaving 102,091 shares authorized to be repurchased. The Company has no other material commitments for capital expenditures as of June 30, 2004.


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

     Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2003 to June 30, 2004. In addition, the Company has maintained approximately the same investment mix during this period.

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

ITEM  4.                CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and its chief financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2004.

(b) Change in internal control over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting except as noted in the next paragraph.

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

                  HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

                         PART  II.  OTHER  INFORMATION


ITEM 1.  Legal  Proceedings  -  None

ITEM 2.  Changes  in  Securities

         (e)  The  Company  announced a stock repurchase plan on March 3, 2003.
              The Company may purchase up to 500,000 shares of Harleysville Group Inc. common stock. The plan expires February 26, 2005. As of June 30, 2004, the Company had repurchased 397,909 shares leaving 102,091 shares authorized to be repurchased. There was no activity in the plan during the six months ended June 30, 2004.

ITEM 3.  Defaults  Upon  Senior  Securities  -  None

ITEM 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders  - None

         The annual meeting of stockholders of Harleysville Group Inc. was held on April 28, 2004 (the "Annual Meeting" or "Meeting"), with the following result:

         The total number of shares represented at the Annual Meeting in person or by proxy was 28,294,404 of the 29,994,013 shares of common stock outstanding and entitled to vote at the Meeting.

         On the resolution to elect Lowell R. Beck and Joseph E. McMenamin as class "A" Directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for Director received the number of votes set forth opposite their respective names:

                                         Number  of  Votes
                                      -----------------------
                                          For        Withheld
                                      ----------     --------
          Lowell  R.  Beck            28,092,158      202,246
          Joseph  E.  McMenamin       27,865,819      428,585

          There were no abstentions or broker non-votes recorded. On the basis of the above vote, Lowell R. Beck and Joseph E. McMenamin were elected as class "A" Directors to serve until the expiration of their respective terms and until their successors are duly elected.

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

            31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

            31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

            32.1  Certification  of  Chief  Executive  Officer  Pursuant  to 18
                  U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2  Certification  of  Chief  Financial  Officer  Pursuant  to 18
                  U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          b.  Reports  on  Form  8-K

              A Form 8-K dated April 30, 2004 was filed furnishing, under item 12 of Form 8-K, financial results for the first quarter of 2004.

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

Date:   August  4,  2004                   /s/  BRUCE  J.  MAGEE
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


Date: August  4,  2004           /s/  MICHAEL  L.  BROWNE
      ----------------        -------------------------------------------
                              Michael  L.  Browne
                              Chief  Executive  Officer  and  a  Director

EXHIBIT  (31.2)

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



Date:  August  4,  2004           /s/  BRUCE  J.  MAGEE
       ----------------         ----------------------------
                                Bruce  J.  Magee
                                Senior  Vice  President  and
                                Chief  Financial  Officer

EXHIBIT  (32.1)

                             HARLEYSVILLE GROUP INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with  the  Quarterly  Report  of  Harleysville  Group  Inc. (the
"Company") on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
L. Browne, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    August  4,  2004         /s/  MICHAEL  L.  BROWNE
       ------------------       --------------------------------------
                                Michael  L.  Browne
                                Chief  Executive  Officer  and  a  Director

EXHIBIT  (32.2)

                             HARLEYSVILLE GROUP INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with  the  Quarterly  Report  of  Harleysville  Group  Inc. (the
"Company") on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce
J. Magee, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    August  4,  2004           /s/  BRUCE  J.  MAGEE
       ------------------         ---------------------------
                                  Bruce  J.  Magee
                                  Senior  Vice  President  and
                                  Chief  Financial  Officer