Form 10-Q
period 2004-09-30
HARLEYSVILLE GROUP INC
filed 2004-11-03
CIK 792013

SECURITIES  AND  EXCHANGE  COMMISSION
                     WASHINGTON,  D.C.  20549

                             FORM  10-Q

(Mark  One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended   September  30,  2004.
                                     ---------------------
                            OR

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from              to
                                   ------------    ---------------

Commission  file  number   0-14697
                        -------------


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
Yes   X  .  No     .
    -----      -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   X  .  No     .
    -----      -----
     At November 1, 2004, 30,127,684 shares of common stock of Harleysville Group Inc. were outstanding.

           HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                           INDEX

                                                              Page  Number
                                                              ------------

Part  I  -  Financial  Information


    Consolidated  Balance  Sheets  -  September  30,  2004
      and  December  31,  2003                                       3


    Consolidated  Statements  of  Income  -  For  the  three
      months  ended  September  30,  2004  and  2003                 4


    Consolidated  Statements  of  Income  -  For  the  nine
      months  ended  September  30,  2004  and  2003                 5


    Consolidated  Statement  of  Shareholders'  Equity  -
      For  the  nine  months  ended  September  30,  2004            6


    Consolidated  Statements  of  Cash  Flows  -  For  the
      nine  months  ended  September  30,  2004  and  2003           7


    Notes  to  Consolidated  Financial  Statements                   8


    Management's  Discussion  and  Analysis  of  Results
      of  Operations  and  Financial  Condition                     15


    Quantitative  and  Qualitative  Disclosure  About
      Market  Risk                                                  29


    Controls  and  Procedures                                       30


Part  II  -  Other  Information                                     31

Item  1.  Financial  Statements

                     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                            CONSOLIDATED  BALANCE  SHEETS
                         (in  thousands,  except  share  data)




                                                           SEPTEMBER 30,       DECEMBER 31,
                                                               2004               2003
                                                           -------------      ------------
                                                            (Unaudited)

                      Assets
                      ------
Investments:
  Fixed maturities:
    Held to maturity, at amortized cost
      (fair value $530,912 and $463,953)                   $  509,387          $  436,521
    Available for sale, at fair value
      (amortized cost $1,006,747 and $980,936)              1,051,849           1,033,855
  Equity securities, at fair value
    (cost $110,033 and $97,189)                               141,497             137,590
  Short-term investments, at cost,
    which approximates fair value                              94,212              31,411
  Fixed maturity securities on loan
    Held to maturity, at amortized
      cost (fair value $1,530 and $3,532)                       1,454               3,092
    Available for sale, at fair value
      (amortized cost $111,399 and $202,222)                  115,564             212,164
                                                           ----------          ----------
       Total investments                                    1,913,963           1,854,633
Cash                                                            1,037              13,430
Receivables:
  Premiums                                                    143,166             140,674
  Reinsurance (affiliate $752 and $699)                       176,052             164,841
  Accrued investment income                                    21,442              23,086
                                                           ----------          ----------
       Total receivables                                      340,660             328,601
Deferred policy acquisition costs                             103,376              99,033
Prepaid reinsurance premiums                                   32,442              30,899
Property and equipment, net                                    21,291              23,824
Deferred income taxes                                          52,424              43,020
Securities lending collateral                                 120,888             221,454
Due from affiliate                                              6,833
Other assets                                                   45,814              65,495
                                                           ----------          ----------
       Total assets                                        $2,638,728          $2,680,389
                                                           ==========          ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

Liabilities:
  Unpaid losses and loss settlement expenses
    (affiliate $198,144 and $189,891)                      $1,280,820          $1,219,977
  Unearned premiums (affiliate $51,718 and $52,839)           451,219             437,883
  Accounts payable and accrued expenses                        82,557              91,999
  Security lending obligation                                 120,888             221,454
  Debt (affiliate $18,500 and $18,500)                        119,625             120,145
  Due to affiliate                                                                 16,184
                                                           ----------          ----------
       Total liabilities                                    2,055,109           2,107,642
                                                           ----------          ----------

Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued 31,510,885
    and 31,298,532 shares; outstanding
    30,112,976 and 29,900,623 shares                           31,511              31,299
  Additional paid-in capital                                  160,358             156,997
  Accumulated other comprehensive income                       45,805              60,450
  Retained earnings                                           370,632             350,844
  Deferred compensation                                          (200)             (2,356)
  Treasury stock, at cost, 1,397,909 shares                   (24,487)            (24,487)
                                                           ----------          ----------

       Total shareholders' equity                             583,619             572,747
                                                           ----------          ----------
       Total liabilities and
         shareholders' equity                              $2,638,728          $2,680,389
                                                           ==========          ==========



See  accompanying  notes  to  consolidated  financial  statements.

                     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                        CONSOLIDATED  STATEMENTS  OF  INCOME
                                   (Unaudited)

             For  the  three  months  ended  September  30,  2004  and  2003
               (dollars  in  thousands,  except  per  share  data)





                                                         2004             2003
                                                       --------         --------

Revenues:
  Premiums earned from affiliate (ceded
    to affiliate, $188,868 and $182,808)               $212,641         $209,177
  Investment income, net of
    investment expenses                                  21,499           21,638
  Realized investment gains (losses), net                   104             (531)
  Other income (affiliate $1,755 and $1,844)              4,024            3,838
                                                       --------         --------
       Total revenues                                   238,268          234,122
                                                       --------         --------

Losses and expenses:

  Losses and loss settlement expenses
    from affiliate (ceded to affiliate,
    $129,248 and $188,437)                              153,944          217,456
  Amortization of deferred policy
    acquisition costs                                    52,150           51,838
  Other underwriting expenses                            18,154           18,214
  Interest expense (affiliate $100 and $77)               1,587            2,609
  Other expenses                                          2,764            1,596
                                                       --------         --------

       Total expenses                                   228,599          291,713
                                                       --------         --------
       Income (loss) before income taxes                  9,669          (57,591)

Income taxes (benefit)                                      789          (22,937)
                                                       --------         --------

       Net income (loss)                               $  8,880         $(34,654)
                                                       ========         ========

Per common share:

  Basic earnings (loss)                                $    .30         $  (1.16)
                                                       ========         ========
  Diluted earnings (loss)                              $    .29         $  (1.16)
                                                       ========         ========
  Cash dividend                                        $    .17         $    .17
                                                       ========         ========



See  accompanying  notes  to  consolidated  financial  statements.

                     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                        CONSOLIDATED  STATEMENTS  OF  INCOME
                                      (Unaudited)

              FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2004  AND  2003
                    (dollars  in  thousands,  except  per  share  data)




                                                           2004            2003
                                                         --------         --------
Revenues:
  Premiums earned from affiliate (ceded
    to affiliate, $553,663 and $531,489)                 $627,241         $611,761
  Investment income, net of investment expenses            64,578           64,734
  Realized investment gains (losses), net                  12,651             (897)
  Other income (affiliate $5,210 and $5,675)               12,259           12,431
                                                         --------         --------
       Total revenues                                     716,729          688,029
                                                         --------         --------

Losses and expenses:

  Losses and loss settlement expenses
    from affiliate (ceded to affiliate,
    $391,030 and $456,627)                                453,765          528,641
  Amortization of deferred policy
    acquisition costs                                     153,536          150,053
  Other underwriting expenses                              57,518           54,892
  Interest expense (affiliate $268 and $263)                4,730            5,396
  Other expenses                                            5,449            3,983
                                                         --------         --------

       Total expenses                                     674,998          742,965
                                                         --------         --------

       Income (loss) before income taxes                   41,731          (54,936)

Income taxes (benefit)                                      6,630          (27,110)
                                                         --------         --------

       Net income (loss)                                 $ 35,101         $(27,826)
                                                         ========         ========

Per common share:

  Basic earnings (loss)                                  $   1.17         $   (.93)
                                                         ========         ========
  Diluted earnings (loss)                                $   1.17         $   (.93)
                                                         ========         ========
  Cash dividend                                          $    .51         $    .50
                                                         ========         ========




See  accompanying  notes  to  consolidated  financial  statements.

                     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
                                     (Unaudited)

                 FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2004
                              (dollars  in  thousands)




                                               ACCUMULATED
                   COMMON STOCK     ADDITIONAL OTHER
              -------------------   PAID-IN    COMPREHENSIVE  RETAINED  DEFERRED      TREASURY
                SHARES    AMOUNT    CAPITAL    INCOME         EARNINGS  COMPENSATION  STOCK      TOTAL
              ----------  -------   ---------  -------------  --------  ------------  --------   --------
Balance,
 December 31,
 2003         31,298,532  $31,299   $156,997    $ 60,450      $350,844   $(2,356)     $(24,487)  $572,747
                                                                                                 --------

Net income                                                      35,101                             35,101

Other compre-
 hensive loss,
 net of tax:
  Unrealized
  investment
  losses, net of
  reclassification
  adjustment                                     (14,645)                                         (14,645)
                                                                                                 --------

Comprehensive
 income                                                                                            20,456

Issuance of
 common stock    212,353      212      3,423                                                        3,635

Tax on stock
 compensation                            (62)                                                         (62)

Deferred
 compensation                                                              2,156                    2,156

Cash dividend
 paid                                                          (15,313)                           (15,313)
              ----------  -------   --------    --------      --------   -------      --------   --------

Balance at
 September 30,
 2004         31,510,885  $31,511   $160,358    $ 45,805      $370,632   $  (200)     $(24,487)  $583,619
              ==========  =======   ========    ========      ========   =======      ========   ========



See  accompanying  notes  to  consolidated  financial  statements.

                     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                      CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                   (UNAUDITED)
             FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2004  AND  2003
                                 (in  thousands)





                                                          2004        2003
                                                      ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                   $  35,101      $ (27,826)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Change in receivables, unearned
        premiums and prepaid reinsurance balances          (266)       (43,904)
      Change in affiliate balance                       (23,017)         2,800
      Increase in unpaid losses and
        loss settlement expenses                         60,843        226,013
      Deferred income taxes                              (1,518)       (18,745)
      Increase in deferred policy
        acquisition costs                                (4,343)        (8,038)
      Amortization and depreciation                       4,017          3,383
      Loss (gain) on sale of investments                (12,651)           897
      Other, net                                         12,029        (21,269)
                                                      ---------      ---------
        Net cash provided by operating
          activities                                     70,195        113,311
                                                      ---------      ---------

Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                                          (157,879)      (329,352)
    Sales or maturities                                 151,491        197,253
  Equity securities:
    Purchases                                           (25,447)       (14,674)
    Sales                                                25,064         13,616
  Net purchases of short-term investments               (62,801)       (64,405)
  Sale (purchase) of property and equipment                (818)           616
                                                      ---------      ---------
        Net cash used by investing activities           (70,390)      (196,946)
                                                      ---------      ---------
Cash flows from financing activities:
  Issuance of common stock                                3,635          8,214
  Issuance of debt                                                     100,000
  Repayment of debt obligation                             (520)          (475)
  Dividend paid (to affiliate, $8,671
    and $8,375)                                         (15,313)       (15,023)
  Purchase of treasury stock                                            (7,497)
                                                      ---------      ---------
        Net cash provided (used) by
          financing activities                          (12,198)        85,219
                                                      ---------      ---------

Increase (decrease) in cash                             (12,393)         1,584

  Cash at beginning of period                            13,430          2,944
                                                      ---------      ---------

  Cash at end of period                               $   1,037      $   4,528
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

Stock-Based  Compensation

     Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25,

                     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                    (Unaudited)

                    Notes  to  Consolidated  Financial  Statements
                                    (Continued)

"Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recognized for fixed stock option grants and an employee stock purchase plan. Compensation expense would be recorded on the date of a stock option grant only if the current market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net income and earnings per share as if the provisions of statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), "Accounting for Stock-Based Compensation," had been applied for the three and nine months ended September 30, 2004 and 2003:




                                            FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                             2004        2003           2004       2003
                                            ------     --------       -------     --------
                                                             (in thousands,
                                                         except per share data)
Net income (loss), as reported              $8,880      $(34,654)     $35,101     $(27,826)

Plus:
  Stock-based employee
    compensation expense
    (benefit) included
    in reported net
    income (loss), net of
    related tax effects                        199           155          253         (301)

Less:
  Total stock-based
    employee compensation
    expense determined
    under fair value
    based method for
    all awards, net of
    related tax effects                       (764)         (855)      (2,216)      (1,940)
                                            ------      --------      -------     --------

Pro forma net income
  (loss)                                    $8,315      $(35,354)     $33,138     $(30,067)
                                            ======      ========      =======     ========

Basic earnings (loss)
  per share:
    As reported                             $  .30      $  (1.16)     $  1.17     $   (.93)
    Pro forma                               $  .28      $  (1.18)     $  1.10     $  (1.00)

Diluted earnings (loss)
  per share:
    As reported                             $  .29      $  (1.16)     $  1.17     $   (.93)
    Pro forma                               $  .28      $  (1.18)     $  1.10     $  (1.00)


                     HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                   (Unaudited)

                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                   (Continued)

2  -  Earnings  Per  Share

     The computation of basic and diluted earnings (loss) per share is as follows:



                                        For the three months         For the nine months
                                        ended September 30,          ended September 30,
                                        2004          2003            2004         2003
                                       --------     --------       --------     ---------
(in thousands, except per share data)
Numerator for basic
  and diluted earnings
  (loss) per share:
    Net income (loss)                  $ 8,880      $(34,654)      $35,101      $(27,826)
                                       =======      ========       =======      ========
Denominator for basic
  earnings per share --
  weighted average
  shares outstanding                    30,063        29,986        29,995        30,017

Effect of stock
  incentive plans                           90                          96
                                       -------      --------       -------      --------
Denominator for
  diluted earnings
  (loss) per share                      30,153        29,986        30,091        30,017
                                       =======      ========       =======      ========

Basic earnings (loss)
  per share                            $   .30      $  (1.16)      $  1.17      $   (.93)
                                       =======      ========       =======      ========

Diluted earnings
  (loss) per share                     $   .29      $  (1.16)      $  1.17      $   (.93)
                                       =======      ========       =======      ========


     The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:




                       FOR THE THREE MONTHS      FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                         2004        2003            2004      2003
                       --------    --------      --------    --------
                                        (in thousands)
Number of options      1,608       1,510         1,608       1,111
                       =====       =====         =====       =====



     An additional 803,223 and 1,203,004 options to purchase shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2003, respectively, because their inclusion would have had an antidilutive effect.

                     HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                 (UNAUDITED)

                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                 (Continued)

3  -  Reinsurance

     Premiums earned are net of amounts ceded of $22,051,000 and $66,108,000 for the three and nine months ended September 30, 2004, respectively, and $17,129,000 and $51,589,000 for the three and nine months ended September 30, 2003, respectively. Losses and loss settlement expenses are net of amounts ceded of $13,592,000 and $53,308,000 for the three and nine months ended September 30, 2004, respectively, and $57,228,000 and $94,734,000 for the three and nine months ended September 30, 2003, respectively. Such amounts do not include the reinsurance transactions with Mutual under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers and the reinsurance described in the following paragraph. Of the losses and loss settlement expenses ceded for the three months ended September 30, 2003, $53.7 million is for losses ceded to involuntary reinsurance mechanisms and reflect increased estimates of losses on lifetime medical cases. Of this $53.7 million, $48.7 million is ceded to the Michigan Catastrophic Claims Association (MCCA) which covers no-fault first party medical losses in excess of a retention ranging from $250,000 to $325,000. Since these ceded losses are above the retention, the increased estimates had no net impact on results of operations.

     Harleysville Group has a reinsurance agreement with Mutual whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded to Mutual premiums earned of $2,164,000 and $2,108,000 and losses incurred of $(440,000) and $(140,000) for the three months ended September 30, 2004 and 2003, respectively. Harleysville Group ceded to Mutual premiums earned of $6,424,000 and $6,348,000 and losses incurred of $544,000 and $4,634,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

4  -  Cash  Flows

     Net cash tax payments (refunds) of $(13,709,000) and $1,096,000 were made (received) in the first nine months of 2004 and 2003, respectively. Cash interest payments of $6,043,000 and $2,817,000 were made in the first nine months of 2004 and 2003, respectively.

5  -  Segment  Information

     The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

     Financial  data  by  segment  is  as  follows:




                                 FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                 ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                   2004           2003          2004           2003
                                 --------       --------      --------      ---------
                                                    (in thousands)
Revenues:
  Premiums earned:
    Commercial lines             $169,680       $161,412      $495,791      $ 464,279
    Personal lines                 42,961         47,765       131,450        147,482
                                 --------       --------      --------      ---------
      Total premiums earned       212,641        209,177       627,241        611,761
  Net investment income            21,499         21,638        64,578         64,734
  Realized investment gains
    (losses)                          104           (531)       12,651           (897)
  Other                             4,024          3,838        12,259         12,431
                                 --------       --------      --------      ---------
Total revenues                   $238,268       $234,122      $716,729      $ 688,029
                                 ========       ========      ========      =========

Income (loss) before
  income taxes:
  Underwriting gain (loss):
    Commercial lines             $(13,517)      $(63,953)     $(39,523)     $(100,726)
    Personal lines                    344        (13,439)       (4,506)       (29,181)
                                 --------       --------      --------      ---------
      SAP underwriting loss       (13,173)       (77,392)      (44,029)      (129,907)
  GAAP adjustments                  1,566           (939)        6,451          8,082
                                 --------       --------      --------      ---------
      GAAP underwriting loss      (11,607)       (78,331)      (37,578)      (121,825)
  Net investment income            21,499         21,638        64,578         64,734
  Realized investment
    gains (losses)                    104           (531)       12,651           (897)
  Other                              (327)          (367)        2,080          3,052
                                 --------       --------      --------      ---------
Income (loss) before income
  taxes                          $  9,669       $(57,591)     $ 41,731      $ (54,936)
                                 ========       ========      ========      =========


                     HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                 (UNAUDITED)

                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                 (Continued)

6  -  Comprehensive  Income  (Loss)

     Comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 consisted of the following (all amounts are net of taxes):





                                        FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                        ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                         2004         2003          2004          2003
                                       -------      --------       --------      --------
(in thousands)
Net income (loss)                      $ 8,880      $(34,654)      $ 35,101      $(27,826)
Other comprehensive
 income (loss):
   Unrealized investment
    holding gains (losses)
    arising during period                8,152        (7,510)        (6,449)        9,412
  Less:
   Reclassification
    adjustment for (gains)
    losses included in
    net income (loss)                      (65)          442         (8,196)          872
                                       -------      --------       --------      --------

Net unrealized
  investment gains (losses)              8,087        (7,068)       (14,645)       10,284
                                       -------      --------       --------      --------
Comprehensive income (loss)            $16,967      $(41,722)      $ 20,456      $(17,542)
                                       =======      ========       ========      ========


7  -  Pension

     Harleysville Group Inc. has a pension plan that covers substantially all full-time employees. The net periodic pension cost for the plan including Mutual consists of the following components:




                                         FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                         ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                         2004         2003           2004         2003
                                       --------     --------       --------      --------
                                                         (in thousands)
Components of net
 periodic pension cost:
  Service cost                         $ 2,007      $ 1,658        $ 5,992       $ 4,975
  Interest cost                          2,821        2,507          8,361         7,522
  Expected return on plan assets        (3,101)      (2,486)        (9,141)       (7,457)
  Recognized net
    actuarial loss                         600           13          1,635            38
  Amortization of prior
    service cost                            52           58            157           174
  Net transition amortization               14           13             39            40
                                       -------      -------        -------       -------

Net periodic pension cost:
  Entire plan                          $ 2,393      $ 1,763        $ 7,043       $ 5,292
                                       =======      =======        =======       =======
  Harleysville Group portion           $ 1,589      $ 1,153        $ 4,658       $ 3,606
                                       =======      =======        =======       =======

                     HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)

                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  (Continued)

     Harleysville Group contributed $6,600,000 to the pension plan during the first nine months of 2004 and does not expect to make further contributions until 2005.


8  -  Statutory  Capital  Requirements

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

Overview

     The Company's net income is primarily determined by three elements including the expenses related to these elements:

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

     The application of certain of these critical accounting policies to the periods ended September 30, 2004 and 2003 is discussed in greater detail below.


Results  of  Operations

Premiums earned increased $3.5 million and $15.5 million during the three and nine months ended September 30, 2004, respectively, compared to the same prior year periods. The increases are primarily due to increases in premiums earned for commercial lines of $8.3 million and $31.5 million partially offset by decreases of $4.8 million and $16.0 million in personal lines premiums earned for the three and nine months ended September 30, 2004, respectively. The increases in premiums earned for commercial lines were 5.1% and 6.8% for the three and nine months ended September 30, 2004, respectively, primarily due to higher rates

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

              MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION
                                 (Continued)

partially offset by fewer policy counts. The decline in policy counts was primarily in the workers compensation line of business. The declines in premiums earned for personal lines were 10.1% and 10.9% for the three and nine months ended September 30, 2004, respectively, primarily due to fewer policy counts. The reduction in personal lines volume was driven primarily by a reduction of personal automobile business from the continued implementation of more stringent underwriting processes.

     Investment income decreased $0.1 million and $0.2 million for the three and nine months ended September 30, 2004, respectively, compared to the same prior year periods, resulting from a lower yield on the fixed maturity investment portfolio partially offset by an increase in invested assets.

     Realized investment gains (losses) improved $0.6 million for the three months ended September 30, 2004 due to lesser losses on the sale of equity investments, partially offset by lesser gains on the sale of fixed maturity investments. Realized investment gains (losses) improved $13.5 million for the nine months ended September 30, 2004, primarily resulting from gains on the sale of two equity securities in the first quarter of 2004.

     There were impairment charges of $0.3 million in the three and nine months ended September 30, 2004 and no impairment charges in the same prior year periods. Harleysville Group had gross realized losses of $1.2 million and $3.0 million in the nine months ended September 30, 2004 and 2003, respectively, which were from the sales of securities which had not declined by more than 20% below their cost for more than six months at the time of their sale.

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

              MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                 (Continued)

     Harleysville Group holds securities with unrealized losses at September 30, 2004 as follows:




                                                           LENGTH OF UNREALIZED LOSS
                                                           -------------------------
                                             UNREALIZED    LESS THAN      OVER 12
                                FAIR VALUE      LOSS       12 MONTHS       MONTHS
                                ----------   ----------    ----------     -------
                                                    (in thousands)
Fixed maturities:
 U.S. Treasury
  securities and
  obligations of
  U.S. government
  corporations
  and agencies                  $ 54,539     $  411        $  326         $   85

 Obligations of
  states and
  political
  subdivisions                    65,368      1,052           455            597

 Corporate
  securities                      66,593      3,770           731          3,039

 Mortgage-backed
  securities                      30,346        278           278
                                --------     ------        ------         ------

 Total fixed
  maturities                    $216,846     $5,511        $1,790         $3,721
                                ========     ======        ======         ======

 Equity securities              $ 22,564     $1,741        $1,741         $ -
                                ========     ======        ======         ======


     Of the total fixed maturity securities with an unrealized loss at September 30, 2004, securities with a fair value of $131.8 million and an unrealized loss of $4.6 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $85.0 million and an unrealized loss of $0.9 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

     There are nine positions that comprise the unrealized loss in equity investments at September 30, 2004. While two of these positions have been below cost for more than six months, they have had volatile price movements and have not been significantly below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the future.

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

              MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                 (Continued)

     There are $58.4 million in fixed maturity securities, at amortized cost, that at September 30, 2004, had been below amortized cost for over 12 months. Of the $3.7 million of unrealized losses on such securities, $0.8 million relates to securities which carry A or higher debt ratings and have declined in fair value roughly in line with market interest rate changes. The remaining $2.9 million of unrealized losses are comprised of airline enhanced equipment trust certificates (EETC) as follows:

                                     FAIR       MATURITY
                        COST        VALUE         DATES
                       -------     -------     ----------
                                 (in  thousands)
American  Airlines     $14,365     $12,772     2011
United  Airlines         6,949       5,616     2010-2012
                       -------     -------
                       $21,314     $18,388
                       =======     =======


     After the events of September 11, 2001, air travel and the value of these airlines' EETC securities declined. The EETCs are all "A tranche" holdings, which means they are in a senior credit position to the underlying airplane collateral value as compared to B and C tranche holders. At the time of issuance, the collateral was appraised at approximately twice the value of the A tranche EETCs. Recent estimates indicate that in a distressed sale scenario, the value of the collateral would be approximately the same as the EETCs' cost. At September 30, 2004, the American Airlines EETCs carry an investment grade debt rating and the market value of both issues has improved over the past year. Harleysville Group is participating in certain EETC creditor committees and is monitoring developments. It is possible that these EETCs may be written down in the income statement in the future, depending upon developments involving both the issuers and world events which impact the level of air travel.

     Income (loss) before income taxes increased $67.3 million and $96.7 million for the three and nine months ended September 30, 2004, respectively, compared to the same prior year periods. The increases were primarily due to lesser underwriting losses and greater realized investment gains. The lesser three and nine months underwriting loss was primarily due to lower catastrophe losses, lesser loss severity and a decrease in the provision for insured events in prior years. The net provision for insured events in prior years consists of $6.1 million and $9.1 million of adverse development for the three and nine months ended September 30, 2004, respectively, compared to $55.1 million and $76.8 million of adverse development for the three and nine months ended September 30, 2003, respectively.

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

              MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                 (Continued)

     An insurance company's statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group's statutory combined ratio decreased to 106.6% and 106.4% for the three and nine months ended September 30, 2004, respectively, from 137.2% and 119.4% for the three and nine months ended September 30, 2003, respectively. Such decreases were due to improved underwriting results in both commercial lines and personal lines, primarily resulting from the lower loss development and lower catastrophe losses in the 2004 periods.

     The statutory combined ratios by line of business for the three and nine months ended September 30, 2004, as compared to the three and nine months ended September 30, 2003, were as follows:




                             FOR THE THREE MONTHS  FOR THE NINE MONTHS
                             ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                               2004       2003        2004       2003
                             --------   --------    --------   --------
Commercial:
 Automobile                   103.8%     131.2%     103.8%      107.8%
 Workers compensation         131.2%     203.1%     125.4%      172.4%
 Commercial multi-peril       105.8%     134.6%     105.4%      113.3%
 Other commercial             103.4%      84.7%      93.5%       82.4%
   Total commercial           108.6%     140.1%     106.7%      119.0%

Personal:
 Automobile                   113.0%     129.2%     114.0%      120.7%
 Homeowners                    78.3%     129.8%      91.2%      122.2%
 Other personal                88.0%      85.5%     103.8%      107.2%
   Total personal              99.0%     127.3%     105.3%      120.7%
     Total personal and
       commercial             106.6%     137.2%     106.4%      119.4%

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

              MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                 (Continued)

     The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:




                                      SEPTEMBER 30,   DECEMBER 31,
                                          2004           2003
                                      ------------    ------------
                                             (in thousands)
Commercial:
  Automobile                           $  243,009      $  228,356
  Workers compensation                    299,028         294,750
  Commercial multi-peril                  356,883         320,607
  Other commercial                         66,233          59,042
                                       ----------      ----------
    Total commercial                      965,153         902,755
                                       ----------      ----------

Personal:
  Automobile                              106,579         117,034
  Homeowners                               38,187          41,264
  Other personal                            1,714           1,607
                                       ----------      ----------
    Total personal                        146,480         159,905
                                       ----------      ----------
      Total personal and commercial     1,111,633       1,062,660

Plus reinsurance recoverables             169,187         157,317
                                       ----------      ----------

  Total liability                      $1,280,820      $1,219,977
                                       ==========      ==========


     The commercial lines statutory combined ratio decreased to 108.6% and 106.7% for the three and nine months ended September 30, 2004, respectively, from 140.1% and 119.0% for the three and nine months ended September 30, 2003, respectively. The decreases are primarily due to lesser adverse development in the provision for insured events in prior years and lesser catastrophe losses.

     The net $9.1 million provision for insured events in prior years for the nine months ended September 30, 2004 included $6.1 million in the most recent quarter primarily consisting of $2.7 million from commercial multi-peril, $1.1 million from workers compensation and $2.3 million from other commercial liability lines. The workers compensation development is due to an estimated assessment from the National Workers Compensation Pool to reflect its commutation with a troubled participant. The development in the other lines reflects loss severity that was higher than the adverse trends noted in previous quarters. The adverse development was primarily from accident years 1995, 1996, 2000 and 2001, partially offset by favorable development in the 2003 accident year.

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

              MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                 (Continued)

     The $55.1 million of third quarter adverse development in 2003 in the provision for insured events in prior years was primarily in the following lines: commercial automobile ($19.1 million), workers compensation ($17.1 million), commercial multi-peril ($13.5 million) and personal automobile ($4.5 million). The remaining $21.7 million of adverse development in the nine months ended September 30, 2003 was primarily from $19.9 million of workers compensation adverse development in the first quarter of 2003. Of the nine-month 2003 adverse development, $67.2 million was attributable to the 1998 to 2002 accident years and the balance was attributable to other accident years.

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

     The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group's pooling share of the total pooled amounts:




                                       FOR THE NINE MONTHS        FOR THE YEAR ENDED
                                     ENDED SEPTEMBER 30, 2004      DECEMBER 31, 2003
                                     ------------------------     ------------------
                                                    (dollars in thousands)
Number of claims pending,
  beginning of period                      8,005                         8,900
Number of claims reported                  8,187                        12,952
Number of claims settled or
  dismissed                               (8,874)                      (13,847)
                                         -------                      --------
Number of claims pending,
  end of period                            7,318                         8,005
                                         =======                      ========

Losses paid                              $55,361                      $ 82,003
Loss settlement expenses paid            $11,850                      $ 16,465

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

     For the nine months ended September 30, 2003, the adverse development in commercial and personal automobile primarily was due to higher loss severity trends that became evident in the third quarter when case reserve increases were recognized. The case reserve increases for commercial automobile primarily related to adverse legal judgments. Harleysville Group had previously publicly noted an increase in litigation on bodily injury cases and a slowing of the rate of settlement. The combination of all of these factors resulted in the increased estimate of ultimate losses.

     For the nine months ended September 30, 2003, the adverse development in commercial multi-peril primarily was due to higher loss severity trends that became evident in the third quarter when case reserve increases were recognized. Like commercial auto, the trend of increased litigation and a slowing rate of settlement resulted in the increased estimate of ultimate losses. While
Harleysville Group had only incurred $1.5 million of construction defect liability losses over the past 10 years, it increased its provision for insured events in prior years by an additional $1.4 million in the third quarter of 2003 for estimated losses on construction defect liability claims because of increased case activity in that quarter.

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

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

              MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                 (Continued)

As a result, more recent statistical data reflects different patterns than in the past and give rise to uncertainty as to the pattern of future loss settlements. Litigation on bodily injury liability cases has increased during the past two years while the rate of settlement has slowed. These changed patterns give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury liability claims. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at September 30, 2004. For every 1% change in the aggregate estimate across all lines, the effect on pre-tax income would be $11.1 million.

     The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures.
Harleysville  Group  has  not  incurred  significant  losses  from  such claims.

     The personal lines statutory combined ratio decreased to 99.0% and 105.3% for the three and nine months ended September 30, 2004 from 127.3% and 120.7% for the three and nine months ended September 30, 2003. The decreases primarily were due to generally lower loss frequency and lesser catastrophe losses which affected the homeowners line.

     Net catastrophe losses decreased $4.4 million and $7.7 million and losses ceded under the aggregate catastrophe reinsurance agreement with Mutual decreased $0.3 million and $4.1 million for the three and nine months ended September 30, 2004, respectively, primarily due to less severe catastrophes in the 2004 periods. The three months ended September 30, 2004 includes $6.1 million of losses from weather related catastrophes, primarily four hurricanes. The three months ended September 30, 2003 includes $9.4 million of losses from Hurricane Isabel.

     The income tax expense for the three and nine months ended September 30, 2004 includes the tax benefit of $2.6 million and $8.0 million associated with tax-exempt income compared to $2.6 million and $7.7 million in the same prior year periods.

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

              MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                 (Continued)

     Other expenses increased $1.2 million for the three months ended September 30, 2004 primarily due to the write-off of capitalized costs for a software project that will not be completed.

     The insurance industry has recently received adverse publicity about alleged anti-competitive activities by certain insurance brokers and insurers. Harleysville Group primarily distributes its products through its agents and writes less than 1% of its premiums through brokers. There are no contingent commission arrangements with such brokers.

Liquidity  and  Capital  Resources

     Operating activities provided $70.2 million and $113.3 million of net cash for the nine months ended September 30, 2004 and 2003, respectively. The change primarily is from lesser underwriting cash flow.

     Investing activities used $70.4 million and $196.9 million of net cash for the nine months ended September 30, 2004 and 2003, respectively. The decrease is primarily due to a decrease in net purchases of fixed maturity investments due to the decrease in cash provided by operations and by the change in cash provided by financing activities.

     Financing activities used $12.2 million of net cash for the nine months ended September 30, 2004, compared to net cash provided of $85.2 million in the same prior year period. The change is primarily due to the issuance of debt in the 2003 period.

     Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At September 30, 2004, Harleysville Group held cash collateral of $120.9 million related to securities on loan with a market value of $117.1 million. Harleysville Group's policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, A-rated corporate obligations, AAA-rated asset-backed securities or GIC's

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

              MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS
                   OF  OPERATIONS  AND  FINANCIAL  CONDITION
                                 (Continued)


and Funding Agreements from issuers rated A or better. The securities on loan to others have been segregated from the other invested assets on the balance sheet. In addition, the assets and liabilities have been grossed up to reflect the collateral held under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

     Harleysville Group Inc. maintained $11.1 million of cash and marketable securities at September 30, 2004 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. Harleysville Group has adopted a stock repurchase plan under which it may, from time to time, repurchase up to 500,000 shares of Harleysville Group Inc. common stock. Mutual has authorized purchases of the common shares of Harleysville Group in an equal amount. As of September 30, 2004, the Company had repurchased 397,909 shares leaving 102,091 shares authorized to be repurchased. The Company has no other material commitments for capital expenditures as of September 30, 2004.


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

     Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2003 to September 30, 2004. In addition, the Company has not significantly changed its investment mix or market risk during this period.

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES


ITEM  4.                CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and its chief financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2004.

(b) Change in internal control over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting except as noted in the next paragraph.

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

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

                       PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings  -  None

Item  2.  Unregistered  Sales  of  Equity  Securities

         (c)  The  Company  announced  a stock repurchase plan on March 3, 2003.
              The Company may purchase up to 500,000 shares of Harleysville Group Inc. common stock. The plan expires February 26, 2005. As of September 30, 2004, the Company had repurchased 397,909 shares leaving 102,091 shares authorized to be repurchased. There was no activity in the plan during the nine months ended September 30, 2004.

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

              31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

              31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

              32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2   Certification  of  Chief  Financial  Officer Pursuant to 18
                     U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          b.  Reports  on  Form  8-K

              A  Form 8-K dated July 29, 2004 was  filed furnishing, under  item
              12  of   Form  8-K,  financial  results  for  the  second  quarter
              of  2004.

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



Date:  November  3,  2004                   /s/  BRUCE  J.  MAGEE
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


Date:  November  3,  2004           /s/  MICHAEL  L.  BROWNE
       ------------------        -------------------------------------------
                                 Michael  L.  Browne
                                 Chief  Executive  Officer  and  a  Director

EXHIBIT  (31.2)

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



Date:  November  3,  2004           /s/  BRUCE  J.  MAGEE
       ------------------         ----------------------------
                                  Bruce  J.  Magee
                                  Senior  Vice  President  and
                                  Chief  Financial  Officer

EXHIBIT  (32.1)

                             HARLEYSVILLE GROUP INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Harleysville Group Inc. (the "Company") on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Browne, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    November  3,  2004         /s/  MICHAEL  L.  BROWNE
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

                             HARLEYSVILLE GROUP INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Harleysville Group Inc. (the "Company") on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce J. Magee, Senior Vice President and Chief Financial Officer of the
Company,  certify,  pursuant to  18 U.S.C.  section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of  2002,  that  based  on  my  knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    November  3,  2004           /s/  BRUCE  J.  MAGEE
        --------------------         ---------------------------
                                      Bruce  J.  Magee
                                      Senior  Vice  President  and
                                      Chief  Financial  Officer