Form 10-K
period 2004-12-31
HARLEYSVILLE GROUP INC
filed 2005-03-14
CIK 792013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

——————

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

On June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $244,693,791.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 30,293,759 shares of Common Stock outstanding on March 1, 2005

DOCUMENTS INCORPORATED BY REFERENCE:

1.

Portions of the Registrant’s proxy statement relating to the annual meeting of stockholders to be held April 27, 2005 are incorporated by reference in Parts I and III of this report.

HARLEYSVILLE GROUP INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2004

PART I

Item 1.   Business.

General

Harleysville Group Inc. (the “Company”) is an insurance holding company headquartered in Pennsylvania which, through its subsidiaries, engages in the property and casualty insurance business on a regional basis. As used herein, “Harleysville Group” refers to Harleysville Group Inc. and its subsidiaries.

The Company is a Delaware corporation formed by Harleysville Mutual Insurance Company (the “Mutual Company”) in 1979 as a wholly-owned subsidiary. In May 1986, the Company completed an initial public offering of its common stock, reducing the percentage of outstanding shares owned by the Mutual Company to approximately 70%. In April 1992, the Mutual Company completed a secondary public offering of a portion of the Company’s common stock then owned by it, further reducing the percentage of outstanding shares owned by the Mutual Company. At December 31, 2004, the Mutual Company owned approximately 56% of the Company’s outstanding shares.

Harleysville Group and the Mutual Company operate together to pursue a strategy of underwriting a broad array of personal and commercial coverages. These insurance coverages are marketed primarily in the eastern and midwestern United States through approximately 1,600 insurance agencies. Regional offices are maintained in Georgia, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, and Virginia. The Company’s property and casualty insurance subsidiaries are: Harleysville-Atlantic Insurance Company (“Atlantic”), Harleysville Insurance Company (“HIC”), Harleysville Insurance Company of New Jersey (“HNJ”), Harleysville Insurance Company of New York (“HIC New York”), Harleysville Insurance Company of Ohio (“HIC Ohio”), Harleysville Lake States Insurance Company (“Lake States”), Harleysville Preferred Insurance Company (“Preferred”), Harleysville Worcester Insurance Company (“Worcester”), and Mid-America Insurance Company (“Mid-America”).

The Company operates regionally. Management believes that the Company’s regional organization permits each regional operation to benefit from economies of scale provided by centralized support while encouraging local marketing autonomy and managerial entrepreneurship. Services which directly involve the insured or the agent (i.e., underwriting, claims and marketing) generally are performed regionally in accordance with Company-wide standards to promote high quality service, while actuarial, investment, legal, data processing and similar services are performed centrally. The Company’s network of regional insurance companies has expanded significantly in the last eighteen years. In 1983, the Company acquired Worcester, a property and casualty insurer which has conducted business in New England since 1823. In 1984, HNJ was formed by the Company and began underwriting property and casualty insurance in New Jersey. In 1987, the Company acquired Atlantic, a property and casualty insurer which has conducted business in the southeastern United States since 1905. In 1991, the Company acquired Mid-America (formerly named Connecticut Union Insurance Company), which conducted business in Connecticut, and HIC New York, which primarily conducts business in upstate New York. In 1993,the Company acquired Lake States, which primarily conducts business in Michigan. In 1994, the Company formed HIC Ohio which began underwriting property and casualty insurance in Ohio. In 1997, the Company acquired HIC, which primarily conducts business in Minnesota and neighboring states.

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

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2004	2003	2002
GAAP combined ratio	105.6%	121.6%	102.2%
Statutory operating ratios:
Loss ratio	72.3%	88.9%	68.2%
Expense and dividend ratios	33.6%	34.3%	33.7%
Statutory combined ratio	105.9%	123.2%	101.9%

The following table sets forth the net written premiums and combined ratios by line of insurance, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for Harleysville Group for the periods indicated:

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Net Premiums Written
Commercial:
Automobile	$227,105	$221,818	$199,511
Workers compensation	96,543	107,415	114,565
Commercial multi-peril	287,824	258,854	224,709
Other commercial	66,946	69,450	57,272
Total commercial	678,418	657,537	596,057
Personal:
Automobile	90,947	112,287	125,593
Homeowners	61,108	65,740	67,831
Other personal	9,230	7,971	8,369
Total personal	161,285	185,998	201,793
Total Harleysville Group Business	$839,703	$843,535	$797,850
Combined Ratios
Commercial:
Automobile	104.4%	112.1%	91.6%
Workers compensation	122.6%	178.2%	127.4%
Commercial multi-peril	105.5%	118.3%	93.7%
Other commercial	95.5%	87.9%	86.3%
Total commercial	106.7%	123.6%	99.5%
Personal:
Automobile	113.9%	124.6%	115.8%
Homeowners	87.5%	114.6%	97.6%
Other personal	87.7%	137.0%	74.1%
Total personal	102.8%	121.8%	108.1%
Total Harleysville Group Business	105.9%	123.2%	101.9%

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

TOTAL POOLED BUSINESS

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Net Premiums Written
Commercial:
Automobile	$316,180	$308,839	$277,807
Workers compensation	134,088	149,188	159,118
Commercial multi-peril	406,720	365,920	317,657
Other	94,535	98,173	81,152
Total commercial	951,523	922,120	835,734
Personal:
Automobile	126,801	156,533	175,076
Homeowners	87,051	93,577	96,504
Other	12,819	11,071	11,631
Total personal	226,671	261,181	283,211
Total pooled business	$1,178,194	$1,183,301	$1,118,945
Combined Ratios(1)
Commercial:
Automobile	104.2%	112.0%	91.4%
Workers compensation	123.5%	179.0%	127.9%
Commercial multi-peril	104.0%	117.2%	91.9%
Other	94.2%	86.7%	84.5%
Total commercial	106.0%	123.1%	98.6%
Personal:
Automobile	116.8%	127.5%	115.8%
Homeowners	85.9%	113.9%	95.6%
Other	87.7%	137.0%	73.9%
Total personal	103.7%	123.2%	107.3%
Total pooled business	105.5%	123.1%	101.0%

——————

(1)

See the definition of combined ratio in “Business-Property and Casualty Underwriting.”

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

TOTAL POOLED BUSINESS

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Reserves for losses and loss settlement expenses, beginning of the year	$1,514,548	$1,224,380	$1,147,517
Incurred losses and loss settlement expenses:
Provision for insured events of the current year	825,215	856,936	730,924
Increase (decrease) in provisions for insured events of prior years	24,381	173,441	(3,816)
Total incurred losses and loss settlement expenses	849,596	1,030,377	727,108
Payments:
Losses and loss settlement expenses attributable to insured events of the current year	260,417	302,354	277,603
Losses and loss settlement expenses attributable to insured events of prior years	490,353	437,855	372,642
Total payments	750,770	740,209	650,245
Reserves for losses and loss settlement expenses, end of the year	$1,613,374	$1,514,548	$1,224,380

The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses from 1994 through 2004 for the pooled business of the Mutual Company and Harleysville Group on a statutory basis. “Reserve for losses and loss settlement expenses” sets forth the estimated liability for unpaid losses and loss settlement expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss settlement expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported.

The “Reserves reestimated” portion of the table shows the reestimated amount of the previously recorded liability based on experience of each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. For example, the 1994 liability has developed a redundancy after ten years, in that reestimated losses and loss settlement expenses are expected to be lower than the initial estimated liability established in 1994 of $855.3 million by $69.3 million, or 8.1%.

The “Cumulative amount of reserves paid” portion of the table shows the cumulative losses and loss settlement expense payments made in succeeding years for losses incurred prior to the balance sheet date. For example, the 1994 column indicates that as of December 31, 2004, payments of $743.1 million of the currently reestimated ultimate liability for losses and loss settlement expenses had been made.

The “Redundancy (deficiency)” portion of the table shows the cumulative redundancy or deficiency at December 31, 2004 of the reserve estimate shown on the top line of the corresponding column. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss settlement expenses or were reevaluated at less than the original reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss settlement expenses or were reevaluated at more than the originally reserved amounts.

The following table includes all 2004 pool participants as if they had participated in the pooling arrangement in all years indicated except for acquired pool participant companies, which are included from their date of acquisition. Under the terms of the pooling arrangement, Harleysville Group is not responsible for losses on the pooled business occurring prior to January 1, 1986.

TOTAL POOLED BUSINESS

	Year ended December 31,
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
	(dollars in thousands)

Reserve for losses and loss settlement expenses	$855,305	$900,336	$1,033,376	$1,124,910	$1,172,664	$1,181,066	$1,136,848	$1,147,517	$1,224,380	$1,514,548	$1,613,374
Reserves reestimated:
One year later	837,255	856,493	995,656	1,068,687	1,090,640	1,115,747	1,114,404	1,143,701	1,397,821	1,538,929
Two years later	817,330	820,894	961,228	1,005,208	1,042,183	1,097,544	1,124,881	1,308,498	1,459,056
Three years later	800,365	799,191	918,006	972,318	1,027,968	1,106,107	1,245,333	1,369,239
Four years later	790,234	768,704	894,015	961,721	1,028,927	1,182,626	1,290,895
Five years later	768,815	748,667	887,697	962,861	1,073,694	1,214,740
Six years later	753,928	743,859	890,713	995,904	1,099,420
Seven years later	750,226	747,954	912,615	1,018,216
Eight years later	753,753	766,964	934,640
Nine years later	770,975	785,850
Ten years later	786,046
Cumulative amount of reserves paid:
One year later	246,935	273,744	328,691	338,377	358,526	391,524	395,561	372,642	437,855	490,353
Two years later	406,944	448,497	523,307	540,522	562,908	609,016	609,777	654,045	759,313
Three years later	525,840	566,804	656,234	674,740	695,315	753,893	801,234	884,746
Four years later	599,336	643,451	741,013	756,502	777,204	864,840	945,886
Five years later	645,271	690,301	790,902	801,602	838,597	951,286
Six years later	677,668	720,664	821,164	837,855	892,222
Seven years later	698,652	740,151	845,843	877,219
Eight years later	712,800	759,217	873,007
Nine years later	727,897	778,441
Ten years later	743,053
Cumulative redundancy/ (deficiency)	69,259	114,486	98,736	106,694	73,244	(33,674)	(154,047)	(221,722)	(234,676)	(24,381)
Cumulative redundancy/ (deficiency) expressed as a percent of year end-reserves	8.1%	12.7%	9.6%	9.5%	6.2%	(2.9)%	(13.6)%	(19.3)%	(19.2)%	(1.6)%
Cumulative redundancy/ (deficiency) excluding pre-1986 reserve development (1)	106,660	148,346	127,851	130,898	94,961	(13,489)	(136,249)	(204,751)	(219,886)	(17,264)

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

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Reserves for losses and loss settlement expenses, beginning of the year	$1,062,660	$857,182	$800,861
Incurred losses and loss settlement expenses:
Provision for insured events of the current year	593,198	608,816	526,265
Increase (decrease) in provision for insured events of prior years	12,462	119,059	(4,648)
Total incurred losses and loss settlement expenses	605,660	727,875	521,617
Payments:
Losses and loss settlement expenses attributable to insured events of the current year	186,629	210,173	199,874
Losses and loss settlement expenses attributable to insured events of prior years	350,082	312,224	265,422
Total payments	536,711	522,397	465,296
Reserves for losses and loss settlement expenses, end of the year	$1,131,609	$1,062,660	$857,182

See page 12 for reconciliation of net reserves to gross reserves.

Harleysville Group recognized net adverse development in the provision for insured events of prior years of $12,462,000 and $119,059,000 in 2004 and 2003, respectively, primarily due to greater-than-expected claims severity in commercial lines. Harleysville Group recognized favorable development in the provision for insured events of prior years of $4,648,000 million in 2002 which primarily relates to lower-than-expected claim severity in the commercial and personal lines of business.

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

Loss development information for the total pooled business is presented on pages 6 to 8 to provide greater analysis of underlying claims development.

HARLEYSVILLE GROUP BUSINESS

	Year Ended December 31,
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
	(dollars in thousands)

Reserve for losses and loss settlement expenses	$535,452	$576,653	$718,700	$793,563	$813,519	$823,914	$792,584	$800,861	$857,182	$1,062,660	$1,131,609
Reserves reestimated:
One year later	524,565	541,654	688,972	750,956	753,987	774,977	775,234	796,213	976,241	1,075,122
Two years later	507,090	513,555	662,393	704,157	717,324	761,234	781,117	909,048	1,015,209
Three years later	491,919	496,138	630,170	678,757	706,491	765,816	862,320	947,660
Four years later	482,834	473,084	611,179	670,534	705,615	815,380	889,996
Five years later	466,309	456,940	606,037	669,789	732,315	833,373
Six years later	453,934	452,885	606,642	688,055	745,714
Seven years later	450,675	454,267	616,886	698,996
Eight years later	451,648	462,428	627,620
Nine years later	458,522	470,901
Ten years later	464,247

Cumulative amount of reserves paid:
One year later	164,849	105,774	200,907	228,622	252,972	279,153	282,110	265,422	312,224	350,082
Two years later	219,225	204,030	330,158	371,624	397,685	433,901	434,579	465,001	541,063
Three years later	283,816	281,546	423,337	465,897	491,274	536,547	569,696	628,494
Four years later	330,705	334,204	482,016	523,050	548,696	613,701	671,230
Five years later	361,250	365,574	516,221	553,984	590,172	673,327
Six years later	382,214	385,720	536,473	577,360	626,171
Seven years later	395,607	398,214	551,515	603,092
Eight years later	404,257	409,215	568,463
Nine years later	412,400	420,446
Ten years later	420,702

Cumulative redundancy/ (deficiency)	71,205	105,752	91,080	94,567	67,805	(9,459)	(97,412)	(146,799)	(158,027)	(12,462)

Cumulative redundancy/ (deficiency) expressed as a percent of year end reserves	13.3%	18.3%	12.7%	11.9%	8.3%	(1.1)%	(12.3)%	(18.3)%	(18.4)%	(1.2)%

Gross reserve	$603,088	$645,941	$796,820	$868,393	$893,420	$901,352	$864,843	$879,056	$928,335	$1,219,977	$1,317,735
Ceded reserve	67,636	69,288	78,120	74,830	79,901	77,438	72,259	78,195	71,153	157,317	186,126
Net reserve	$535,452	$576,653	$718,700	$793,563	$813,519	$823,914	$792,584	$800,861	$857,182	$1,062,660	$1,131,609

Gross re-estimated	$592,118	$604,314	$774,682	$854,415	$903,179	$1,008,188	$1,082,539	$1,140,743	$1,200,588	$1,272,545
Ceded re-estimated	127,871	133,413	147,062	155,419	157,465	174,815	192,543	193,083	185,379	197,423
Net re-estimated	$464,247	$470,901	$627,620	$698,996	$745,714	$833,373	$889,996	$947,660	$1,015,209	$1,075,122

————————

Note:

The amount of cash and investments received equal to the increase in liabilities for unpaid losses and loss settlement expenses was

$93,966,000, $28,318,000 and $12,392,000 for the changes in pool participation in 1996, 1997 and 1998, respectively.

Reinsurance. Harleysville Group follows the customary industry practice of reinsuring a portion of its exposures and paying to the reinsurers a portion of the premiums received. Insurance is ceded principally to reduce the net liability on individual risks and to protect against catastrophic losses. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, although it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. Therefore, a ceding company is subject to credit risk with respect to its reinsurers. Harleysville Group has not entered into any finite reinsurance agreements.

The reinsurance described below is maintained for the Company’s subsidiaries and the Mutual Company and its wholly-owned subsidiaries. Reinsurance premiums and recoveries are allocated to participants in the pooling agreement according to pooling percentages.

Reinsurance for property and auto physical damage losses is currently maintained under a per risk excess of loss treaty affording recovery to $8.5 million above a retention of $1.5 million. Harleysville Group’s 2004 pooling share of such recovery would be $6.1 million above a retention of $1.1 million. In addition, the Company’s subsidiaries and the Mutual Company and its wholly-owned subsidiaries are reinsured under a catastrophe reinsurance treaty effective for one year from July 1, 2004 which provides coverage ranging from 85.0% to 95.0% of up to $155.0 million in excess of a retention of $30.0 million for any given catastrophe. Harleysville Group’s 2004 pooling share of this coverage would range from 85.0% to 95.0% of up to $111.6 million in excess of a retention of $21.6 million for any given catastrophe. Accordingly, pursuant to the terms of the treaty, the maximum recovery would be $142.2 million for any catastrophe involving an insured loss equal to or greater than $185.0 million. Harleysville Group’s pooling share of this maximum recovery would be $102.4 million for any catastrophe involving an insured loss of $133.2 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Most terrorism losses would not be covered by the treaty. Harleysville Group has not purchased funded catastrophe covers. Harleysville Group and Mutual have purchased property per risk excess of loss reinsurance which covers certain terrorism losses and provides for recovery of up to $8.5 million in excess of $1.5 million of terrorism losses for any one risk under certain circumstances. The maximum recovery by Harleysville Group on a terrorism loss occurrence is $8.6 million.

Casualty reinsurance (including liability and workers compensation) is currently maintained under an excess of loss treaty affording recovery to $38.0 million above a retention of $2.0 million for each loss occurrence. Harleysville Group’s 2004 pooling share of a recovery would be up to $27.4 million above a retention of $1.4 million. In addition, there is reinsurance to protect Harleysville Group from large workers compensation losses. For umbrella liability coverages, reinsurance protection up to $14.0 million is provided over a retention of $1.0 million. Harleysville Group’s 2004 pooling share would provide for recovery of $10.1 million over a retention of $0.7 million. The casualty reinsurance programs provide coverage for a terrorist event with no reinstatement provision.

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

Harleysville Group considers numerous factors in choosing reinsurers, the most important of which are the financial stability and credit worthiness of the reinsurer. Harleysville Group has not experienced any material uncollectible reinsurance recoverables.

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

Marketing. Harleysville Group markets its insurance products through independent agencies and monitors the performance of these agencies relative to many factors including profitability, growth and retention. At December 31, 2004, there were approximately 1,600 agencies.

Investments

An important element of the financial results of Harleysville Group is the return on invested assets. An investment objective of Harleysville Group is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. An objective also is to provide adequate funds to pay claims without forced sales of investments. At December 31, 2004, substantially all of Harleysville Group’s fixed maturity investment portfolio was rated at investment grade and the investment portfolio did not contain any real estate or mortgage loans. Harleysville Group also invests in equity securities with the objective of capital appreciation.

Harleysville Group has adopted and follows an investment philosophy which precludes the purchase of non-investment grade fixed income securities. However, due to uncertainties in the economic environment, it is possible that the quality of investments held in Harleysville Group’s portfolio may change.

The following table shows the composition of Harleysville Group’s fixed maturity investment portfolio at amortized cost, excluding short-term investments, by rating as of December 31, 2004:

	December 31, 2004
	Amount	Percent
	(dollars in thousands)
Rating(1)
U.S. Treasury and U.S. agency bonds (2)	$307,069	18.5%
Aaa	705,863	42.6
Aa	438,720	26.4
A	169,706	10.2
Baa	13,292	0.9
Ba	16,366	1.0
Not Rated	6,946	0.4
Total	$1,657,962	100.0%

——————

(1)

Ratings assigned by Moody’s Investors Services, Inc.

(2)

Includes GNMA pass-through obligations and collateralized mortgage obligations.

Harleysville Group invests in both taxable and tax-exempt fixed income securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds made up approximately 46%, 47% and 44% of the total investment portfolio at December 31, 2004, 2003 and 2002, respectively.

The following table shows the composition of Harleysville Group’s investment portfolio at carrying value, excluding short-term investments, by type of security as of December 31, 2004:

	December 31, 2004
	Amount	Percent
	(dollars in thousands)
Fixed maturities:
U.S. Treasury obligations	$56,065	3.0%
U.S. agency obligations	108,364	5.9
Mortgage-backed securities	149,954	8.1
Obligations of states and political subdivisions	846,624	45.7
Corporate securities	541,839	29.2
Total fixed maturities	1,702,846	91.9
Equity securities	150,249	8.1
Total	$1,853,095	100.0%

Investment results of Harleysville Group’s fixed maturity investment portfolio are as shown in the following table:

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Invested assets(1)	$1,640,367	$1,529,906	$1,416,294
Investment income(2)	$84,367	$84,172	$84,438
Average yield	5.1%	5.5%	6.0%

——————

(1)

Average of the aggregate invested amounts at amortized cost at the beginning and end of the period.

(2)

Investment income does not include investment expenses, realized investment gains or losses or provision for income taxes.

The following table indicates the composition of Harleysville Group’s fixed maturity investment portfolio at carrying value, excluding short-term investments, by time to maturity as of December 31, 2004:

	December 31, 2004
	Amount	Percent
	(dollars in thousands)
Due in(1)
1 year or less	$155,725	9.2%
Over 1 year through 5 years	727,686	42.7
Over 5 years through 10 years	565,555	33.2
Over 10 years	103,926	6.1
	1,552,892	91.2
Mortgage-backed securities	149,954	8.8
Total	$1,702,846	100.0%

——————

(1)

Based on stated maturity dates with no prepayment assumptions. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The average expected life of Harleysville Group’s investment portfolio as of December 31, 2004 was approximately 4.6 years.

Regulation

Insurance companies are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company’s business and financial condition. The purpose of such supervision and regulation is the protection of policyholders. The extent of such supervision and regulation varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Accordingly, the authority of the state insurance departments typically includes the establishment of standards of solvency which must be met and maintained by insurers, the licensing to do business of insurers and agents, the nature of and limitations on investments, the approval process for premium rates for property and casualty insurance, the provisions which insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders and the approval of policy forms. Such insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

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

The Company’s insurance subsidiaries generally are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary, for the preceding year. Applying the current regulatory restrictions as of December 31, 2004, $51.0 million would be available for distribution to Harleysville Group Inc. during 2005 without prior approval. The Company’s insurance subsidiaries paid dividends of $26.6 million in 2004, none in 2003 and $12.0 million in 2002 to Harleysville Group Inc. Of the dividends paid in 2004, $11.6 million were declared by the Company’s insurance subsidiaries in 2002.

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

Harleysville Group is required to file financial statements for its subsidiaries, prepared by using statutory accounting practices, with state regulatory authorities. The adjustments necessary to reconcile net income (loss) and shareholders’ equity determined by using SAP to net income (loss) and shareholders’ equity determined in accordance with GAAP are as follows:

	Net Income (Loss) Year Ended December 31,			Shareholders’ Equity December 31,
	2004	2003	2002	2004	2003
	(in thousands)
SAP amounts	$45,776	$(90,621)	$42,338	$509,301	$475,665
Adjustments:
Deferred policy acquisition costs	1,722	4,137	8,820	100,755	99,033
Deferred income taxes	325	22,814	(708)	26,867	17,731
Unrealized investment gains				46,921	65,483
Pension	1,611	13,385	(1,783)	(22,863)	(14,807)
Other, net	(1,722)	4,544	(2,142)	20,059	23,646
Holding company(1)	(834)	(1,888)	(270)	(93,116)	(94,004)
GAAP amounts	$46,878	$(47,629)	$46,255	$587,924	$572,747

——————

(1)

Represents the GAAP loss and equity amounts for Harleysville Group Inc., excluding the earnings of and investment in subsidiaries.

Relationship with the Mutual Company

Harleysville Group’s operations are interrelated with the operations of the Mutual Company due to the pooling arrangement and other factors. The Mutual Company owned approximately 56% of the issued and outstanding common stock of Harleysville Group Inc. at December 31, 2004. Harleysville Group employees provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. The cost of facilities and employees required to conduct the business of both companies is charged on a cost-allocated basis. Harleysville Group also manages the operations of the Mutual Company and its wholly-owned subsidiaries pursuant to a management agreement which commenced January 1, 1993 under which Harleysville Group receives a management fee. Harleysville Group received $6.8 million, $7.2 million, and $6.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, for all such management services.

All of the Company’s officers are officers of the Mutual Company, and six of the Company’s nine directors are directors of the Mutual Company. A coordinating committee exists to review and evaluate the pooling agreement and other material transactions between Harleysville Group and the Mutual Company and is responsible for matters involving actual or potential conflicts of interest between the two companies. The coordinating committee currently consists of five non-employee directors, two from Harleysville Group Inc. and two from the Mutual Company all of whom are not members of both Boards and one, a non-voting Chairman, who is a member of both Boards. The decisions of the coordinating committee are binding on the two companies. No intercompany transaction can be authorized by the coordinating committee unless both of the Company’s committee members conclude that such transaction is fair and equitable to Harleysville Group. For information concerning the members of the coordinating committee, see “Board and Committee Meetings” section on pages 8 to 10 of the Company’s proxy statement relating to the annual meeting of the shareholders to be held April 27, 2005 which is incorporated by reference in this Form 10-K Report.

The Mutual Company leases the home office from Harleysville Group with which it shares most of the facility. Rental income under the lease was $3.7 million for 2004, $3.6 million for 2003 and $3.5 million for 2002. Harleysville Group believes that the lease terms are no less favorable to it than if the property were leased to a non-affiliate.

In connection with the acquisition of Mid-America and HIC New York, the Company borrowed approximately $18.5 million from the Mutual Company. See Note 7 of the Notes to Consolidated Financial Statements. For additional information with respect to transactions with the Mutual Company, see Note 2 of the Notes to Consolidated Financial Statements.

Employees

All employees are paid by Harleysville Group Inc. and, accordingly, are considered to be employees of Harleysville Group Inc. As of December 31, 2004, there were 2,191 employees. They provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. See “Business-Relationship with the Mutual Company” and Note 2 of the Notes to Consolidated Financial Statements.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

 No matter was submitted to a vote of the security holders during the fourth quarter of 2004.

PART II

Item 5.   Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The stock of Harleysville Group Inc. is quoted on the Nasdaq National Market System, and assigned the symbol HGIC. At the close of business on March 1, 2005, the approximate number of holders of record of Harleysville Group Inc.’s common stock was 2,372 (counting all shares held in single nominee registration as one shareholder).

The payment of dividends is subject to the discretion of Harleysville Group Inc.’s Board of Directors which each quarter considers, among other factors, Harleysville Group’s operating results, overall financial condition, capital requirements and general business conditions. The present quarterly dividend of $0.17 per share paid in each of the quarters of 2004 is expected to continue during 2005. As a holding company, one of Harleysville Group Inc.’s sources of cash with which to pay dividends is dividends from its subsidiaries. Harleysville Group Inc.’s insurance company subsidiaries are subject to state laws that restrict their ability to pay dividends. See Note 8 of the Notes to Consolidated Financial Statements.

The following table sets forth the amount of cash dividends declared per share, and the high and low bid quotations as reported by Nasdaq for Harleysville Group Inc.’s common stock for each quarter during the past two years.

	High	Low	Cash Dividends Declared
2004
First Quarter	$21.94	$17.65	$.17
Second Quarter	20.14	18.49	.17
Third Quarter	21.12	18.81	.17
Fourth Quarter	24.94	20.76	.17

	High	Low	Cash Dividends Declared
2003
First Quarter	$27.50	$22.38	$.165
Second Quarter	26.84	21.35	.165
Third Quarter	26.37	21.15	.17
Fourth Quarter	24.25	18.40	.17

Item 6.   Selected Financial Data.

At December 31, 2004, Harleysville Group Inc. (Company) was approximately 56% owned by Harleysville Mutual Insurance Company (Mutual). Harleysville Group Inc. and its wholly owned subsidiaries (collectively, Harleysville Group) are engaged in property and casualty insurance. These subsidiaries are: Harleysville-Atlantic Insurance Company, Harleysville Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Lake States Insurance Company, Harleysville Preferred Insurance Company, Harleysville Worcester Insurance Company, Mid-America Insurance Company, and Harleysville Ltd., a real estate partnership that owns the home office.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Income Statement Data(1):
Premiums earned	$837,665	$823,407	$764,636	$729,889	$688,330
Investment income, net	87,171	86,597	86,265	85,518	86,791
Realized investment gains (losses)	12,667	(920)	(18,448)	(3,071)	9,780
Total revenues	953,392	924,965	847,736	827,751	802,571
Income (loss) before income taxes	55,637	(89,450)	56,482	51,800	57,705
Income taxes (benefit)	8,759	(41,821)	10,227	8,307	9,013
Net income (loss)	46,878	(47,629)	46,255	43,493	48,692
Basic earnings (loss) per share	$1.56	$(1.59)	$1.56	$1.49	$1.69
Diluted earnings (loss) per share	$1.55	$(1.59)	$1.53	$1.46	$1.67
Cash dividends per share	$.68	$.67	$.63	$.58	$.55
Balance Sheet Data at Year End:
Total investments	$1,966,917	$1,854,633	$1,706,900	$1,611,144	$1,599,125
Total assets	2,718,063	2,680,389	2,311,524	2,045,290	2,021,862
Debt	119,625	120,145	95,620	96,055	96,450
Shareholders’ equity	587,924	572,747	632,112	590,298	566,581
Shareholders’ equity per share	$19.47	$19.16	$21.13	$20.05	$19.54

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

Overview

The Company’s net income is primarily determined by three elements:

•

net premium income

•

investment income

•

amounts paid or reserved to settle insured claims

Positive variations in premium income are subject to a number of factors, including

•

limitations on rates arising from the competitive market place or regulation

•

limitation on available business arising from a need to maintain the quality of underwritten risks

•

the Company’s ability to maintain its A- (“excellent”) rating by A.M. Best

•

the ability of the Company to maintain a reputation for efficiency and fairness in claims administration

Positive variations on investment income are subject to a number of factors, including

•

general interest rate levels

•

specific adverse events affecting the issuers of debt obligations held by the Company

•

changes in the prices of equity securities generally and those held by the Company specifically

Loss and loss settlement expenses are affected by a number of factors, including

•

the quality of the risks underwritten by the Company

•

the nature and severity of catastrophic losses

•

the availability, cost and terms of reinsurance

•

underlying settlement costs, including medical and legal costs

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

Investments. Generally, unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income and, accordingly, have no effect on net income. However, if the fair value of an investment declines below its cost and that decline is deemed other than temporary, the amount of the decline below cost is charged to earnings. Harleysville Group monitors its investment portfolio and reviews investments that have experienced a decline in fair value below cost each quarter to evaluate whether the decline is other than temporary. Such evaluations consider, among other things, the magnitude and reasons for a decline, the prospects for the fair value to recover in the near term and Harleysville Group’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future.

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

Policy Acquisition Costs. Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and agency expenses that vary with and are primarily related to the production of business, are deferred and amortized over the effective period of the related insurance policies and in proportion to the premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. The estimation of net realizable value takes into account the premium to be earned, related investment income over the claim paying period, expected losses and loss settlement expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss settlement expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the acquisition costs are unrecoverable, further analyses are completed to determine if a reserve is required to provide for losses that may exceed the related unearned premiums.

Contingencies. Besides claims related to its insurance products, Harleysville Group is subject to proceedings, lawsuits and claims in the normal course of business. Harleysville Group assesses the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. There can be no assurance that actual outcomes will be consistent with those assessments.

The application of certain of these critical accounting policies to the years ended December 31, 2004 and 2003 is discussed in greater detail below.

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

Because the pooling agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the pooling agreement provides for the right of offset and the amount of credit risk with Mutual was not material at December 31, 2004 and 2003. Mutual has an A. M. Best rating of “A-” (Excellent).

Harleysville Group has off-balance-sheet credit risk related to approximately $71.0 million of premium balances due to Mutual from agents and insureds at December 31, 2004 and 2003, respectively. Mutual bills and collects such receivables on behalf of Harleysville Group for efficiency reasons. Harleysville Group recognizes any associated bad debts, which have not been material.

Harleysville Group has attempted to reduce the potential impact of future catastrophes by achieving greater geographic distribution of risks, reducing exposure in catastrophe-prone areas and through reinsurance, including an agreement with Mutual. Effective January 1, 1997, Harleysville Group entered into a reinsurance agreement with Mutual whereby Mutual, in return for a reinsurance premium, reinsured accumulated catastrophe losses up to $14.4 million in a quarter for 2004, 2003 and 2002. This reinsurance coverage was in excess of a retention of $3.6 million in a quarter for 2004, 2003 and 2002. The agreement excludes catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplements the existing external catastrophe reinsurance program. Under this agreement, Harleysville Group ceded to Mutual premiums earned of $8.6 million, $8.4 million and $7.8 million, and losses incurred of $0.7 million, $4.2 million and $0.3 million for 2004, 2003 and 2002, respectively. The premiums for this reinsurance were established in consultation with an independent actuarial firm.

Harleysville Ltd. is a subsidiary of the Company and leases the home office to Mutual, which shares the facility with Harleysville Group. Rental income under the lease was $3.7 million, $3.6 million and $3.5 million for 2004, 2003 and 2002, respectively, and is included in other income after elimination of intercompany amounts of $2.3 million in 2004 and $2.2 million in 2003 and 2002. The lease has been renewed for a five-year term expiring December 31, 2009 and includes a formula for additional rent for any additions, improvements or renovations. Mutual is responsible for the building operating expenses including maintenance and repairs. The pricing of the lease was based upon an appraisal obtained from an independent real estate appraiser.

Harleysville Group provides certain management services to Mutual and other affiliates. Harleysville Group received a fee of $6.8 million, $7.2 million and $6.8 million in 2004, 2003 and 2002, respectively, for its services under these management agreements. Under related agreements, Harleysville Group serves as the paymaster for Harleysville companies, with each company being charged for its proportionate share of salary and employee benefits expense based upon time allocation. The level of fees has been approved by each state insurance department having jurisdiction.

Intercompany balances are created primarily from the pooling arrangement (settled quarterly), allocation of common expenses, collection of premium balances and payment of claims (settled monthly). No interest is charged or received on intercompany balances due to the timely settlement terms and nature of the items.

Harleysville Group borrowed $18.5 million from Mutual in connection with the acquisition of Mid-America and HIC New York in 1991. It was a demand loan with a stated maturity in March 1998. In February 2005, the maturity was extended to March 2012 and the interest rate became LIBOR plus 0.45%, which was a commercially reasonable market rate in 2005. Interest expense on this loan was $0.4 million, $0.3 million and $0.5 million in 2004, 2003, and 2002, respectively.

Harleysville Group has no material relationships with current or former members of management other than compensatory plans and arrangements disclosed or described in the Company’s public filings.

2004 Compared to 2003

Premiums earned increased $14.3 million, or 1.7% for the year ended December 31, 2004. The increase was primarily due to an increase in premiums earned for commercial lines of $35.5 million, or 5.6%, partially offset by a decrease of $21.2 million, or 10.9%, in personal lines premiums earned. The increase in premiums earned for commercial lines primarily was due to higher rates partially offset by fewer policy counts. The decline in policy counts was primarily in the workers compensation line of business. The decrease in premiums earned for personal lines primarily was due to fewer policy counts. The reduction in personal lines volume was driven primarily by a reduction in personal automobile business from the continued implementation of more stringent underwriting processes.

Investment income increased $0.6 million for the year ended December 31, 2004, resulting from an increase in invested assets, partially offset by a lower yield on the fixed maturity investment portfolio.

Realized investment gains (losses) improved $13.6 million for the year ended December 31, 2004, primarily resulting from gains on the sale of equity securities.

There were impairment charges of $0.3 million and $0.5 million for the years ended December 31, 2004 and 2003, respectively. Harleysville Group had gross realized losses of $2.0 million in 2004 which were from the sales of securities which had not declined by more than 20% below their cost for more than six months at the time of their sale.

Harleysville Group holds securities with unrealized losses at December 31, 2004 as follows:

	Fair Value	Unrealized Loss	Length of Unrealized Loss
			Less Than 12 Months	Over 12 Months
	(in thousands)
Equity securities	$15,368	$635	$635
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$71,792	$662	$591	$71
Obligations of state and political subdivisions	76,771	1,327	808	519
Corporate securities	115,871	2,562	854	1,708
Mortgage-backed securities	23,139	130	130
Total fixed maturities	$287,573	$4,681	$2,383	$2,298

There are eight positions that comprise the unrealized loss in equity investments at December 31, 2004. All have had volatile price movements and have not been significantly below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the future.

Of the total fixed maturity securities with an unrealized loss at December 31, 2004, securities with a fair value of $207.8 million and an unrealized loss of $3.5 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $79.8 million and an unrealized loss of $1.2 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to the impact of higher market interest rates rather than a decline in credit quality. There are $55.9 million in fixed maturity securities, at fair value, that at December 31, 2004, had been below amortized cost for over twelve months. Of the $2.3 million of unrealized losses on such securities, $0.7 million relates to securities which carry A or higher debt ratings and have declined in fair value roughly in line with market interest rate changes. The remaining $1.6 million of unrealized losses are comprised of airline enhanced equipment trust certificates (EETC) as follows:

	Cost	Fair Value	Maturity Dates
	(in thousands)
American Airlines	$14,367	$13,603	2011
United Airlines	6,947	6,139	2010-2012
	$21,314	$19,742

After the events of September 11, 2001, air travel and the value of these airlines’ EETC securities declined. The EETCs are all “A tranche” holdings, which means they are in a senior credit position to the underlying airplane collateral value as compared to B and C tranche holders. At the time of issuance, the collateral was appraised at approximately twice the value of the A tranche EETCs. Recent estimates indicate that in a distressed sale scenario, the value of the collateral would be approximately the same as the EETCs’ cost. The American Airline EETC’s currently carry an investment grade debt rating and the market value of both issues has improved over the past year. Harleysville Group is participating in certain EETC creditor committees and is monitoring developments. It is possible that these EETCs may be written down in the income statement in the future, depending upon developments involving both the issuers and world events which impact the level of air travel.

Income (loss) before income taxes increased $145.1 million for the year ended December 31, 2004 compared to the same prior year period. The increase was primarily due to a lesser underwriting loss and greater realized investment gains.

The lesser underwriting loss was primarily due to lesser loss frequency, a decrease in the provision for insured events in prior years and lower catastrophe losses. The 2004 provision for insured events in prior years was $12.5 million of net adverse development compared to $119.1 million of net adverse development in 2003.

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group’s statutory combined ratio decreased to 105.9% for the year ended December 31, 2004, from 123.2% for the year ended December 31, 2003. Such decrease was due to improved underwriting results in both commercial lines and personal lines, primarily resulting from the lower loss development and lower catastrophe losses.

The statutory combined ratios by line of business for the year ended December 31, 2004, as compared to the year ended December 31, 2003, were as follows:

	For the Year Ended December 31,
	2004	2003
Commercial:
Automobile	104.4%	112.1%
Workers compensation	122.6%	178.2%
Commercial multi-peril	105.5%	118.3%
Other commercial	95.5%	87.9%
Total commercial	106.7%	123.6%
Personal:
Automobile	113.9%	124.6%
Homeowners	87.5%	114.6%
Other personal	87.7%	137.0%
Total personal	102.8%	121.8%
Total personal and commercial	105.9%	123.2%

Statutory pension expense totaled $6.7 million in 2004 and $18.2 million in 2003, and added 0.8 points and 2.2 points to the combined ratios for 2004 and 2003, respectively. However, GAAP pension expense totaled $6.2 million in 2004 and $4.7 million in 2003 and thus had a lesser impact on GAAP earnings comparisons.

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	December 31,
	2004	2003
	(in thousands)
Commercial:
Automobile	$249,044	$228,356
Workers compensation	298,994	294,750
Commercial multi-peril	371,247	320,607
Other commercial	70,535	59,042
Total commercial	989,820	902,755
Personal:
Automobile	103,050	117,034
Homeowners	37,026	41,264
Other personal	1,713	1,607
Total personal	141,789	159,905
Total personal and commercial	1,131,609	1,062,660
Plus reinsurance recoverables	186,126	157,317
Total liability	$1,317,735	$1,219,977

The commercial lines statutory combined ratio decreased to 106.7% for the year ended December 31, 2004 from 123.6% for the year ended December 31, 2003. The decrease is primarily due to the lesser adverse development in the provision for insured events in prior years, lesser loss frequency and lesser catastrophe losses.

The net $12.5 million of 2004 adverse development in the provision for insured events in prior years was primarily in the following lines: commercial multi-peril ($7.1 million), commercial automobile ($8.4 million), and other commercial liability lines ($3.9 million), partially offset by favorable development in workers compensation ($3.0 million) and homeowners ($4.3 million). The adverse development reflects loss severity that was higher than expected and was primarily from accident years 1998 to 2001, partially offset by favorable development in the 2003 accident year.

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

Harleysville Group had publicly noted adverse loss trends in its workers compensation line for several quarters during 2002 and 2003. These trends are consistent with the experience of other companies writing this coverage, many of which have, during this time, made substantial additions to their reserves for insured events in prior years in this line of insurance. The change in loss development patterns in 2003 was influenced by a number of factors. A reorganization of Harleysville Group’s claims operations resulted in more proactive claims management which, in turn, provided more contemporaneous loss estimates. In addition, weak economic conditions have hampered the ability to return injured workers to employment thus extending the estimated length of disabilities and medical loss cost trends have increased. The favorable development in workers compensation in 2004 reflects a moderation in severity.

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group’s pooling share of the total pooled amounts:

	For the Year Ended December 31,
	2004	2003
	(dollars in thousands)
Number of claims pending, beginning of period	8,005	8,900
Number of claims reported	10,632	12,952
Number of claims settled or dismissed	(11,805)	(13,847)
Number of claims pending, end of period	6,832	8,005
Losses paid	$73,548	$82,003
Loss settlement expenses paid	$15,831	$16,465

Workers compensation losses primarily consist of indemnity and medical costs for injured workers. The reduction in claim counts reflects the impact of a reduction in workers compensation exposure as policy counts have declined.

The 2003 adverse development in commercial and personal automobile primarily was due to higher loss severity trends that became evident in the third and fourth quarters when case reserve increases were recognized. The higher loss severity trends continued in 2004 for commercial automobile. The case reserve increases for commercial automobile included the impact of adverse litigation trends. Harleysville Group had previously publicly noted an increase in litigation on bodily injury cases and a slowing of the rate of settlement. The combination of all of these factors resulted in the increased estimate of ultimate losses.

The 2003 adverse development in commercial multi-peril primarily was due to higher loss severity trends that became evident in the third and fourth quarters when case reserve increases were recognized. Like commercial auto, the trend continued in 2004 as increased litigation and a slow rate of settlement resulted in the increased estimate of ultimate losses. While Harleysville Group had not incurred material construction defect liability losses prior to 2003, it increased its provision for insured events of prior years by an additional $3.6 million for estimated losses on construction defect liability claims because of increased case activity in the third and fourth quarters of 2003.

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

A statistically determined range of estimates of the ultimate unpaid losses and loss settlement expenses incurred for commercial lines is $834.6 million to $1,097.2 million and for personal lines is $120.2 million to $151.4 million. The range of estimates around the actuarial best estimates is statistically determined in order to provide information regarding the variability of the actuarial best estimates. The ranges were determined using both paid and incurred loss development data with a 1,000 trial simulation run against each set of data. Development factors within each 12-month development period were assumed to be normally distributed with the means equal to the estimated age-to-age factors, and the standard deviations equal to the actual standard deviations of the data used. The resulting ranges produced by the simulation were then used to create a reasonable representation of a 90% confidence interval using the 5% point as the low end of the range and the 95% point as the high end of the range.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. The aforementioned reorganization of the claims operation has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and give rise to uncertainty as to the pattern of future loss settlements. Litigation on bodily injury liability cases is higher for the past three years relative to prior years while the rate of settlement is slower. The slowing rate of settlement began to stabilize in 2004. These changed patterns give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury liability claims. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at December 31, 2004. For every 1% change in the estimate, the effect on pre-tax income would be $11.3 million.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not incurred significant losses from such claims.

The personal lines statutory combined ratio decreased to 102.8% for the year ended December 31, 2004 from 121.8% for the year ended December 31, 2003. In addition to the aforementioned effects of favorable development, the remaining decrease primarily was due to lesser catastrophe losses which affected the homeowners line.

Net catastrophe losses decreased $10.4 million and losses ceded under the aggregate catastrophe reinsurance agreement with Mutual decreased $3.5 million for the year ended December 31, 2004. The decrease was due to less severe catastrophes in 2004.

Effective for one year from July 1, 2004, the Company’s subsidiaries and Mutual and its wholly-owned subsidiaries renewed its catastrophe reinsurance which provides coverage ranging from 85.0% to 95.0% of up to $155 million in excess of a retention of $30 million for any given catastrophe excluding terrorism for commercial lines. Harleysville Group’s 2004 pooling share of this coverage would range from 85.0% to 95.0% of up to $111.6 million in excess of a retention of $21.6 million for any given catastrophe. Pursuant to the terms of the treaty, the maximum recovery would be $142.2 million for any catastrophe involving an insured loss equal to or greater than $185 million. Harleysville Group’s 2004 pooling share of this maximum recovery would be $102.4 million for any catastrophe involving an insured loss of $133.2 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Harleysville Group and Mutual have purchased property per risk excess of loss reinsurance which covers certain terrorism losses and provides for recovery of up to $8.5 million in excess of $1.5 million of terrorism losses for any one risk under certain circumstances. The maximum recovery by Harleysville Group on a terrorism loss occurrence is $8.6 million.

Other expenses increased $1.1 million for the year ended December 31, 2004 primarily due to the write-off of capitalized costs for a software project that will not be utilized.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued.  The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. The impact of adopting SFAS No. 123(R) on net income and earnings per share is not currently expected to be materially different from the pro forma amounts disclosed in Note 1 of the Notes to Consolidated Financial Statements, which includes all share-based payment transactions through December 31, 2004. The impact that any future share-based payment transactions will have on our financial position or results of operations is not yet known.

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

Net cash provided by operating activities was $115.7 million and $134.6 million for 2004 and 2003, respectively. The decrease in net cash provided by operating activities primarily consists of a decrease in cash provided by underwriting activities.

Net cash used by investing activities was $112.7 million and $127.3 million for 2004 and 2003, respectively. The change is primarily due to decreased net purchases of investments due to the decrease in cash provided by operating activities.

Financing activities used net cash of $16.1 million in 2004 and provided net cash of $3.2 million in 2003. The change was primarily due to a decline in the net issuance of debt and an increase in dividends paid, partially offset by a decline in the purchase of treasury stock.

Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At December 31, 2004, Harleysville Group held cash collateral of $139.5 million related to securities on loan with a market value of $136.0 million. Harleysville Group’s policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, “A” rated corporate obligations, “AAA” rated asset-backed securities or GICs and Funding Agreements from issuers rated “A” or better.

The Company had $23.2 million of cash and marketable securities at December 31, 2004, which are available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock.  Harleysville Group Inc. has adopted a stock repurchase plan under which it may, from time to time, repurchase up to 500,000 shares of Harleysville Group Inc. common stock. Mutual had authorized purchases of the common shares of Harleysville Group Inc. in an equal amount. At March 1, 2005, the authorization had expired and the Company had repurchased 397,909 of the shares authorized to be repurchased. Harleysville Group has no material commitments for capital expenditures as of December 31, 2004.

As a holding company, the Company’s principal source of cash for the payment of dividends is dividends from its subsidiaries. The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends.

Applying the current regulatory restrictions as of December 31, 2004, $51.0 million would be available for distribution to the Company by its subsidiaries in 2005 without prior regulatory approval. See the Business-Regulation section of this Form 10-K, which includes a reconciliation of net income and shareholders’ equity as determined under statutory accounting practices to net income and shareholders’ equity as determined in accordance with accounting principles generally accepted in the United States of America. Also, see Note 8 of the Notes to Consolidated Financial Statements.

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

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2004 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company’s nine insurance subsidiaries at December 31, 2004 ranged from 498% to 609%.

Harleysville Group had off-balance-sheet credit risk related to $71.0 million of premium balances due to Mutual from agents and insureds at December 31, 2004.

The following summarizes Harleysville Group’s contractual obligations at December 31, 2004.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual obligations:
Debt	$119,625	$19,065	$560		$100,000
Net liability for unpaid losses and loss settlement expenses	$1,131,609	$373,431	$407,379	$192,374	$158,425

The table above does not include capital lease obligations, operating lease obligations or purchase obligations as they are either not applicable or not material. The timing of the amounts for the net liability for unpaid losses and loss settlement expenses are an estimate based on historical experience and expectations of future payment patterns. However, the timing of these payments may vary significantly from the amounts stated above.

Property and casualty insurance premiums are established before the amount of losses and loss settlement expenses, or the extent to which inflation may affect such expenses, are known. Consequently, Harleysville Group attempts, in establishing rates, to anticipate the potential impact of inflation. In the past, inflation has contributed to increased losses and loss settlement expenses.

Risk Factors

You should consider carefully the following risks, as well as the other information contained in this 2004 Report on Form 10-K. If any of the following events described in the risk factors below actually occur, our business, financial condition and results of operations could be adversely affected. You should refer to the other information set forth in this 2004 Report on Form 10-K including our consolidated financial statements and the related notes.

Risks Related to the Property and Casualty Insurance Industry Generally

If our estimated liability for losses and loss settlement expenses is incorrect, our reserves may not be adequate to cover our ultimate liability for losses and loss settlement expenses and may have to be increased.

We are required to maintain loss reserves for our estimated liability for losses and loss settlement expenses associated with reported and unreported claims for each accounting period. We regularly review our reserving techniques and our overall amount of reserves and, based on our estimated liability, raise or lower the levels of our reserves accordingly. If our estimates are incorrect and our reserves are inadequate, we are obligated to increase our reserves. An increase in reserves results in an increase in losses and a reduction in our net income for the period in which the deficiency in reserves is identified. Accordingly, an increase in reserves could have a material adverse effect on our results of operations, liquidity and financial condition. For every 1% change in our reserve, our pre-tax income is affected by approximately $11.3 million. Our reserve amounts are estimated based on what we expect our ultimate liability for losses and loss settlement expenses to be. These estimates are based on facts and circumstances of which we are aware, predictions of future events, trends in claims severity and frequency and other subjective factors. Although we use a number of methods to project our ultimate liability, there is no method that can always exactly predict our ultimate liability for losses and loss settlement expenses.

In addition to reviewing our reserving techniques, as part of our reserving process we also consider:

•

information regarding each claim for losses;

•

our loss history and the industry’s loss history;

•

legislative enactments, judicial decisions and legal developments regarding damages;

•

changes in political attitudes; and

•

trends in general economic conditions, including inflation.

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

Our insurance subsidiaries have experienced, and are expected in the future to experience, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on the operating results and financial condition of our insurance subsidiaries, thereby limiting the ability of our insurance subsidiaries to pay dividends to us. In the last 6 years, the largest catastrophe to affect our results of operations was Hurricane Floyd in the third quarter of 1999, which resulted in $15.1 million of losses.

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

Our insurance subsidiaries seek to reduce the impact on our business of a catastrophe through geographic diversification and through the purchase of reinsurance covering various categories of catastrophes, which generally excludes terrorism. Nevertheless, reinsurance may prove inadequate if:

•

a major catastrophic loss exceeds the reinsurance limit, or

•

an insurance subsidiary pays a number of smaller catastrophic loss claims that, individually, fall below the subsidiary’s retention level.

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

•

natural and man-made disasters;

•

fluctuations in interest rates and other changes in the investment environment that affect returns on our investments;

•

inflationary pressures that affect the size of losses; and

•

legislative and regulatory changes and judicial decisions that affect insurers’ liabilities.

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

The threat of terrorism, both within the United States and abroad, and military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, as well as loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause losses from insurance claims related to the property and casualty insurance operations of Harleysville Group, as well as a decrease in our stockholders’ equity, net income and/or revenue. The effects of changes related to Harleysville Group may result in a decrease in our stock price. The Terrorism Risk Insurance Act of 2002 requires that some coverage for terrorist loss be offered by primary property insurers and provides Federal assistance for recovery of claims through 2005. In addition, some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures.

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

We are subject to the application of GAAP, which is periodically revised and/or expanded. As such, we are periodically required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future changes required to be adopted could change the current accounting treatment that we apply and such changes could result in material adverse impacts on our results of operations and financial condition.

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

Although other agencies cover the property and casualty industry, we believe our ability to write business is most influenced by our rating from A. M. Best. According to A. M. Best, its ratings are designed to assess an insurer’s financial strength and ability to meet ongoing obligations to policyholders. Currently, our rating from A. M. Best is “A-”, the 4th of A. M. Best’s 15 ratings. A rating below “A-” from A. M. Best could materially adversely affect the business we write. We believe that our financial strength rating from Moody’s (which is A3, the 7th of Moody’s 21 ratings), although important, has less of an impact on our business. An unfavorable change in our Moody’s financial strength rating, however, could make it more expensive for us to access capital markets. We cannot be sure that we will maintain our current A. M. Best or Moody’s ratings. Although Standard & Poor’s rates our debt securities at BBB-/Negative (the 10th of Standard & Poor’s 23 ratings), Standard & Poor’s does not currently rate our financial strength and ability to meet ongoing obligations.

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

The property and casualty insurance industry is highly competitive on the basis of product, price and service. If our competitors offer products with more coverage, or price their products more aggressively, our ability to grow or renew our business may be adversely impacted. There are more than 250 groups writing property and casualty insurance in the United States, and we are approximately 60th in size. Our most significant competitors vary significantly in our different lines of business and in the geographic markets in which we compete. The internet also could emerge as a significant source of new competition, both from existing competitors using their brand name and resources to write business through this distribution channel and from new competitors.

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

•

the enactment of the Gramm-Leach-Bliley Act of 1999, which could result in increased competition from new entrants to the insurance market, including banks and other financial service companies;

•

programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative market types of coverage; and

•

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

Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Our insurance subsidiaries paid $26.6 million of dividends to us in 2004, none in 2003, and $12.0 million in 2002. Of the dividends paid in 2004, $11.6 million were declared by our insurance subsidiaries in 2002.  Applying the current regulatory restrictions as of December 31, 2004, $51.0 million would be available for distribution to us without prior approval during 2005. We anticipate no objections to the payment of the dividends described in the preceding sentence.

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

In addition, many state insurance laws require prior notification to the state insurance department of a change of control of a non-domiciliary insurance company licensed to transact insurance in that state. Although these pre-notification statutes do not authorize the state insurance departments to disapprove the change of control, they authorize regulatory action – including a possible revocation of our authority to do business – in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change of control of us may require prior notification in the states that have pre-acquisition notification laws.

As of December 31, 2004, the Mutual Company owned approximately 56% of our outstanding common stock. The Mutual Company’s stock ownership and ability, by reason of such ownership, to elect our board of directors, provides it with significant influence over potential change of control transactions.

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

Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates are as follows:

	December 31, 2004
	Principal Cash Flows	Weighted-Average Interest Rate
	(dollars in thousands)
Fixed maturities and short-term investments:
2005	$271,531	4.24%
2006	219,039	5.42%
2007	201,402	5.30%
2008	195,354	5.28%
2009	194,517	4.98%
Thereafter	665,724	5.29%
Total	$1,747,567
Fair value	$1,834,746
Debt
2005	$19,065	3.18%
2006	560	2.35%
2013	100,000	5.75%
Total	$119,625
Fair value	$114,647

Actual cash flows may differ from those stated as a result of calls and prepayments.

Equity Price Risk

Harleysville Group’s portfolio of equity securities, which is carried on the balance sheet at fair value, has exposure to price risk. Price risk is defined as the potential loss in fair value resulting from an adverse change in prices. Portfolio characteristics are analyzed regularly and price risk is actively managed through a variety of techniques. The portfolio is diversified across industries, and concentrations in any one company or industry are limited by parameters established by senior management.

The combined total of realized and unrealized equity investment gains (losses) was $11.8 million, $27.4 million and $(48.7) million in 2004, 2003 and 2002, respectively. During these three years, the largest total equity investment gain and (loss) in a quarter was $14.1 million and $(29.1) million, respectively.

Item 8.   Financial Statements and Supplementary Data.

HARLEYSVILLE GROUP

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $517,434 and $463,953)	$499,487	$436,521
Available for sale, at fair value (cost $1,028,457 and $980,936)	1,067,504	1,033,855
Equity securities, at fair value (cost $110,495 and $97,189)	150,249	137,590
Short-term investments, at cost, which approximates fair value	113,822	31,411
Fixed maturity securities on loan:
Held to maturity, at amortized cost (fair value $1,966 and $3,532)	1,835	3,092
Available for sale, at fair value (amortized cost $128,183 and $202,222)	134,020	212,164
Total investments	1,966,917	1,854,633
Cash	328	13,430
Receivables:
Premiums	141,601	140,674
Reinsurance (affiliate $390 and $699)	193,209	164,841
Accrued investment income	23,236	23,086
Total receivables	358,046	328,601
Deferred policy acquisition costs	100,755	99,033
Prepaid reinsurance premiums	32,675	30,899
Property and equipment, net	20,891	23,824
Deferred income taxes	53,137	43,020
Securities lending collateral	139,486	221,454
Other assets	45,828	65,495
Total assets	$2,718,063	$2,680,389
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $187,172 and $189,891)	$1,317,735	$1,219,977
Unearned premiums (affiliate $47,038 and $52,839)	441,697	437,883
Accounts payable and accrued expenses	99,098	91,999
Securities lending obligation	139,486	221,454
Debt (affiliate $18,500 and $18,500)	119,625	120,145
Due to affiliate	12,498	16,184
Total liabilities	2,130,139	2,107,642
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 2004, 31,589,474 and 2003, 31,298,532 shares; outstanding 2004, 30,191,565 and 2003, 29,900,623 shares	31,589	31,299
Additional paid-in capital	161,689	156,997
Accumulated other comprehensive income	42,051	60,450
Retained earnings	377,282	350,844
Deferred compensation	(200)	(2,356)
Treasury stock, at cost, 1,397,909 shares	(24,487)	(24,487)
Total shareholders’ equity	587,924	572,747
Total liabilities and shareholders’ equity	$2,718,063	$2,680,389

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Premiums earned from affiliate (ceded to affiliate, $740,416, $714,215 and $672,367)	$837,665	$823,407	$764,636
Investment income, net of investment expense	87,171	86,597	86,265
Realized investment gains (losses)	12,667	(920)	(18,448)
Other income (affiliate $6,782, $7,221 and $6,808)	15,889	15,881	15,283
Total revenues	953,392	924,965	847,736
Expenses:
Losses and loss settlement expenses (ceded to affiliate, $532,203, $630,109 and $451,439)	605,660	727,875	521,617
Amortization of deferred policy acquisition costs	205,605	202,147	185,547
Other underwriting expenses	73,429	71,153	74,105
Interest expense (affiliate $395, $341 and $483)	6,344	7,625	5,698
Other expenses	6,717	5,615	4,287
Total expenses	897,755	1,014,415	791,254
Income (loss) before income taxes	55,637	(89,450)	56,482
Income taxes (benefit)	8,759	(41,821)	10,227
Net income (loss)	$46,878	$(47,629)	$46,255
Per common share:
Basic earnings (loss)	$1.56	$(1.59)	$1.56
Diluted earnings (loss)	$1.55	$(1.59)	$1.53
Cash dividends	$.68	$.67	$.63

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2004, 2003 and 2002

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Deferred Compensation		Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2001	30,444,678	$30,445	$140,065	$44,265	$391,088	$		$(15,565)	$590,298

Net income					46,255				46,255
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				9,891					9,891
Minimum pension liability adjustment				(5,070)					(5,070)
Other comprehensive income									4,821
Comprehensive income									51,076
Issuance of common stock:
Incentive plans	446,982	447	6,920						7,367
Dividend Reinvestment Plan	25,915	26	658						684
Tax benefit from stock options exercised			1,448						1,448
Cash dividends paid					(18,761)				(18,761)
Balance at December 31, 2002	30,917,575	30,918	149,091	49,086	418,582			(15,565)	632,112
Net loss					(47,629)				(47,629)
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				12,964					12,964
Minimum pension liability adjustment				(1,600)					(1,600)
Other comprehensive income									11,364
Comprehensive loss									(36,265)
Issuance of common stock:
Incentive plans	356,064	356	6,771						7,127
Dividend Reinvestment Plan	24,893	25	550						575
Tax benefit from stock options exercised			585						585
Cash dividends paid					(20,109)				(20,109)
Deferred compensation							(2,356)		(2,356)
Purchase of treasury stock, 397,909								(8,922)	(8,922)
Balance at December 31, 2003	31,298,532	$31,299	$156,997	$60,450	$350,844		$(2,356)	$(24,487)	$572,747

(Continued)

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2004, 2003 and 2002

(dollars in thousands)

(Continued)

	Common Stock			Additional Paid-in Capital		Accumulated Other Comprehensive Income		Retained Earnings	Deferred Compensation		Treasury Stock	Total
	Shares	Amount

Net income		$		$		$		$46,878	$		$	$46,878
Other comprehensive loss, net of tax:
Unrealized investment losses, net of reclassification adjustment							(12,106)					(12,106)
Minimum pension liability adjustment							(6,293)					(6,293
Other comprehensive loss												(18,399)
Comprehensive income												28,479
Issuance of common stock:
Incentive plans	262,310		262		3,990							4,252
Dividend Reinvestment Plan	28,632		28		546							574
Tax benefit from stock options exercised					156							156
Cash dividends paid								(20,440)				(20,440)
Deferred compensation										2,156		2,156
Balance at December 31, 2004	31,589,474		$31,589		$161,689		$42,051	$377,282		$(200)	$(24,487)	$587,924

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$46,878	$(47,629)	$46,255
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in receivables, unearned premiums, prepaid reinsurance and due to and from affiliate	(31,093)	(45,635)	2,867
Increase in unpaid losses and loss settlement expenses	97,758	291,642	49,279
Deferred income taxes	(210)	(23,286)	1,055
Increase in deferred policy acquisition costs	(1,722)	(4,137)	(8,820)
Amortization and depreciation	5,234	5,024	3,116
Realized investment (gains) losses	(12,667)	920	18,448
Change in other assets and other liabilities	10,016	(42,837)	(713)
Other, net	1,492	537	1,680
Net cash provided by operating activities	115,686	134,599	113,167
Cash flows from investing activities:
Held to maturity investments:
Purchases	(117,127)	(147,040)	(1,038)
Maturities	54,733	92,963	55,547
Available for sale investments:
Purchases	(135,752)	(297,788)	(260,262)
Maturities	138,556	141,956	56,950
Sales	30,600	24,120	103,322
Net (purchases) sales or maturities of short-term investments	(82,411)	58,281	(52,997)
Sale (purchase) of property and equipment, net	(1,253)	199	(2,439)
Net cash used by investing activities	(112,654)	(127,309)	(100,917)
Cash flows from financing activities:
Issuance of common stock	4,826	7,702	8,051
Issuance of debt		100,000
Repayment of debt	(520)	(75,475)	(435)
Dividends paid (to affiliate, $11,562, $11,266 and $10,464)	(20,440)	(20,109)	(18,761)
Purchase of treasury stock		(8,922)
Net cash provided (used) by financing activities	(16,134)	3,196	(11,145)
Increase (decrease) in cash	(13,102)	10,486	1,105
Cash at beginning of year	13,430	2,944	1,839
Cash at end of year	$328	$13,430	$2,944

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

Harleysville Group is approximately 56% owned by Harleysville Mutual Insurance Company (Mutual).

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

Policy Acquisition Costs

Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and agency expenses that vary with, and are primarily related to, the production of business, are deferred and amortized over the effective period of the related insurance policies in proportion to the premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. The estimation of net realizable value takes into account the premium to be earned, related investment income over the claims paying period, losses and loss settlement expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss settlement expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the acquisition costs are unrecoverable, further analyses are completed to determine if a reserve is required to provide for losses that may exceed the related unearned premiums.

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

	2004	2003	2002
	(in thousands, except per share data)
Net income (loss), as reported	$46,878	$(47,629)	$46,255
Plus: Stock-based employee compensation expense (benefit) included in reported net income (loss), net of related tax effects	429	(669)	2,631
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,898)	(2,048)	(5,212)
Pro forma net income (loss)	$44,409	$(50,346)	$43,674
Basic earnings (loss) per share:
As reported	$1.56	$(1.59)	$1.56
Pro forma	$1.48	$(1.68)	$1.47
Diluted earnings (loss) per share:
As reported	$1.55	$(1.59)	$1.53
Pro forma	$1.47	$(1.68)	$1.44

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. The impact of adopting SFAS No. 123(R) on net income and earnings per share is not currently expected to be materially different from the pro forma amounts disclosed above which includes all share-based payment transactions through December 31, 2004. The impact that any future share-based payment transactions will have on our financial position or results of operations is not yet known.

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

2 - Transactions with Affiliates

(a) Underwriting

The insurance subsidiaries participate in a reinsurance pooling agreement with Mutual whereby such subsidiaries cede to Mutual all of their insurance business and assume from Mutual an amount equal to their participation in the pooling agreement. All losses and loss settlement expenses and other underwriting expenses are prorated among the parties on the basis of participation in the pooling agreement. The agreement pertains to all insurance business written or earned on or after January 1, 1986. Harleysville Group’s participation was 72% for 2004, 2003, and 2002.

Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset, and the amount of credit risk with Mutual was not material at December 31, 2004 and 2003. Mutual has an A. M. Best rating of “A-” (Excellent).

The following amounts represent reinsurance transactions between Harleysville Group and Mutual under the pooling arrangement:

	2004	2003	2002
	(in thousands)
Ceded:
Premiums written	$739,658	$727,098	$689,597
Premiums earned	$731,819	$705,774	$664,576
Losses incurred	$531,539	$625,928	$451,105
Assumed:
Premiums written	$848,300	$851,976	$805,641
Premiums earned	$846,262	$831,848	$772,426
Losses incurred	$606,583	$736,349	$521,948
Net assumed from Mutual:
Unearned premiums	$47,038	$52,839	$54,035
Unpaid losses and loss settlement expenses	$187,172	$189,891	$166,188

Harleysville Group and Mutual are parties to a reinsurance agreement whereby Mutual, in return for a reinsurance premium, reinsured accumulated catastrophe losses in a quarter up to $14,400,000 for 2004, 2003 and 2002. This reinsurance coverage was in excess of a retention of $3,600,000 for 2004, 2003 and 2002. The agreement excludes catastrophe losses resulting from earthquakes, terrorism or hurricanes and supplements the existing external catastrophe reinsurance program. Under this agreement, Harleysville Group ceded to Mutual premiums earned of $8,597,000, $8,441,000 and $7,791,000, and losses incurred of $664,000, $4,181,000 and $334,000 for 2004, 2003 and 2002, respectively.

(b) Property

Harleysville Ltd. leases the home office to Mutual, which shares the facility with Harleysville Group. Rental income under the lease was $3,697,000, $3,606,000 and $3,531,000 for 2004, 2003 and 2002, respectively, and is included in other income after elimination of intercompany amounts of $2,262,000, $2,207,000 and $2,161,000 in 2004, 2003 and 2002, respectively.

(c) Management Agreements

Harleysville Group Inc. received $6,782,000, $7,221,000 and $6,808,000 of management fee income in 2004, 2003 and 2002, respectively, under agreements whereby Harleysville Group Inc. provides management services to Mutual and other affiliates. Such amounts are included in other income.

(d) Intercompany Balances

Intercompany balances are created primarily from the pooling arrangement (settled quarterly), allocation of common expenses, collection of premium balances and payment of claims (settled monthly). No interest is charged or received on intercompany balances due to the timely settlement terms and nature of the items. Interest expense on the loan from Mutual described in Note 7 was $395,000, $341,000 and $483,000 in 2004, 2003 and 2002, respectively.

Harleysville Group has off-balance-sheet credit risk related to approximately $71,000,000 of premium balances due to Mutual from agents and insureds at December 31, 2004 and 2003, respectively.

3 - Investments

The amortized cost and estimated fair value of investments, including amounts on loan under the securities lending agreement, in fixed maturity and equity securities are as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$15,156	$73	$(119)	$15,110
Obligations of states and political subdivisions	274,194	10,820	(524)	284,490
Corporate securities	211,972	8,377	(549)	219,800
Total held to maturity	501,322	19,270	(1,192)	519,400
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	146,282	3,534	(543)	149,273
Obligations of states and political subdivisions	550,084	23,149	(803)	572,430
Corporate securities	314,644	17,236	(2,013)	329,867
Mortgage-backed securities	145,630	4,454	(130)	149,954
Total available for sale	1,156,640	48,373	(3,489)	1,201,524
Total fixed maturities	$1,657,962	$67,643	$(4,681)	$1,720,924
Total equity securities	$110,495	$40,389	$(635)	$150,249

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
	(in thousands)
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,687	$193	$		$24,880
Obligations of states and political subdivisions	265,375	15,656		(71)	280,960
Corporate securities	149,551	12,096		(2)	161,645
Total held to maturity	439,613	27,945		(73)	467,485
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	144,203	5,421		(754)	148,870
Obligations of states and political subdivisions	555,483	32,454		(625)	587,312
Corporate securities	298,127	23,186		(2,843)	318,470
Mortgage-backed securities	185,345	6,458		(436)	191,367
Total available for sale	1,183,158	67,519		(4,658)	1,246,019
Total fixed maturities	$1,622,771	$95,464		$(4,731)	$1,713,504
Total equity securities	$97,189	$41,309		$(908)	$137,590

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity:
Due in one year or less	$63,815	$64,701
Due after one year through five years	219,906	228,150
Due after five years through ten years	203,379	212,011
Due after ten years	14,222	14,538
	501,322	519,400
Available for sale:
Due in one year or less	90,656	91,910
Due after one year through five years	485,389	507,780
Due after five years through ten years	351,393	362,176
Due after ten years	83,572	89,704
	1,011,010	1,051,570
Mortgage-backed securities	145,630	149,954
	1,156,640	1,201,524
Total fixed maturities	$1,657,962	$1,720,924

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2004 and 2003 amounted to $33,429,000 and $30,949,000, respectively.

The estimated fair value and unrealized loss for temporarily impaired securities is as follows:

	December 31, 2004
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$68,873	$591	$2,919	$71	$71,792	$662
Obligations of states and political subdivisions	46,842	808	29,929	519	76,771	1,327
Corporate securities	92,776	854	23,095	1,708	115,871	2,562
Mortgage-backed securities	23,139	130			23,139	130
Total fixed maturities	231,630	2,383	55,943	2,298	287,573	4,681
Total equity securities	15,368	635			15,368	635
Total temporarily impaired securities	$246,998	$3,018	$55,943	$2,298	$302,941	$5,316

	December 31, 2003
	Less than 12 Months		12 Months or Longer				Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value		Unrealized Losses		Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$48,794	$754	$		$		$48,794	$754
Obligations of states and political subdivisions	42,997	696					42,997	696
Corporate securities	13,671	185		18,690		2,660	32,361	2,845
Mortgage-backed securities	27,636	436					27,636	436
Total fixed maturities	133,098	2,071		18,690		2,660	151,788	4,731
Total equity securities	7,747	522		8,386		386	16,133	908
Total temporarily impaired securities	$140,845	$2,593		$27,076		$3,046	$167,921	$5,639

Of the total fixed maturity securities with an unrealized loss at December 31, 2004, securities with a fair value of $207.8 million and an unrealized loss of $3.5 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $79.8 million and an unrealized loss of $1.2 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to the impact of higher market interest rates rather than a decline in credit quality.  There are $55.9 million in fixed maturity securities, at fair value, that at December 31, 2004, had been below amortized cost for over 12 months. Of the $2.3 million of unrealized losses on such securities, $0.7 million relates to securities which carry A or higher debt ratings and have declined in fair value roughly in line with market interest rate changes. The remaining $1.6 million of unrealized losses are comprised of airline enhanced equipment trust certificates (EETC) as follows:

	Cost	Fair Value	Maturity Dates
	(in thousands)
American Airlines	$14,367	$13,603	2011
United Airlines	6,947	6,139	2010-2012
	$21,314	$19,742

After the events of September 11, 2001, air travel and the value of these airlines’ EETC securities declined. The EETCs are all “A tranche” holdings, which means they are in a senior credit position to the underlying airplane collateral value as compared to B and C tranche holders. At the time of issuance, the collateral was appraised at approximately twice the value of the A tranche EETCs. Recent estimates indicate that in a distressed sale scenario, the value of the collateral would be approximately the same as the EETCs’ cost. At December 31, 2004, the American Airlines EETCs carry an investment grade debt rating and the market value of both issues has improved over the past year. Harleysville Group is participating in certain EETC creditor committees and is monitoring developments. It is possible that these EETCs may be written down in the income statement in the future, depending upon developments involving both the issuers and world events which impact the level of air travel.

There are eight positions that comprise the unrealized loss in equity investments at December 31, 2004. All have had volatile price movements and have not been significantly below cost for significant continuous amounts of time.

A summary of net investment income is as follows:

	2004	2003	2002
	(in thousands)

Interest on fixed maturities	$84,367	$84,172	$84,438
Dividends on equity securities	3,129	2,017	1,787
Interest on short-term investments	1,105	1,422	1,078
Total investment income	88,601	87,611	87,303
Investment expense	1,430	1,014	1,038
Net investment income	$87,171	$86,597	$86,265

Realized gross gains (losses) from investments and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

	2004	2003	2002
	(in thousands)
Fixed maturity securities:
Held to maturity:
Gross gains	$91	$683	$410
Gross losses	(50)	(57)	(226)
Available for sale:
Gross gains	162	1,138	2,944
Gross losses			(2,470)
Equity securities:
Gross gains	14,761	1,440	9,479
Gross losses	(2,297)	(4,124)	(28,585)
Net realized investment gains (losses)	$12,667	$(920)	$(18,448)
Change in difference between fair value and cost of investments(1):
Fixed maturity securities	$(27,771)	$(14,036)	$56,463
Equity securities	(647)	30,073	(29,555)
Total	$(28,418)	$16,037	$26,908

———————

(1) Parentheses indicate a net unrealized decline in fair value.

Income taxes (benefit) on realized investment gains (losses) were $4,433,000, $(322,000) and $(6,441,000) for 2004, 2003 and 2002, respectively.

Deferred income taxes applicable to net unrealized investment gains included in shareholders’ equity were $29,623,000 and $36,142,000 at December 31, 2004 and 2003, respectively.

At December 31, 2004, Harleysville Group held cash collateral of $139,486,000 related to securities on loan with a market value of $135,986,000. Harleysville Group’s policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, “A” rated corporate obligations, “AAA” rated asset-backed securities or GICs and Funding Agreements from issuers rated “A” or better.

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

	2004	2003	2002
	(in thousands)
Premiums written:
Direct	$902,238	$888,240	$842,897
Assumed	27,522	38,311	22,189
Ceded	(90,057)	(83,016)	(67,236)
Net premiums written	$839,703	$843,535	$797,850
Premiums earned:
Direct	$891,094	$867,194	$807,332
Assumed	34,852	27,751	25,215
Ceded	(88,281)	(71,538)	(67,911)
Net premiums earned	$837,665	$823,407	$764,636

Losses and loss settlement expenses are net of reinsurance recoveries of $84,960,000, $117,687,000 and $38,172,000 for 2004, 2003 and 2002, respectively.

5 - Property and Equipment

Property and equipment consisted of land and buildings with a cost of $30,607,000 and $30,310,000, and equipment, including software, with a cost of $14,433,000 and $15,262,000 at December 31, 2004 and 2003, respectively. Accumulated depreciation related to such assets was $24,149,000 and $21,748,000 at December 31, 2004 and 2003, respectively.

Rental expense under leases with non-affiliates amounted to $3,073,000, $2,960,000 and $2,469,000 for 2004, 2003 and 2002, respectively. Operating lease commitments were not material at December 31, 2004.

6 - Liability for Unpaid Losses and Loss Settlement Expenses

Activity in the liability for unpaid losses and loss settlement expenses is summarized as follows:

	2004	2003	2002
	(in thousands)
Liability at January 1	$1,219,977	$928,335	$879,056
Less reinsurance recoverables	157,317	71,153	78,195
Net liability at January 1	1,062,660	857,182	800,861
Incurred related to:
Current year	593,198	608,816	526,265
Prior years	12,462	119,059	(4,648)
Total incurred	605,660	727,875	521,617
Paid related to:
Current year	186,629	210,173	199,874
Prior years	350,082	312,224	265,422
Total paid	536,711	522,397	465,296
Net liability at December 31	1,131,609	1,062,660	857,182
Plus reinsurance recoverables	186,126	157,317	71,153
Liability at December 31	$1,317,735	$1,219,977	$928,335

Harleysville Group recognized adverse development in the provision for insured events of prior years of $12,462,000 and $119,059,000 in 2004 and 2003, respectively, primarily due to greater-than-expected claims severity in commercial lines. The adverse (favorable) development consisted of $16,368,000 and $108,322,000 in commercial lines in 2004 and 2003, respectively, and $(3,906,000) and $10,737,000 in personal lines in 2004 and 2003, respectively.

Harleysville Group recognized favorable development in the provision for insured events of prior years of $4,648,000 in 2002 primarily related to lower-than-expected claim severity in the commercial and personal lines of business.

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

7 - Debt

Debt is as follows:

	December 31,
	2004	2003
	(in thousands)
Notes, 5.75%, due 2013	$100,000	$100,000
Demand term-loan payable to Mutual, LIBOR plus 0.65%, due 2012	18,500	18,500
Economic Development Corporation (EDC) Revenue Bond obligation	1,125	1,645
Total debt	$119,625	$120,145

The fair value of the notes was $95,022,000 and $94,706,000 at December 31, 2004 and 2003, respectively, based on quoted market prices for the same or similar debt. The carrying value of the remaining debt approximates fair value.

The EDC obligation is secured by Lake States’ building. Interest is payable semiannually at a variable rate (2.35% at December 31, 2004) equal to the market interest rate that would allow the bonds to be remarketed at par value. The bonds are subject to redemption prior to maturity in 2006 at levels dependent upon the occurrence of certain events.

Interest paid was $6,174,000, $5,436,000 and $5,599,000 in 2004, 2003 and 2002, respectively.

8 - Shareholders’ Equity

Comprehensive income (loss) consisted of the following:

	2004	2003	2002
	(in thousands)
Net income (loss)	$46,878	$(47,629)	$46,255
Other comprehensive income (loss):
Unrealized investment holding gains (losses) arising during period, net of taxes (benefits) of $(2,099), $6,440 and $(1,195)	(3,899)	11,959	(2,220)
Less:
Reclassification adjustment for (gains) losses included in net income, net of (taxes) benefits of $(4,419), $541 and $6,521	(8,207)	1,005	12,111
Net unrealized investment gains (losses)	(12,106)	12,964	9,891
Minimum pension liability adjustment, net of tax benefits of $3,388, $862 and $2,730	(6,293)	(1,600)	(5,070)
Other comprehensive income (loss)	(18,399)	11,364	4,821
Comprehensive income (loss)	$28,479	$(36,265)	$51,076

A source of cash for the payment of dividends is dividends from subsidiaries. Harleysville Group Inc.’s insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to risk-based capital requirements and to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2004, $50,982,000 would be available for distribution to Harleysville Group Inc. during 2005 without prior approval.

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

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2004 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company’s nine insurance subsidiaries at December 31, 2004 ranged from 498% to 609%.

The following table contains selected information for Harleysville Group Inc.’s property and casualty insurance subsidiaries, as determined in accordance with prescribed statutory accounting practices:

	2004	2003	2002
	(in thousands)
Statutory capital and surplus	$509,301	$475,665	$509,344
Statutory unassigned surplus	$375,032	$341,396	$375,075
Statutory net income (loss)	$45,776	$(90,621)	$42,338

9  - Income Taxes

The components of income tax expense (benefit) are as follows:

	2004	2003	2002
	(in thousands)
Current	$8,969	$(18,535)	$9,172
Deferred	(210)	(23,286)	1,055
	$8,759	$(41,821)	$10,227

Cash paid (refunded) for federal income taxes in 2004, 2003 and 2002 was $(11,659,000), $(3,465,000) and $13,250,000, respectively.

Harleysville Group has a net operating loss (NOL) carryforward of $24,858,000 at December 31, 2004 which expires in 2023.

The actual income tax rate differed from the statutory federal income tax rate applicable to income (loss) before income taxes as follows:

	2004	2003	2002
Statutory federal income tax rate	35.0%	(35.0)%	35.0%
Tax-exempt income	(19.3)%	(11.7)	(16.8)
Other, net		(0.1)	(0.1)
	15.7%	(46.8)%	18.1%

The tax effects of the significant temporary differences that give rise to deferred tax liabilities and assets are as follows:

	December 31,
	2004	2003
	(in thousands)
Deferred tax liabilities:
Deferred policy acquisition costs	$35,264	$34,661
Unrealized investment gains	29,623	36,142
Other	9,844	10,005
Total deferred tax liabilities	74,731	80,808
Deferred tax assets:
Unearned premiums	28,632	28,489
Losses incurred	52,698	51,279
Pension plan	7,167	4,074
NOL carryforward	8,700	16,744
AMT credit carryforward	21,233	12,419
Other	9,438	10,823
Total deferred tax assets	127,868	123,828
Net deferred tax asset	$53,137	$43,020

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

Information regarding activity in Harleysville Group’s fixed stock option plans is presented below:

	Number of shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2001	2,239,548	$18.97
Granted—2002	495,917	27.20
Exercised—2002	(323,611)	14.98
Forfeited—2002	(291,313)	15.93
Outstanding at December 31, 2002	2,120,541	21.92
Granted—2003	406,081	23.21
Exercised—2003	(154,765)	14.83
Forfeited—2003	(113,511)	25.82
Outstanding at December 31, 2003	2,258,346	22.44
Granted—2004	541,454	19.31
Exercised—2004	(135,382)	15.15
Forfeited—2004	(128,986)	23.96
Outstanding at December 31, 2004	2,535,432	$22.09
Exercisable at:
December 31, 2002	1,455,606	$19.64
December 31, 2003	1,689,388	$21.70
December 31, 2004	1,892,156	$22.72

The following table summarizes information about fixed stock options at December 31, 2004:

	Range of Exercise Prices
	$12.50-18.89	$19.20-23.21	$24.50-27.20
Options outstanding at December 31, 2004:
Number of options	444,689	1,087,610	1,003,133
Weighted-average remaining contractual life	3.6 years	8.0 years	6.1 Years
Weighted-average exercise price	$16.08	$20.68	$26.28
Options exercisable at December 31, 2004:
Number of options	440,689	448,334	1,003,133
Weighted-average exercise price	$16.05	$21.31	$26.28

The per share weighted-average fair value of options granted during 2004, 2003 and 2002 was $5.64, $6.79 and $9.04, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 3.53%, 2.84% and 2.21%; expected volatility of 38.67%, 38.99% and 37.34%; risk-free interest rate of 3.36%, 2.55% and 4.60%; and an expected life of 6 years, 5.25 years and 5.25 years.

Other Stock Purchase and Incentive Plans

Harleysville Group Inc. is authorized to issue up to 1,650,000 shares of common stock under the terms of the 1995 Employee Stock Purchase Plan as amended in 2003. Virtually all employees are eligible to participate in the plan, under which a participant may elect to have up to 15% of base pay withheld to purchase shares. The purchase price of the stock is 85% of the lower of the beginning-of-the-subscription-period or end-of-the-subscription-period fair market value. Each subscription period runs from January 15 through July 14, or July 15 through January 14. Under the plan, Harleysville Group Inc. issued 116,294, 95,048 and 92,175 shares to employees in 2004, 2003 and 2002, respectively.

Under Harleysville Group Inc.’s 1995 Agency Stock Purchase Plan, eligible independent insurance agencies may invest up to $12,500 in shares of common stock at 90% of the fair market value at the end of each six-month subscription period. There are 1,000,000 shares of common stock available under the plan. There were 55,354, 41,984 and 43,174 shares issued under the plan for which $79,000, $76,000 and $76,000 of expense was recognized in 2004, 2003 and 2002, respectively.

The 1996 Directors’ Stock Purchase Plan provides for the issuance of up to 200,000 shares of Harleysville Group Inc. common stock to outside directors of Harleysville Group Inc. and Mutual. The purchase price of the stock is 85% of the lower of the beginning-of-the-subscription-period or end-of-the-subscription-period fair market value. In 2004, 2003 and 2002 respectively, there were 4,475, 8,038 and 9,647 shares issued under the plan for which $12,000, $30,000 and $31,000 of expense was recognized.  This plan was discontinued and the last subscription period ends January 14, 2005.

Harleysville Group has incentive bonus plans. Cash and common stock bonuses are earned on a formula basis depending upon the performance of Harleysville Group and Mutual in relation to certain targets. There are 600,000 shares of common stock available under the Long Term Incentive Plan and 165,848 of these shares were issued in 2003. Harleysville Group’s expense (benefit) for such plans was $1,694,000, $(1,999,000) and $7,291,000 for 2004, 2003 and 2002, respectively.

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

The following table sets forth the year-end status of the plan including Mutual:

	2004	2003
	(in thousands)
Change in benefit obligation
Benefit obligation at January 1	$179,442	$149,832
Service cost	7,999	6,633
Interest cost	11,182	10,029
Net actuarial loss	18,626	15,047
Benefits paid	(5,654)	(5,089)
Plan merger		2,990
Benefit obligation at December 31	$211,595	$179,442
Change in plan assets
Fair value of plan assets at January 1	$125,660	$82,463
Actual return on plan assets	7,264	16,104
Contributions	10,000	27,306
Benefits paid	(5,482)	(4,887)
Plan merger		4,674
Fair value of plan assets at December 31	$137,442	$125,660
Funded status	$(74,153)	$(53,782)
Unrecognized net actuarial loss	69,763	48,394
Unrecognized prior service cost	789	997
Unrecognized transition obligation	106	159
Accrued pension cost:
Entire plan	$(3,495)	$(4,232)
Harleysville Group portion	$(3,075)	$(4,688)
Amounts recognized in the statement of financial position consist of:
Accrued pension cost	$(23,464)	$(15,781)
Intangible asset	446	831
Accumulated other comprehensive income	19,943	10,262
Net amount recognized	$(3,075)	$(4,688)

The plan merger amounts above relate to the merger of an affiliate of Mutual into the plan. This merger had no impact on Harleysville Group’s portion of the plan.

The accumulated benefit obligation for the entire plan was $171,678,000 and $146,456,000 at December 31, 2004 and 2003, respectively.

The net periodic pension cost for the plan including Mutual consists of the following components:

	2004	2003	2002
	(dollars in thousands)
Components of net periodic pension cost:
Service cost	$7,999	$6,633	$5,632
Interest cost	11,182	10,029	9,137
Expected return on plan assets	(12,241)	(9,942)	(10,076)
Recognized net actuarial loss	2,234	50	1
Amortization of prior service cost	208	232	407
Net transition amortization	53	54	53
Net periodic pension cost:
Entire plan	$9,435	$7,056	$5,154
Harleysville Group portion	$6,240	$4,694	$3,477
Additional information:
Increase in minimum liability included in other comprehensive income—Harleysville Group portion	$9,681	$2,462	$7,800
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	6.25%	6.75%
Rate of compensation increase	4.50%	4.50%	4.50%
Weighted-average assumptions used to determine net cost for years ended December 31:
Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	9.00%	9.00%	9.50%
Rate of compensation increase	4.50%	4.50%	4.50%

Harleysville Group’s pension plan asset allocations at December 31, 2004 and 2003 are as follows:

	2004	2003
Asset Category:
Cash and cash equivalents	2%	6%
Equity securities	73%	63%
Debt securities	25%	30%
Other		1%
Total	100%	100%

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

Cash Flows

The expected 2005 contribution to the pension plan is $12,144,000 of which $8,015,000 is Harleysville Group’s expected portion.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	December 31,
	Total Plan	Harleysville Group’s Portion
2005	$5,807,000	$3,800,000
2006	6,117,000	4,000,000
2007	6,431,000	4,200,000
2008	6,938,000	4,600,000
2009	7,624,000	5,000,000
2010-2014	52,158,000	34,400,000

Harleysville Group has profit-sharing plans covering qualified employees. Harleysville Group’s expense under the plans was $1,839,000, $874,000 and $1,573,000 for 2004, 2003 and 2002, respectively.

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

Financial data by segment is as follows:

	2004	2003	2002
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$664,405	$628,935	$553,194
Personal lines	173,260	194,472	211,442
Total premiums earned	837,665	823,407	764,636
Net investment income	87,171	86,597	86,265
Realized investment gains (losses)	12,667	(920)	(18,448)
Other	15,889	15,881	15,283
Total revenues	$953,392	$924,965	$847,736
Income (loss) before income taxes:
Underwriting loss:
Commercial lines	$(49,062)	$(158,292)	$(11,473)
Personal lines	(977)	(39,442)	(13,963)
SAP underwriting loss	(50,039)	(197,734)	(25,436)
GAAP adjustments	3,010	19,966	8,803
GAAP underwriting loss	(47,029)	(177,768)	(16,633)
Net investment income	87,171	86,597	86,265
Realized investment gains (losses)	12,667	(920)	(18,448)
Other	2,828	2,641	5,298
Income (loss) before income taxes	$55,637	$(89,450)	$56,482

13 - Earnings Per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	2004	2003	2002
	(dollars in thousands, except per share data)

Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$46,878	$(47,629)	$46,255
Denominator for basic earnings (loss) per share – weighted-average shares outstanding	30,028,723	29,985,900	29,699,201
Effect of stock incentive plans	125,530		596,748
Denominator for diluted earnings (loss) per share	30,154,253	29,985,900	30,295,949
Basic earnings (loss) per share	$1.56	$(1.59)	$1.56
Diluted earnings (loss) per share	$1.55	$(1.59)	$1.53

The following options to purchase shares of common stock were not included in the computation of diluted earnings (loss) per share because the exercise price of the options was greater than the average market price:

	2004	2003	2002
	(in thousands)

Number of options	1,379	1,075	491

An additional 1,184,903 options to purchase shares of common stock were not included in the computation of diluted earnings per share for 2003 because their inclusion would have had an antidilutive effect.

14 - Quarterly Results of Operations (Unaudited)

	2004
	(in thousands, except per share data)

	First	Second	Third	Fourth	Total
Revenues	$245,642	$232,819	$238,268	$236,663	$953,392
Losses and expenses	224,432	221,967	228,599	222,757	897,755
Net income	16,493	9,728	8,880	11,777	46,878
Earnings per common share:
Basic	$.55	$.32	$.30	$.39	$1.56
Diluted	$.55	$.32	$.29	$.39	$1.55

	2003
	(in thousands, except per share data)

	First	Second	Third	Fourth	Total
Revenues	$224,363	$229,544	$234,122	$236,936	$924,965
Losses and expenses	233,238	218,014	291,713	271,450	1,014,415
Net income (loss)	(3,240)	10,068	(34,654)	(19,803)	(47,629)
Earnings (loss) per common share:
Basic	$(.11)	$.33	$(1.16)	$(.66)	$(1.59)
Diluted	$(.11)	$.33	$(1.16)	$(.66)	$(1.59)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harleysville Group Inc.:

We have audited the accompanying consolidated balance sheets of Harleysville Group Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harleysville Group Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Harleysville Group Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 11, 2005

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Harleysville Group Inc.'s Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report and they have concluded that these controls and procedures are effective.

(b)  Management's Annual Report on Internal Control over Financial Reporting

The management of Harleysville Group Inc. and its Subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the control criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that Harleysville Group's internal control over financial reporting is effective as of December 31, 2004.

The registered independent public accounting firm of KPMG LLP, as auditors of Harleysville Group's consolidated financial statements, has issued an audit report on management's assessment of Harleysville Group's internal control over financial reporting.

/s/ MICHAEL L. BROWNE

/s/ BRUCE J. MAGEE

Michael L. Browne

Bruce J. Magee

President and

Senior Vice President and

Chief Executive Officer

Chief Financial Officer

March 11, 2005

(c)   Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harleysville Group Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Harleysville Group Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Harleysville Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Harleysville Group Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Harleysville Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harleysville Group Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, PA

March 11, 2005

(d)   Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

The “Election of Directors” and “Executive Officers” sections, which provides information regarding the Company’s directors and executive officers, on pages 14 to 17 and the “Section 16 Reporting Compliance” section on page 42 of the Company’s proxy statement relating to the annual meeting of stockholders to be held April 27, 2005, are incorporated herein by reference.

Item 11.   Executive Compensation.

The information set forth on pages 33 to 40 and the “Compensation of Directors” section on page 12 of the Company’s proxy statement relating to the annual meeting of stockholders to be held April 27, 2005, are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and RelatedStockholders Matters.

The “Ownership of Common Stock” section on page 25 of the Company’s proxy statement relating to the annual meeting of stockholders to be held April 27, 2005, is incorporated herein by reference.

The information set forth in the “Securities Authorized Under Equity Compensation Plans as of December 31, 2004” section on page 24 of the Company’s proxy statement relating to the annual meeting of stockholders to be held April 27, 2005, is incorporated by reference.

The equity compensation plans approved by shareholders, other than the current Employee Stock Purchase Plan, are described on pages 12 to 14 and page 30 of the Company’s proxy statement.

Item 13.   Certain Relationships and Related Transactions.

The “Transactions with Harleysville Mutual” section on pages 41 and 42 of the Company’s proxy statement relating to the annual meeting of stockholders to be held April 27, 2005, is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

The “Audit Fees” section on pages 7 and 8 of the Company’s proxy statement related to the annual meeting of stockholders to be held April 27, 2005, is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)

(1)

The following consolidated financial statements are filed as a part of this report:

Consolidated Financial Statements

Page

Consolidated Balance Sheets as of

December 31, 2004 and 2003

 42

Consolidated Statements of Income (Loss) for

Each of the Years in the Three-year

Period Ended December 31, 2004

 43

Consolidated Statements of Shareholders’

Equity for Each of the Years in the Three-

year Period Ended December 31, 2004

 44

Consolidated Statements of Cash Flows

for Each of the Years in the Three-year

Period Ended December 31, 2004

 46

Notes to Consolidated Financial Statements

 47

Report of Independent Registered Public Accounting Firm

 67

(2)

The following consolidated financial statement schedules for the years 2004, 2003 and 2002 are submitted herewith:

Financial Statement Schedules

Schedule I.

Summary of Investments - Other

Than Investments in Related

Parties

 77

Schedule II.

Condensed Financial Information

of Parent Company

 78

Schedule III.

Supplementary Insurance

Information

 81

Schedule IV.

Reinsurance

 82

Schedule VI.

Supplemental Insurance Information

Concerning Property and Casualty

Subsidiaries

 83

Report and Consent of Independent Registered Public Accounting Firm

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

(10)(F)

Proportional Reinsurance Agreement effective as of January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company and Harleysville Insurance Company of New Jersey -incorporated herein by reference to Exhibit 10(N) to the Registrant’s Form S--1 Registration Statement No. 33-4885 declared effective May 23, 1986.

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

Exhibit

   No.

     Description of Exhibits

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

Exhibit

   No.

     Description of Exhibits

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

(10)(R)

Second amendment to lease agreement, effective January 1, 2005 between Harleysville Ltd. and Harleysville Mutual Insurance Company.

(10)(S)*

1995 Directors’ Stock Option Program of Registrant - incorporated herein by reference to Exhibit (10)(S) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

(10)(T)*

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

(10)(V)

Amendment to loan agreement, effective March 1, 2005 by and between Harleysville Group Inc. and Harleysville Mutual Insurance Company.

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

(10)(Z)*

Form of Change of Control Employment Agreements dated July 1, 1999 - incorporated herein by reference to Exhibit 10(Z) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit

   No.

     Description of Exhibits

(10)(AA)*

Harleysville Group Inc. Supplemental Retirement Plan Amended and Restated November 17, 1999 - incorporated herein by reference to Exhibit 10(AB) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(AB)*

1996 Directors’ Stock Purchase Plan of Registrant - incorporated herein by reference to Exhibit (4)(C) to the Registrant’s Form S-8 Registration Statement No. 333-03127 filed May 3, 1996.

(10)(AC)*

Directors Equity Award Program of Registrant - incorporated herein by reference to Exhibit (4)(C) to the Registrant’s Form S-8 Registration Statement No. 333-09701 filed August 7, 1996.

(10)(AD)*

Excess Stock Purchase Plan of Registrant - incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-8 Registration Statement No. 333-37212 filed May 17, 2000.

(10)(AE)*

Long Term Incentive Plan of Registrant - incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form S-8 Registration Statement No. 333-37386 filed May 19, 2000.

(21)

Subsidiaries of Registrant.

(23)

Report and Consent of Independent Registered Public Accounting Firm

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

(32.1)

Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)

Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)

Form 11-K Annual Report for the Harleysville Group Inc. Employee Stock Purchase Plan for the year ended December 31, 2004.

——————

* A management contract, compensatory plan or arrangement required to be separately identified by reason of the provision of Item 14(a)(3).

(b) The following are all reports on Form 8-K filed during the fourth quarter of 2004:

A Form 8-K dated October 15, 2004 was filed furnishing, under item 2.02 of Form 8-K, estimated losses from weather-related catastrophes during the third quarter of 2004.

A Form 8-K dated October 28, 2004 was filed furnishing, under item 2.02 of Form 8-K, financial results for the third quarter of 2004 and reporting under item 5.02 that the Chief Financial Officer stated his intention to resign in 2005 following the completion of financial reporting for 2004 and the orderly transition to his successor.

HARLEYSVILLE GROUP

SCHEDULE I - SUMMARY OF INVESTMENTS -

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2004

(in thousands)

Type of Investment	Cost	Value	Amount at Which Shown in the Balance Sheet
Fixed maturities:
United States government and government agencies and authorities	$161,438	$164,383	$164,429

States, municipalities and political subdivisions	824,278	856,920	846,624
Mortgage-backed securities	145,630	149,954	149,954
All other corporate bonds	526,616	549,667	541,839
Total fixed maturities	1,657,962	1,720,924	1,702,846
Equity securities:
Common stocks:
Banks, trust and insurance companies	23,466	30,490	30,490
Industrial, miscellaneous and all other	87,029	119,759	119,759
Total equities	110,495	150,249	150,249
Short-term investments	113,822		113,822
Total investments	$1,882,279		$1,966,917

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Short-term investments	$23,151	$9,054
Fixed maturities:
Available for sale, at fair value (cost $50 and $51)	51	54
Investments in common stock of subsidiaries (equity method)	681,041	666,751
Accrued investment income	19	14
Federal income tax recoverable		19,665
Dividends receivable from subsidiaries		11,635
Due from affiliate	862
Other assets	12,555	12,160
Total assets	$717,679	$719,333
LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$118,500	$118,500
Accounts payable and accrued expenses	10,988	11,092
Federal income tax payable	267
Due to affiliate		16,994
Total liabilities	129,755	146,586
Shareholders’ equity:
Preferred stock, $1 par value; authorized 1,000,000 shares, none issued
Common stock, $1 par value; authorized 80,000,000 shares; issued 2004, 31,589,474 and 2003, 31,298,532 shares; outstanding 2004, 30,191,565 and 2003, 29,900,623 shares	31,589	31,299
Additional paid-in capital	161,689	156,997
Accumulated other comprehensive income	42,051	60,450
Retained earnings	377,282	350,844
Deferred compensation	(200)	(2,356)
Treasury stock, at cost, 1,397,909 shares	(24,487)	(24,487)
Total shareholders’ equity	587,924	572,747
Total liabilities and shareholders’ equity	$717,679	$719,333

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Revenues	$7,046	$7,711	$7,034
Expenses:
Interest	6,322	7,596	5,649
Expenses other than interest	1,994	2,662	1,793
	(1,270)	(2,547)	(408)
Income tax benefit	(436)	(659)	(138)
Loss before equity in income (loss) of subsidiaries	(834)	(1,888)	(270)
Equity in income (loss) of subsidiaries	47,712	(45,741)	46,525
Net income (loss)	$46,878	$(47,629)	$46,255

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$46,878	$(47,629)	$46,255
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in undistributed loss (earnings) of subsidiaries	(47,712)	45,741	(46,525)
(Increase) decrease in accrued investment income	(5)	3	(1)
Increase (decrease) in accrued income taxes	19,938	(16,130)	(5,179)
Other, net	(16,056)	14,716	6,399
Net cash provided (used) by operating activities	3,043	(3,299)	949
Cash flows from investing activities:
Net purchases of short-term investments	(14,097)	(402)	(2,275)
Net cash used by investing activities	(14,097)	(402)	(2,275)
Cash flows from financing activities:
Issuance of common stock	4,826	7,702	8,051
Issuance of debt		100,000
Repayment of debt		(75,000)
Dividends from subsidiaries	26,668	30	12,036
Dividends paid	(20,440)	(20,109)	(18,761)
Purchase of treasury stock		(8,922)
Net cash provided by financing activities	11,054	3,701	1,326
Change in cash	—	—	—
Cash at beginning of year
Cash at end of year	$—	$—	$—

HARLEYSVILLE GROUP

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	Deferred Policy Acquisition Costs	Liability For Unpaid Losses and Loss Settlement Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Losses And Loss Settlement Expenses	Amortization Of Deferred Policy Acquisition Costs	Other Underwriting Expense	Premiums Written

Year ended
December 31, 2004
Commercial lines		$989,820	$323,510	$664,405		$483,568			$678,418
Personal lines		141,789	85,512	173,260		122,353			161,285
GAAP adjustments(1)		186,126	32,675			(261)
Total	$100,755	$1,317,735	$441,697	$837,665		$605,660	$205,605	$73,429	$839,703
Net investment income					$87,171

Year ended
December 31, 2003
Commercial lines		$902,755	$309,497	$628,935		$562,334			$657,537
Personal lines		159,905	97,487	194,472		169,830			185,998
GAAP adjustments(1)		157,317	30,899			(4,289)
Total	$99,033	$1,219,977	$437,883	$823,407		$727,875	$202,147	$71,153	$843,535
Net investment income					$86,597

Year ended
December 31, 2002
Commercial lines		$702,663	$280,913	$553,194		$360,339			$596,057
Personal lines		154,519	105,942	211,442		161,278			201,793
GAAP adjustments(1)		71,153	19,422
Total	$94,896	$928,335	$406,277	$764,636		$521,617	$185,547	$74,105	$797,850
Net investment income					$86,265

——————

(1)

GAAP adjustments are not determined separately for commercial and personal lines.

See Note 12 of the Notes to Consolidated Financial Statements.

HARLEYSVILLE GROUP

SCHEDULE IV - REINSURANCE

Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	Gross Amount	Ceded to		Assumed From		Net Amount	Percentage of Amount Assumed to Net
		Outside Companies	Affiliated Companies(1)	Outside Companies	Affiliated Companies(1)
Property and casualty premiums for year ended December 31,
2004	$776,651	$88,281	$731,819	$34,852	$846,262	$837,665	105.2%

2003	$741,120	$71,538	$705,774	$27,751	$831,848	$823,407	104.4%

2002	$699,482	$67,911	$664,576	$25,215	$772,426	$764,636	104.3%

——————

(1)

These columns include the effect of the intercompany pooling.

HARLEYSVILLE GROUP

SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING

PROPERTY AND CASUALTY SUBSIDIARIES

Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	Liability For Unpaid Losses and Loss Settlement Expenses	Discount, If Any, Deducted From Reserves(1)	Losses and Loss Settlement Expense (Benefits) Incurred Related To		Paid Losses And Loss Settlement Expenses
			Current Year	Prior Years

Year ended:

December 31, 2004	$1,317,735	$9,529	$593,198	$12,462	$536,711

December 31, 2003	$1,219,977	$10,814	$608,816	$119,059	$522,397

December 31, 2002	$928,335	$9,786	$526,265	$(4,648)	$465,296

——————

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

Harleysville Group Inc.

Date: March 11, 2005	By:	/s/ MICHAEL L. BROWNE
Michael L. Browne President, Chief Executive Officer and a Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. BROWNE	President, Chief Executive Officer and a Director (principal executive Officer)	March 11, 2005
Michael L. Browne

/s/ BRUCE J. MAGEE	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 11, 2005
Bruce J. Magee

/s/ WILLIAM W. SCRANTON	Chairman of the Board and a Director	March 11, 2005
William W. Scranton
/s/ LOWELL R. BECK	Director	March 11, 2005
Lowell R. Beck
/s/ W. THACHER BROWN	Director	March 11, 2005
W. Thacher Brown
/s/ G. LAWRENCE BUHL	Director	March 11, 2005
G. Lawrence Buhl
/s/ MIRIAN M. GRADDICK-WEIR	Director	March 11, 2005
Mirian M. Graddick-Weir
/s/ JOSEPH E. MCMENAMIN	Director	March 11, 2005
Joseph E. Mcmenamin
/s/ FRANK E. REED	Director	March 11, 2005
Frank E. Reed
/s/ JERRY S. ROSENBLOOM	Director	March 11, 2005
Jerry S. Rosenbloom

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

(10)(R)	Second Amendment to Lease Agreement, effective January 1, 2005 between Harleysville Ltd. and Harleysville Mutual Insurance Company.

(10)(V)	Amendment to Loan Agreement, effective March 1, 2005 by and between Harleysville Group Inc. and Harleysville Mutual Insurance Company.

(10)(Z)	Form of Change of Control Employment Agreement

(21)	Subsidiaries of Registrant.

(23)	Report and Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Form 11-K Annual Report for the Harleysville Group Inc. Employee Stock Purchase Plan for the year ended December 31, 2004.