Form 10-Q
period 2005-03-31
HARLEYSVILLE GROUP INC
filed 2005-05-04
CIK 792013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                      -----------------------------------

                                    FORM 10-Q


     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
                         SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  MARCH  31,  2005
                                    ----------------

                                         OR

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES
                               EXCHANGE  ACT  OF  1934
                          For the transition period from        to
                                                          -----    ------
                           Commission file number 0-14697
                                                  -------

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


                  355 MAPLE AVENUE, HARLEYSVILLE, PA 19438-2297
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (215) 256-5000
                                                           --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes   X     No      .
                                                     -----      -----

     Indicate  by  check mark whether the Registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Act).  Yes   X      No      .
                                              -----       -----

     At May 2, 2005 30,320,636 shares of common stock of Harleysville Group Inc. were outstanding.

                 HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                    INDEX

                                                                  Page  Number
                                                                  ------------

Part  I  -  Financial  Information

   Consolidated  Balance  Sheets  -  March  31,  2005
     and  December 31, 2004                                             3

   Consolidated  Statements  of  Income  -  For  the
     three  months  ended  March  31,  2005  and  2004                  4

   Consolidated  Statement  of  Shareholders'  Equity -
     For the three months  ended  March  31,  2005                      5

   Consolidated  Statements  of  Cash  Flows  -
     For  the three months ended March  31,  2005  and  2004            6

   Notes  to  Consolidated  Financial  Statements                       7

   Management's  Discussion  and  Analysis  of  Financial
     Condition  and  Results  of  Operations                           14

   Quantitative  and  Qualitative  Disclosure  About
      Market Risk                                                      24

   Controls  and  Procedures                                           25


Part  II  -  Other  Information                                        26

ITEM  1.  FINANCIAL  STATEMENTS

                        HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           (in thousands, except share data)








                                                               MARCH 31,        DECEMBER
                                                                 2005             2004
                                                              ----------       ----------
                                                              (Unaudited)
                     ASSETS
                     ------
Investments:
  Fixed maturities:
    Held to maturity, at amortized cost
      (fair value $501,188 and $517,434)                      $  492,260       $  499,487
    Available for sale, at fair value
      (cost $1,086,565 and $1,028,457)                         1,106,630        1,067,504
  Equity securities, at fair value
      (cost $112,034 and $110,495)                               148,975          150,249
  Short-term investments, at cost,
    which approximates fair value                                 75,347          113,822
  Fixed maturity securities on loan:
    Held to maturity, at amortized cost
      (fair value $967 and $1,966)                                   917            1,835
    Available for sale, at fair value
      (amortized cost $130,837 and $128,183)                     134,761          134,020
                                                              ----------       ----------
      Total investments                                        1,958,890        1,966,917

Cash                                                               2,893              328
Receivables:
  Premiums                                                       139,335          141,601
  Reinsurance (affiliate $372 and $390)                          182,872          193,209
  Accrued investment income                                       21,990           23,236
                                                              ----------       ----------
      Total receivables                                          344,197          358,046

Deferred policy acquisition costs                                102,271          100,755
Prepaid reinsurance premiums                                      32,331           32,675
Property and equipment, net                                       18,488           20,891
Deferred income taxes                                             62,065           53,137
Securities lending collateral                                    139,226          139,486
Other assets                                                      44,740           45,828
                                                              ----------       ----------
      Total assets                                            $2,705,101       $2,718,063
                                                              ==========       ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Liabilities:
  Unpaid losses and loss settlement expenses
    (affiliate $184,464 and $187,172)                         $1,343,517       $1,317,735
  Unearned premiums (affiliate $52,705 and $47,038)              445,088          441,697
  Accounts payable and accrued expenses                           76,481           99,098
  Securities lending obligation                                  139,226          139,486
  Debt (affiliate $18,500 and $18,500)                           119,625          119,625
  Due to affiliate                                                   277           12,498
                                                              ----------       ----------
      Total liabilities                                        2,124,214        2,130,139
                                                              ----------       ----------

Shareholders' equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued
  Common stock, $1 par value, authorized
    80,000,000 shares; issued 31,704,753
    and 31,589,474 shares; outstanding
    30,306,844 and 30,19,565 shares                               31,705           31,589
  Additional paid-in capital                                     163,608          161,689
  Accumulated other comprehensive income                          26,641           42,051
  Retained earnings                                              384,113          377,282
  Deferred compensation                                             (693)            (200)
  Treasury stock, at cost, 1,397,909 shares                      (24,487)         (24,487)
                                                              ----------       ----------
       Total shareholders' equity                                580,887          587,924
                                                              ----------       ----------
       Total liabilities and shareholders' equity             $2,705,101       $2,718,063
                                                              ==========       ==========

See accompanying notes to consolidated financial statements.

                        HARLEYSVILLE GROUP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                   (dollars in thousands, except per share data)




                                                                                       2005           2004
                                                                                     --------      --------
Revenues:
  Premiums earned from affiliate, (ceded to affiliate, $183,450 and $181,176)        $206,680      $206,948
  Investment income, net of investment expense                                         21,761        21,642
  Realized investment gains                                                                          12,488
  Other income (affiliate $1,793 and $1,775)                                            4,283         4,564
                                                                                     --------      --------
    Total revenues                                                                    232,724       245,642
                                                                                     --------      --------
Losses and expenses:
  Losses and loss settlement expenses (ceded to affiliate, $132,020 and $139,685)     147,868       151,110
  Amortization of deferred policy acquisition costs                                    50,918        50,688
  Other underwriting expenses                                                          16,355        19,638
  Interest expense (affiliate $131 and $84)                                             1,620         1,577
  Other expenses                                                                        1,507         1,419
                                                                                     --------      --------
    Total expenses                                                                    218,268       224,432
                                                                                     --------      --------

    Income before income taxes                                                         14,456        21,210

Income taxes                                                                            2,474         4,717
                                                                                     --------      --------

    Net income                                                                       $ 11,982      $ 16,493
                                                                                     --------      --------
Per common share:
  Basic earnings                                                                     $    .40      $    .55
                                                                                     ========      ========

  Diluted earnings                                                                   $    .39      $    .55
                                                                                     ========      ========

  Cash dividend                                                                      $    .17      $    .17
                                                                                     ========      ========

See accompanying notes to consolidated financial statements.

                        HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                      (UNAUDITED)
                        FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                (dollars in thousands)




                                               ACCUMULATED
                 COMMON STOCK       ADDITIONAL OTHER
              -------------------   PAID-IN    COMPREHENSIVE  RETAINED  DEFERRED      TREASURY
                SHARES    AMOUNT    CAPITAL    INCOME         EARNINGS  COMPENSATION  STOCK      TOTAL
              ----------  ------    ---------- -------------  --------  ------------  --------   --------
Balance,
 December 31,
 2004         31,589,474  $31,589   $161,689    $ 42,051      $377,282  $  (200)     $(24,487)   $587,924
                                                                                                 --------
Net income                                                      11,982                             11,982

Other compre-
 hensive income,
 net of tax:
  Unrealized
   investment
   losses, net of
   reclassification
   adjustment                                    (15,410)                                         (15,410)
                                                                                                 --------

Comprehensive
 loss                                                                                              (3,428)

Issuance of
 common stock    115,279      116      1,838                                                        1,954

Tax benefit
 from stock
 options
 exercised                                81                                                           81

Deferred
 compensation                                                              (493)                     (493)

Cash dividend
 paid                                                           (5,151)                            (5,151)
              ----------  -------   --------    -------       --------  -------       --------   --------

Balance at
 March 31,
 2005         31,704,753  $31,705   $163,608    $26,641       $384,113  $  (693)      $(24,487)  $590,887
              ==========  =======   ========    =======       ========  =======       ========   ========

See accompanying notes to consolidated financial statements.

                        HARLEYSVILLE GROUP INC AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (in thousands)




                                                                 2005             2004
                                                               ---------        ---------

Cash flows from operating activities:
  Net income                                                   $ 11,982         $ 16,493
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Change in receivables, unearned  premiums,
        prepaid reinsurance balances                             17,584           (9,820)
      Change in affiliate balance                               (12,221)         (12,857)
      Increase in unpaid losses and loss settlement expenses     25,782           31,900
      Deferred income taxes                                        (631)             804
      (Increase) decrease in deferred policy acquisition cost    (1,516)             149
      Amortization and depreciation                               1,401            1,406
      Gain on sale of investments                                                (12,488)
      Other, net                                                (12,748)          (4,393)
                                                              ---------        ---------
         Net cash provided by operating activities               29,633           11,194
                                                              ---------        ---------
Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                                                   (98,560)         (43,304)
    Sales or maturities                                          36,074           54,690
  Equity securities:
    Purchases                                                    (1,539)          (7,096)
    Sales                                                                         14,183
  Net sales (purchases) of short-term investments                38,475          (37,280)
  Sale (purchase) of property  and equipment                      1,851             (195)
                                                              ---------        ---------
         Net cash used by investing activities                  (23,699)         (19,002)
                                                              ---------        ---------
Cash flows from financing activities:
  Issuance of common stock                                        1,782            1,259
  Dividends paid (to affiliate, $2,890 and $2,890)               (5,151)          (5,099)
                                                              ---------        ---------
         Net cash used by financing activities                   (3,369)          (3,840)
                                                              ---------        ---------
Increase (decrease) in cash                                       2,565          (11,648)

  Cash at beginning of period                                       328           13,430
                                                              ---------        ---------
  Cash at end of period                                        $  2,893         $  1,782
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

     These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2004 included in the Company's 2004 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

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

Stock-Based  Compensation

     Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recognized for fixed stock option grants and an employee stock purchase plan. Compensation expense would be recorded on the date of a stock option grant only if the current market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net income and earnings per share as if the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), "Accounting for Stock-Based Compensation," had been applied for the three months ended March 31, 2005 and 2004:

                        HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                         (UNAUDITED)

                       NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                         (Continued)





                                                                 FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                  2005          2004
                                                                 -------       -------
                                                                (in thousands, except
                                                                  per share data)
Net income, as reported                                           $11,982       $16,493
Plus:
   Stock-based employee compensation expense (benefit)
     included in reported net income, net of related
     tax effects                                                     (270)           43

Less:
   Total stock-based employee compensation expense determined under fair value based method for all awards, net of
     related tax effects                                             (212)         (749)
                                                                  -------       -------
Pro forma net income                                              $11,500       $15,787
                                                                  =======       =======
Basic earnings per share:
   As reported                                                    $   .40       $   .55
   Pro forma                                                      $   .38       $   .53

Diluted earnings per share:
   As reported                                                    $   .39       $   .55
   Pro forma                                                      $   .38       $   .53


     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123(R) requires that the compensation cost related to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first fiscal year beginning after June 15, 2005. The impact of adopting SFAS No. 123(R) on net income and earnings per share is not currently expected to be materially different from the pro forma amounts disclosed above which includes all share-based payment transactions through March 31, 2005. The impact that any future share-based payment transactions will have on our financial position or results of operations is not yet known.

                        HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                         (UNAUDITED)

                       NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                         (Continued)

2  -  Earnings  Per  Share

     The  computation  of  basic  and  diluted earnings per share is as follows:



                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                2005                 2004
                                                             ----------         ------------
                                                                 (in thousands, except
                                                                   per share data)
Numerator for basic and diluted earnings per share:
  Net income                                                       $11,982            $16,493
                                                                   =======            =======
Denominator for basic earnings per share--weighted
    average shares outstanding                                  30,253,967         29,960,760

Effect of stock incentive plans                                    145,379             87,375
                                                               -----------        -----------

Denominator for diluted earnings per share                      30,399,346         30,048,135
                                                                ==========         ==========
Basic earnings per share:                                         $    .40           $    .55
                                                                  ========           ========
Diluted earnings per share:                                       $    .39           $    .55
                                                                  ========           ========



     The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:





                                  FOR THE THREE MONTHS
                                    ENDED MARCH 31,
                                    2005         2004
                                   -----        -----
                                     (in thousands)
Number of options                  1,298        1,413
                                   =====        =====


3  -  Reinsurance

     Premiums earned are net of amounts ceded of $21,909,000 and $21,578,000 for the three months ended March 31, 2005 and 2004, respectively. Losses and loss settlement expenses are net of amounts ceded of $7,674,000 and $34,154,000 for the three months ended March 31, 2005 and 2004, respectively. Such amounts do not include the reinsurance transactions with Mutual under the pooling arrangement.

     Harleysville Group has a reinsurance agreement with Mutual whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                    (UNAUDITED)

                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                    (Continued)


earthquakes, terrorism or hurricanes, and supplements the existing external catastrophe reinsurance program. Under the agreement, Harleysville Group ceded premiums earned of $2,075,000 and $1,997,000 and losses incurred of $61,000 and $1,800,000 to Mutual for the three months ended March 31, 2005 and 2004, respectively.

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


4  -  Cash  Flows

     There were no cash tax payments in the first quarter of 2005. Cash tax refunds of $3,798,000 were received in the first quarter of 2004. Cash interest payments of $3,006,000 and $2,974,000 were made in the first quarter of 2005 and 2004, respectively.

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

                        HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                         (UNAUDITED)

                       NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                         (Continued)


     Financial  data  by  segment  is  as  follows:


                                             FOR THE THREE MONTHS
                                                ENDED MARCH 31,
                                            2005             2004
                                          --------         --------
                                               (in thousands)
Revenues:
  Premiums earned:
    Commercial lines                      $167,313         $162,320
    Personal lines                          39,367           44,628
                                          --------         --------
      Total premiums earned                206,680          206,948
    Net investment income                   21,761           21,642
    Realized investment gains                                12,488
    Other                                    4,283            4,564
                                          --------         --------
Total revenues                            $232,724         $245,642
                                          ========         ========

Income before income taxes:
  Underwriting income (loss):
    Commercial lines                      $(10,238)        $ (9,648)
    Personal lines                             417           (4,860)
                                          --------         --------
      SAP underwriting loss                 (9,821)         (14,508)
      GAAP adjustments                       1,360               20
                                          --------         --------
      GAAP underwriting loss                (8,461)         (14,488)
    Net investment income                   21,761           21,642
    Realized investment gains                                12,488
    Other                                    1,156            1,568
Income before income taxes                $ 14,456         $ 21,210
                                          ========         ========


6  -  Comprehensive  Income

     Comprehensive income for the three months ended March 31, 2005 and 2004 consisted of the following (all amounts are net of taxes):

                        HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                         (UNAUDITED)

                       NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                         (Continued)


                                                             FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                             2005             2004
                                                           ---------         -------
                                                                (in thousands)
Net income                                                 $ 11,982           $16,493
Other comprehensive income (loss):
  Unrealized investment holding gains (losses)
    arising during period                                   (15,410)           10,721

Less:
  Reclassification adjustment for gains included
    in net income                                                              (8,093)
                                                           --------           -------
  Net unrealized investment gains (losses)                  (15,410)            2,628
                                                           --------           -------
  Comprehensive income (loss)                              $ (3,428)          $19,121
                                                           ========           =======



7  -  Pension

     Harleysville Group Inc. has a pension plan that covers substantially all full-time employees. The net periodic pension cost for the plan including Mutual consists of the following components:


                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                       2005             2004
                                                      ------           -------
                                                          (in thousands)
Components of net periodic pension cost:
  Service cost                                        $ 2,209           $ 1,993
  Interest cost                                         2,988             2,770
  Expected return on plan assets                       (2,790)           (3,020)
  Recognized net actuarial loss                         1,112               518
  Amortization of prior service cost                       52                52
  Net transition amortization                              13                12
                                                      -------           -------
Net periodic pension cost:
  Entire plan                                         $ 3,584           $ 2,325
                                                      =======           =======
  Harleysville Group portion                          $ 2,375           $ 1,533
                                                      =======           =======




     Harleysville Group's expected portion of the 2005 contribution to the pension plan is $8,015,000. Contributions of $1,999,000 were made in the quarter ended March 31, 2005.


8  -  Shareholders'  Equity

     Various  states  have  adopted  the  National  Association   of  Insurance
Commissioners (NAIC) risk-based capital (RBC) standards that require insurance companies to calculate and report

                        HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                   (UNAUDITED)

                       NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                         (Continued)


statutory capital and surplus needs based on a formula measuring underwriting, investment and other business risks inherent in an individual company's operations. These RBC standards have not affected the operations of
Harleysville Group since each of the Company's insurance subsidiaries has statutory capital and surplus in excess of RBC requirements.

     These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2004 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company's nine insurance subsidiaries at December 31, 2004 ranged from 498% to 609%.

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

  ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION
                           AND  RESULTS  OF  OPERATIONS

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

       - the Company's ability to maintain its A- ("excellent") rating by A.M. Best

       - the ability of the Company to maintain a reputation for efficiency and fairness in claims administration

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

            MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                           AND  RESULTS  OF  OPERATIONS
                                     (Continued)

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

       -  the  nature  and  severity  of  catastrophe  losses

       -  the  availability,  cost  and  terms  of  reinsurance

       -  underlying  settlement  costs,  including  medical  and  legal  costs

     The Company seeks to manage each of the foregoing to the extent within its control. Many of the foregoing factors are partially, or entirely, outside of the control of the Company.

Critical  Accounting  Policies  and  Estimates

     The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require Harleysville Group to make estimates and assumptions (see Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2004 included in the Company's 2004 Annual Report filed with the Securities and Exchange Commission on Form 10-K). Harleysville Group believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation. The judgments, or the methodology on which the judgments are made, are reviewed quarterly with the Audit Committee.

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

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

            MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                           AND  RESULTS  OF  OPERATIONS
                                     (Continued)

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

     Harleysville Group has written down to fair value, any equity security that has declined below cost by more than 20% and maintained such decline for six months, or by 50% or more, in the quarter in which either such decline occurred. In some cases, securities that have declined by a lesser amount or for a shorter period of time are written down if the evaluation indicates the decline is other-than-temporary. Fair value of equity securities is based on the closing market value as reported by a national stock exchange or Nasdaq. The fair value of fixed maturities is based upon data supplied by an independent pricing service. It can be difficult to determine the fair value of non-traded securities but Harleysville Group does not own a material amount of non-traded securities.

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

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

            MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                           AND  RESULTS  OF  OPERATIONS
                                     (Continued)


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

     The application of certain of these critical accounting policies to the periods ended March 31, 2005 and 2004 is discussed in greater detail below.

Results  of  Operations

     Premiums earned decreased $0.3 million during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease is primarily due to a decrease of $5.3 million in premiums earned for personal lines partially offset by an increase of $5.0 million in commercial lines premiums earned. The decline in premiums earned for personal lines was 11.8%, primarily due to fewer policy counts. The reduction in personal lines volume was driven primarily by a reduction in personal automobile business from the continued implementation of more stringent underwriting processes. The increase in premiums earned for commercial lines was 3.1%, primarily due to higher rates.

     Investment income increased $0.1 million for the three months ended March 31, 2005 primarily due to a higher level of invested assets partially offset by a lower yield on the fixed maturity investment portfolio.

     Realized investment gains decreased $12.5 million for the three months ended March 31, 2005 compared to the same prior year quarter. There were no sales of investment securities in the first quarter of 2005. The decrease primarily resulted from gains on the sale of two equity securities in the first quarter of 2004.

                   HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

            MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                           AND  RESULTS  OF  OPERATIONS
                                     (Continued)

     Harleysville Group holds securities with unrealized losses at March 31, 2005 as follows:




                                                           LENGTH OF UNREALIZED LOSS
                                                           -------------------------
                                               UNREALIZED    LESS THAN     OVER 12
                                  FAIR VALUE      LOSS       12 MONTHS     MONTHS
                                  ----------   ----------    ---------     -------
                                                     (in thousands)
Fixed maturities:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies         $137,221    $ 2,244      $2,127       $  117

Obligations of states and
  political subdivisions             169,601      3,244       2,042        1,202

Corporate securities                 228,423      6,085       3,832        2,253

Mortgage-backed securities            43,212        447         447
                                    --------    -------      ------       ------
    Total fixed maturities          $578,457    $12,020      $8,448       $3,572
                                    ========    =======      ======       ======
    Equity securities               $ 18,495    $ 2,021      $2,021       $
                                    ========    =======      ======       ======



     There are eleven positions that comprise the unrealized loss in equity investments at March 31, 2005. All have had volatile price movements and have not been significantly below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in the future.

     Of the total fixed maturity securities with an unrealized loss at March 31, 2005, securities with a fair value of $412.3 million and an unrealized loss of $8.6 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $166.2 million and an unrealized loss of $3.4 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

     The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to the impact of higher market interest rates rather than a decline in credit quality. There are $69.6 million in fixed maturity securities, at fair value, that at March 31, 2005, had been below amortized cost for over twelve months. Of the $3.6 million of unrealized losses on such securities, $1.9 million relates to securities which carry A or higher debt ratings and have declined in fair value roughly in line with market interest rate changes. The remaining $1.7 million of unrealized losses are comprised of airline enhanced equipment trust certificates (EETC) as follows:

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

            MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                           AND  RESULTS  OF  OPERATIONS
                                    (Continued)



                                         FAIR         MATURITY

                        COST             VALUE          DATES
                       --------         -------       ---------
                                   (in thousands)
American Airlines       $14,367         $13,385         2011
United Airlines           6,933           6,344         2010-2012
Other airlines            2,000           1,892         2011
                        -------         -------
                        $23,300         $21,621
                        =======         =======


     After the events of September 11, 2001, air travel and the value of these airlines' EETC securities declined. The EETCs are all "A tranche" holdings, which means they are in a senior credit position to the underlying airplane collateral value as compared to B and C tranche holders. At the time of issuance, the collateral was appraised at approximately twice the value of the A tranche EETCs. Recent estimates indicate that in a distressed sale scenario, the value of the collateral would be approximately the same as the EETCs' cost. The EETCs' market value has improved over the past year. Harleysville Group is participating in certain EETC creditor committees and is monitoring developments. It is possible that these EETCs may be written down in the income statement in the future, depending upon developments involving both the issuers and world events which impact the level of air travel.

     In the first quarter of 2005, Harleysville Group had income before income taxes of $14.5 million, compared to $21.2 million in the first quarter of 2004. The decrease in income before income taxes of $6.8 million for the three months ended March 31, 2005, as compared to the same period in 2004, was primarily due to the decreased realized investment gains, partially offset by improved underwriting results. The improved underwriting results in 2005 primarily were due to lesser loss severity, lesser catastrophe losses and lower expenses. Other underwriting expenses declined $3.3 million primarily due to a lower number of employees. Catastrophe losses were $ 1.0 million and $2.6 million for the three months ended March 31, 2005 and 2004, respectively.

     An insurance company's statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group's statutory combined ratio decreased to 104.2% for the three months ended March 31, 2005 from 107.2% for the three months ended March 31, 2004. Such decrease was due to better underwriting results in both commercial lines and personal lines.

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

            MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                           AND  RESULTS  OF  OPERATIONS
                                (Continued)


     The statutory combined ratios by line of business for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, were as follows:



                                       FOR  THE  THREE  MONTHS

                                          ENDED MARCH 31,
                                        --------------------
                                         2005          2004
                                        ------        ------
Commercial:
  Automobile                            100.1%        103.1%
  Workers compensation                  125.7%        122.9%
  Commercial multi-peril                105.2%        105.1%
  Other commercial                       84.9%         81.7%
   Total commercial                     104.3%        104.7%

Personal:
  Automobile                            106.1%        118.3%
  Homeowners                            102.9%        109.3%
  Other personal                         87.8%        147.6%
    Total personal                      103.7%        116.2%

      Total personal and commercial     104.2%        107.2%


     The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:





                                            MARCH 31,        DECEMBER 31,
                                              2005               2004
                                          ----------         ------------
                                                  (in thousands)
Commercial:
  Automobile                              $  258,322         $  249,044
  Workers compensation                       302,314            298,994
  Commercial multi-peril                     392,343            371,247
  Other commercial                            74,194             70,535
                                          ----------         ----------
    Total commercial                       1,027,173            989,820
                                          ----------         ----------

Personal:
  Automobile                                 100,836            103,050
  Homeowners                                  38,312             37,026
  Other personal                               1,754              1,713
                                          ----------         ----------
     Total personal                          140,902            141,789
                                          ----------         ----------
      Total personal and commercial        1,168,075          1,131,609

Plus reinsurance recoverables                175,442            186,126
                                          ---------          ----------

      Total liability                     $1,343,517         $1,317,735
                                          ==========         ==========

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

            MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                           AND  RESULTS  OF  OPERATIONS
                                 (Continued)

     The commercial lines statutory combined ratio decreased to 104.3% for the three months ended March 31, 2005 from 104.7% for the three months ended March 31, 2004. The decrease is primarily due to a decrease in the combined ratio for commercial automobile primarily due to lower loss severity.

     There was $6.0 million of net favorable development in the provision for insured events in prior years for the three months ended March 31, 2005 of which $3.7 million was in commercial lines and $2.3 million was in personal lines. Approximately half of the favorable development related to the liability for loss adjusting expenses. The remaining favorable development primarily related to the 2004 accident year in the property lines partially offset by adverse development in prior accident years.

     There was $0.6 million of net favorable development in the provision for insured events in prior years for the three months ended March 31, 2004. This was net of $3.1 million of adverse development in commercial automobile which was more than offset by favorable development in other lines.

     The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group's pooling share of the total pooled amounts:





                                         FOR THE THREE MONTHS     FOR THE YEAR ENDED
                                         ENDED MARCH 31, 2005      DECEMBER 31, 2004
                                                      (dollars in thousands)
                                         --------------------     ------------------
Number of claims pending,
   beginning of period                           6,832                  8,005
Number of claims reported                        2,213                 10,632
Number of claims settled or dismissed           (2,354)               (11,805)
Number of claims pending, end of period          6,691                  6,832
                                               =======               ========
Losses paid                                    $16,470               $ 73,548
Loss settlement expenses paid                  $ 3,738               $ 15,831


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

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

            MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                           AND  RESULTS  OF  OPERATIONS
                               (Continued)

     Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. Reorganization of the claims operation in recent years has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements. Litigation on bodily injury liability cases is higher for the past three years while the rate of settlement is slower. The slowing rate of settlement began to stabilize in 2004. These changed patterns give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury liability claims. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at March 31, 2005. For every 1% change in the estimate, the effect on pre-tax income would be $11.7 million.

     The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

     The personal lines statutory combined ratio decreased to 103.7% for the three months ended March 31, 2005 from 116.2% for the three months ended March 31, 2004. The decrease primarily was due to lesser catastrophe losses which affected the homeowners line, and lower loss severity in personal automobile.

     Net catastrophe losses decreased $1.6 million and losses ceded under the aggregate catastrophe reinsurance agreement with Mutual decreased $1.7 million for the three months ended March 31, 2005, due to less severe catastrophes in the 2005 period.

     The income tax expense for each of the three month periods ended March 31, 2005 and 2004 includes a tax benefit of $2.6 million and $2.7 million, respectively, related to tax-exempt investment income.

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

            MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                           AND  RESULTS  OF  OPERATIONS
                                 (Continued)

Liquidity  and  Capital  Resources

     Operating activities provided $29.6 million and $11.2 million of net cash for the three months ended March 31, 2005 and 2004, respectively. The change primarily is from an increase in net cash provided by underwriting activities.

     Investing activities used $23.7 million and $19.0 million of net cash for the three months ended March 31, 2005 and 2004, respectively. The increase is primarily due to an increase in net purchases of fixed maturity investments, partially offset by a decrease in the purchase of short-term investments.

     Financing activities used $3.4 million and $3.8 million of net cash for the three months ended March 31, 2005 and 2004, respectively. The change is primarily due to an increase in the issuance of common stock.

     Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At March 31, 2005, Harleysville Group held cash collateral of $139.2 million related to securities on loan with a market value of $135.7 million. Harleysville Group's policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, A-rated corporate obligations, AAA-rated asset-backed securities or GIC's and Funding Agreements from issuers rated A or better. The securities on loan to others have been segregated from the other invested assets on the balance sheet. In addition, the assets and liabilities have been grossed up to reflect the collateral held under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

     Harleysville Group Inc. had $17.5 million of cash and marketable securities at March 31, 2005 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. The Company has no material commitments for capital expenditures as of March 31, 2005.


     RISK  FACTORS

     The business, results of operations and financial condition, and therefore the value of Harleysville Group's securities, are subject to a number of risks. Some of those risks are set forth in the Company's annual report on Form 10-K for fiscal year 2004, filed with the Securities and Exchange Commission on March 14, 2005.

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

     Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2004 to March 31, 2005. In addition, the Company has maintained approximately the same investment mix during this period.

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

     ITEM  4.          CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2005, which is the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the chief executiv officer and chief financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)  Change  in  internal  control  over  financial  reporting.   There  was  no
     change in the Company's internal control over financial reporting that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                                  HARLEYSVILLE  GROUP  INC.


Date:  May  4,  2005                      By:   /s/  ARTHUR  E.  CHANDLER
       -------------                           ------------------------------
                                               Arthur  E.  Chandler
                                               Senior  Vice  President  and
                                               Chief  Financial  Officer
                                              (principal  financial  officer)

     EXHIBIT  (31.1)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:       May  4,  2005            /s/  MICHAEL  L.  BROWNE
          -----------------       -------------------------------------------
                                  Michael  L.  Browne
                                  Chief  Executive  Officer  and  a  Director

     EXHIBIT  (31.2)

                    CERTIFICATION PURSUANT TO THE SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I,  Arthur E. Chandler,  certify  that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:       May  4,  2005            /s/  ARTHUR E. CHANDLER
          -----------------       ----------------------------
                                  Arthur E. Chandler
                                  Senior Vice President and
                                  Chief Financial Officer

     EXHIBIT  (32.1)

                             HARLEYSVILLE GROUP INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Harleysville Group Inc. (the "Company") on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
L. Browne, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:     May  4,  2005           /s/  MICHAEL  L.  BROWNE
        -----------------        -------------------------------------------
                                 Michael  L.  Browne
                                 Chief  Executive  Officer  and  a  Director

     EXHIBIT  (32.2)

                             HARLEYSVILLE GROUP INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Harleysville Group Inc. (the "Company") on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arthur
E. Chandler, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:     May  4,  2005                   /s/  ARTHUR  E.  CHANDLER
        -----------------                -----------------------------
                                         Arthur  E.  Chandler
                                         Senior  Vice  President  and
                                         Chief  Financial  Officer