Form 10-Q
period 2005-06-30
HARLEYSVILLE GROUP INC
filed 2005-08-02
CIK 792013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                     ------

                                    FORM 10-Q


        X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended   JUNE  30,  2005
                                     ---------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from         to
                                                       -------    --------
                         Commission file number 0-14697


                             HARLEYSVILLE GROUP INC.
             (Exact name of registrant as specified in its charter)

                             DELAWARE                51-0241172
              (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)     Identification No.)


                  355 MAPLE AVENUE, HARLEYSVILLE, PA 19438-2297
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (215) 256-5000


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

             At July 28, 2005, 30,430,482 shares of common stock of Harleysville Group Inc. were outstanding.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

                                      INDEX


Page  Number
------------

Part I - Financial  Information

  Consolidated  Balance  Sheets  -
     June  30,  2005  and  December  31, 2004                             3

  Consolidated  Statements  of  Income  - For the
     three  months ended  June  30,  2005  and  2004                      4

  Consolidated  Statements  of  Income  -
     For  the  six  months ended  June  30,  2005  and  2004              5

  Consolidated  Statement  of  Shareholders'  Equity  -
     For  the six months ended  June  30,  2005                           6

  Consolidated  Statements  of  Cash  Flows  -
     For  the  six  months  ended  June  30,  2005  and  2004             7

  Notes  to  Consolidated  Financial  Statements                          8

  Management's  Discussion  and  Analysis  of  Financial
      Condition  and  Results  of  Operations                            15

  Quantitative  and  Qualitative Disclosure  About Market Risk           26

  Controls  and  Procedures                                              27


Part  II  -  Other  Information                                          28

ITEM  1.  FINANCIAL  STATEMENTS

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)





                                                                    JUNE 30,       DECEMBER 31,
                                                                     2005             2004
                                                                 -----------       ------------
                                                                 (Unaudited)
ASSETS
Investments:
  Fixed maturities:
       Held to maturity, at amortized cost
         (fair value $497,802 and $517,434)                        $  483,369      $  499,487
       Available for sale, at fair value
         (cost $1,164,813 and $1,028,457)                           1,198,607       1,067,504
  Equity securities, at fair value
    (cost $110,988 and $110,495)                                      147,275         150,249
  Short-term investments, at cost,
    which approximates fair value                                      53,347         113,822
  Fixed maturity securities on loan:
       Held to maturity, at amortized cost
          (fair value $4,923 and $1,966)                                4,852           1,835
       Available for sale, at fair value
         (amortized cost $116,591 and $128,183)                       122,145         134,020
                                                                   ----------      ----------
             Total investments                                      2,009,595       1,966,917

Cash                                                                      355             328
Receivables:
  Premiums                                                            151,642         141,601
  Reinsurance (affiliate $349 and $390)                               170,356         193,209
  Accrued investment income                                            23,747          23,236
                                                                   ----------      ----------
           Total receivables                                          345,745         358,046

Deferred policy acquisition costs                                     106,092         100,755
Prepaid reinsurance premiums                                           32,174          32,675
Property and equipment, net                                            18,283          20,891
Deferred income taxes                                                  57,067          53,137
Securities lending collateral                                         130,634         139,486
Due from affiliate                                                      4,351
Other assets                                                           44,662          45,828
                                                                   ----------      ----------
              Total assets                                         $2,748,958      $2,718,063
                                                                   ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss settlement expenses
   (affiliate $181,431 and $187,172)                               $1,355,763      $1,317,735
  Unearned premiums (affiliate $46,899 and $47,038)                   458,667         441,697
  Accounts payable and accrued expenses                                84,047          99,098
  Securities lending obligation                                       130,634         139,486
  Debt (affiliate $18,500 and $18,500)                                119,060         119,625
  Due to affiliate                                                                     12,498
                                                                   ----------      ----------
           Total liabilities                                        2,148,171       2,130,139
                                                                   ----------      ----------
Shareholders' equity:
  Preferred stock, $1 par value, authorized
      1,000,000 shares; none issued
  Common stock, $1 par value, authorized
      80,000,000 shares; issued 31,739,809
      and 31,589,474 shares; outstanding
     30,341,900 and 30,191,565 shares                                  31,740          31,589
  Additional paid-in capital                                          164,395         161,689
  Accumulated other comprehensive income                               36,200          42,051
  Retained earnings                                                   393,480         377,282
  Deferred compensation                                                  (541)           (200)
  Treasury stock, at cost, 1,397,909 shares                           (24,487)        (24,487)
                                                                   ----------      ----------
           Total shareholders' equity                                 600,787         587,924
                                                                   ----------      ----------
           Total liabilities and shareholders' equity              $2,748,958      $2,718,063
                                                                   ==========      ==========

See accompanying notes to consolidated financial statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                  (dollars in thousands, except per share data)






                                                                       2005            2004
                                                                      --------       --------
Revenues:
  Premiums earned from affiliate, (ceded to affiliate, $186,991
     and $183,619)                                                     $209,865      $207,652
  Investment income, net of investment expense                           22,578        21,437
  Realized investment gains, net                                             68            59
  Other income (affiliate $1,708 and $1,680)                              4,158         3,671
                                                                       --------      --------
            Total revenues                                              236,669       232,819
                                                                       --------      --------
Losses and expenses:
  Losses and loss settlement expenses (ceded to affiliate,
     $124,485 and $122,097)                                             143,997       148,711
  Amortization of deferred policy acquisition costs                      52,043        50,698
  Other underwriting expenses                                            18,778        19,726
  Interest expense (affiliate $177 and $84)                               1,665         1,566
  Other expenses                                                          1,763         1,266
                                                                       --------      --------
           Total expenses                                               218,246       221,967
                                                                       --------      --------
            Income before income taxes                                   18,423        10,852
Income taxes                                                              3,896         1,124
                                                                       --------      --------
            Net income                                                 $ 14,527      $  9,728
                                                                       ========      ========
Per common share:
  Basic earnings                                                       $    .48      $    .32
                                                                       ========      ========
  Diluted earnings                                                     $    .48      $    .32
                                                                       ========      ========
  Cash dividend                                                        $    .17      $    .17
                                                                       ========      ========

See accompanying notes to consolidated financial statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                  (dollars in thousands, except per share data)





                                                                           2005         2004
                                                                         --------     --------
Revenues:
  Premiums earned from affiliate, (ceded to affiliate, $370,441 and
     $364,795)                                                           $416,545     $414,600
  Investment income, net of investment expense                             44,339       43,079
  Realized investment gains, net                                               68       12,547
  Other income (affiliate $3,501 and $3,455)                                8,441        8,235
                                                                         --------     --------
            Total revenues                                                469,393      478,461
                                                                         --------     --------
Losses and expenses:
  Losses and loss settlement expenses (ceded to affiliate, $256,505
     and $261,782)                                                        291,865      299,821
  Amortization of deferred policy acquisition costs                       102,961      101,386
  Other underwriting expenses                                              35,133       39,364
  Interest expense (affiliate $308 and $168)                                3,285        3,143
  Other expenses                                                            3,270        2,685
                                                                         --------     --------
            Total expenses                                                436,514      446,399
                                                                         --------     --------
            Income before income taxes                                     32,879       32,062
Income taxes                                                                6,370        5,841
                                                                         --------     --------
            Net income                                                   $ 26,509     $ 26,221
                                                                         ========     ========
Per common share:
  Basic earnings                                                         $    .88     $    .88
                                                                         ========     ========
  Diluted earnings                                                       $    .87     $    .87
                                                                         ========     ========
  Cash dividend                                                          $    .34     $    .34
                                                                         ========     ========

See accompanying notes to consolidated financial statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                             (dollars in thousands)




                                                         ACCUMULATED
                           COMMON STOCK      ADDITIONAL  OTHER
                        ------------------   PAID-IN     COMPREHENSIVE  RETAINED  DEFERRED       TREASURY
                        SHARES     AMOUNT    CAPITAL     INCOME         EARNINGS  COMPENSATION   STOCK      TOTAL
                        ---------- --------  ----------  -------------  --------  ------------   --------   -----
Balance at
 December 31, 2004      31,589,474  $31,589  $161,689    $42,051        $377,282  $(200)        $(24,487)  $587,924
                                                                                                           --------
Net income                                                                26,509
Other comprehensive
 income, net of tax:
  Unrealized investment
   losses, net of
   reclassification
   adjustment                                             (5,851)                                            (5,851)
                                                                                                           --------

Comprehensive income                                                                                         20,658

Issuance of common stock   150,335      151     2,549                                                         2,700
Tax benefit from stock
 options exercised                                157                                                           157

Deferred compensation                                                              (341)                       (341)

Cash dividends                                                           (10,311)                           (10,311)
                        ----------  -------  --------    -------        --------  -----          --------   --------
Balance at
 June 30, 2005          31,739,809  $31,740  $164,395    $36,200        $393,480  $(541)        $(24,487)  $600,787
                        ==========  =======  ========    =======        ========  =====         ========   ========




See  accompanying  notes  to  consolidated  financial  statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                 (in thousands)




                                                                    2005              2004
                                                                  --------          ---------
Cash flows from operating activities:
   Net income                                                     $  26,509         $  26,221
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Change in receivables, unearned  premiums and
              prepaid reinsurance balances                           29,772            (5,813)
         Change in affiliate balance                                (16,849)          (10,831)
         Increase in unpaid losses and loss settlement expenses      38,028            33,306
         Deferred income taxes                                         (779)              (32)
         Increase in deferred policy acquisition costs               (5,337)           (4,891)
         Amortization and depreciation                                2,737             2,727
         Gain on sale of investments                                    (68)          (12,547)
         Other, net                                                  (2,494)           (4,286)
                                                                  ---------         ---------
             Net cash provided by operating activities               71,519            23,854
                                                                  ---------         ---------
Cash flows from investing activities:
   Fixed maturity investments:
      Purchases                                                    (180,736)         (113,176)
      Sales or maturities                                            56,322           102,754
   Equity securities:
      Purchases                                                      (3,878)          (16,106)
      Sales                                                           3,401            16,491
   Net sales (purchases) of short-term investments                   60,475           (16,569)
   Sale (purchase) of property  and equipment, net                    1,507              (379)
                                                                  ---------         ---------
             Net cash used by investing activities                  (62,909)          (26,985)
                                                                  ---------         ---------
Cash flows from financing activities:
   Issuance of common stock                                           2,293             1,466
   Repayment of debt obligations                                       (565)             (520)
   Dividends paid (to affiliate, $5,781 and $5,781)                 (10,311)          (10,195)
                                                                  ---------         ---------
             Net cash used by financing activities                   (8,583)           (9,249)
                                                                  ---------         ---------
Increase (decrease) in cash                                              27           (12,380)
   Cash at beginning of period                                          328            13,430
                                                                  ---------         ---------
   Cash at end of period                                          $     355         $   1,050
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

Stock-Based  Compensation

            Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recognized for fixed stock option grants and an employee stock purchase plan. Compensation expense would be recorded on the date of a stock option grant only if the current market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net income and earnings per share as if the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), "Accounting for Stock-Based Compensation," had been applied for the three and six months ended June 30, 2005 and 2004:

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




                                                    FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                      ENDED JUNE 30,              ENDED JUNE 30,

                                                     2005          2004            2005          2004
                                                    ------        ------          ------        ------
                                                        (in thousands, except  per share data)


Net income, as reported                             $14,527       $9,728          $26,509       $26,221
Plus:
     Stock-based employee compensation
          expense (benefit) included in reported
          net income, net of related tax effects        (57)          11             (327)           54
Less:
     Total stock-based employee compensation
          expense determined under fair value
          based method for all awards, net of
          related tax effects                          (635)        (703)            (847)       (1,452)
                                                    -------       ------          -------       -------
Pro forma net income                                $13,835       $9,036          $25,335       $24,823
                                                    =======       ======          =======       =======

Basic earnings per share:
     As reported                                    $   .48       $  .32          $   .88       $   .88
     Pro forma                                      $   .46       $  .30          $   .84       $   .83

Diluted earnings per share:
     As reported                                    $   .48       $  .32          $   .87       $   .87
     Pro forma                                      $   .46       $  .30          $   .83       $   .83




            In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Shared-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123(R) requires that the compensation cost related to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first fiscal year beginning after June 15, 2005. The impact of adopting SFAS No. 123(R) is currently being evaluated. The impact that any future share-based payment transactions will have on our financial position or results of operations is not yet known.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2  -  Earnings  Per  Share

            The computation of basic and diluted earnings per share is as follows:




                                                FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                  ENDED JUNE 30,            ENDED JUNE 30,
                                                2005         2004           2005         2004
                                               ------       ------          -----       -----
                                                     (in thousands, except  per share data)


Numerator for basic and diluted earnings per share:
     Net income                                $14,527      $ 9,728         $26,509     $26,221
                                               =======      =======         =======     =======
Denominator for basic earnings per share --
  weighted average shares outstanding           30,305       29,960          30,279      29,960
Effect of stock incentive plans                     89           68             131          85
                                               -------      -------         -------     -------
Denominator for diluted earnings per share      30,394       30,028          30,414      30,045
                                               =======      =======         =======     =======

Basic earnings per share                       $   .48      $   .32         $   .88     $   .88
                                               =======      =======         =======     =======
Diluted earnings per share                     $   .48      $   .32         $   .87     $   .87
                                               =======      =======         =======     =======





            The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:


                        FOR  THE  THREE  MONTHS       FOR  THE  SIX  MONTHS
                              ENDED JUNE 30,               ENDED JUNE 30,
                          2005          2004            2005          2004
                          -----         -----          -----          -----
                                    (in thousands)

Number of options         1,747         2,127          1,747          1,635
                          =====         =====          =====          =====


3  -  Reinsurance

            Premiums earned are net of amounts ceded of $23,918,000 and $45,827,000 for the three and six months ended June 30, 2005, respectively, and $22,479,000 and $44,057,000 for the three and six months ended June 30, 2004, respectively. Losses and loss settlement expenses are net of amounts ceded of $3,522,000 and $11,196,000 for the three and six months ended June 30, 2005, respectively, and $5,562,000 and $39,716,000 for the three and six months ended June 30, 2004, respectively. Such amounts ceded do not include the reinsurance transactions with Mutual under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers and the reinsurance described in the following paragraph.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

            Harleysville Group has a reinsurance agreement with Mutual whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded to Mutual premiums earned of $2,336,000 and $2,263,000 and losses incurred of $(151,000) and $(816,000), for the three months ended June 30, 2005 and 2004, respectively. Harleysville Group ceded to Mutual premiums earned of $4,411,000 and $4,260,000 and losses incurred of $(90,000) and $984,000 for the six months ended June 30, 2005 and 2004, respectively. Harleysville Group and Mutual have agreed to terminate this agreement on December 31, 2005.

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


4  -  Cash  Flows

            There were net cash tax payments of $4,100,000 and $4,282,000 and cash interest payments of $3,195,000 and $3,071,000 in the first six months of 2005 and 2004, respectively.


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

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


            Financial  data  by  segment  is  as  follows:





                                       FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                         ENDED JUNE 30,          ENDED JUNE 30,
                                       2005         2004        2005        2004
                                      ------       ------      ------      ------
                                          (in thousands)

Revenues:
Premiums earned:
          Commercial lines             $170,858    $163,791    $338,171   $326,111
          Personal lines                 39,007      43,861      78,374     88,489
                                       --------    --------    --------   --------
               Total premiums earned    209,865     207,652     416,545    414,600

     Net investment income               22,578      21,437      44,339     43,079
     Realized investment gains               68          59          68     12,547
     Other                                4,158       3,671       8,441      8,235
                                       --------    --------    --------   --------
Total revenues                         $236,669    $232,819    $469,393   $478,461
                                       ========    ========    ========   ========
Income before income taxes:
     Underwriting gain (loss):
          Commercial lines            $ (9,760)    $(16,358)   $(19,998)  $(26,006)
          Personal lines                 1,114           10       1,531      4,850
                                      --------     --------    --------   --------
               SAP underwriting loss    (8,646)     (16,348)    (18,467)   (30,856)
               GAAP adjustments          3,693        4,865       5,053      4,885
                                      --------     --------    --------   --------
               GAAP underwriting loss   (4,953)     (11,483)    (13,414)   (25,971)
          Net investment income         22,578       21,437      44,339     43,079
          Realized investment gains         68           59          68     12,547
          Other                            730          839       1,886      2,407
                                      --------     --------    --------   --------

Income before income taxes            $ 18,423     $ 10,852    $ 32,879   $ 32,062
                                      ========     ========    ========   ========



                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


6  -  Comprehensive  Income

            Comprehensive income for the three and six months ended June 30, 2005 and 2004 consisted of the following (all amounts are net of taxes):




                                             FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                ENDED JUNE 30,         ENDED JUNE 30,
                                               2005        2004       2005         2004
                                              ------      ------     ------       ------
                                                            (in thousands)


Net income                                    $14,527     $  9,728    $26,509    $ 26,221
Other comprehensive income (loss):
     Unrealized investment holding gains
        (losses) arising during period          9,603      (25,322)    (5,807)    (14,601)
Less:
     Reclassification adjustment for gains
       included in net income                     (44)         (38)       (44)     (8,131)
                                              -------     --------    -------    --------

Net unrealized investment gains (losses)        9,559      (25,360)    (5,851)    (22,732)
                                              -------     --------    -------    --------
Comprehensive income (loss)                   $24,086     $(15,632)   $20,658    $  3,489
                                              =======     ========    =======    ========





7  -  Pension

           Harleysville Group Inc. has a pension plan that covers substantially all full-time employees. The net periodic pension cost for the plan including Mutual consists of the following components:





                                          FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                             ENDED JUNE 30,          ENDED JUNE 30,
                                            2005        2004        2005        2004
                                          -------      ------      ------      -------
                                                              (in thousands)


Components of net periodic pension cost:
   Service cost                           $ 2,209      $ 1,992     $ 4,418      $ 3,985
   Interest cost                            2,988        2,770       5,976        5,540
   Expected return on plan assets          (2,790)      (3,020)    (5,580)       (6,040)
   Recognized net actuarial loss            1,112          517       2,224        1,035
   Amortization of prior service cost          52           53         104          105
   Net transition amortization                 14           13          27           25
                                          -------      -------     -------      -------

Net periodic pension cost:
   Entire plan                            $ 3,585      $ 2,325     $ 7,169      $ 4,650
                                          =======      =======     =======      =======
   Harleysville Group portion             $ 2,374      $ 1,536     $ 4,749      $ 3,069
                                          =======      =======     =======      =======


                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


            Harleysville Group's expected portion of the 2005 contribution to the pension plan is $8,015,000. Contributions of $4,001,000 were made in the first six months of 2005.


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

   -  general  interest  rate  levels  and  amounts  of  cash  flow

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

            The application of certain of these critical accounting policies to the periods ended June 30, 2005 and 2004 is discussed in greater detail below.


Results  of  Operations

            Premiums earned increased $2.2 million and $1.9 million during the three and six months ended June 30, 2005, respectively. The increases are primarily due to increases in premiums earned for commercial lines of $7.1 million and $12.0 million, respectively, partially offset by decreases of $4.9 million and $10.1 million in personal lines premiums earned for the three and six months ended June 30, 2005, respectively. The increases in premiums earned for commercial lines were 4.3% and 3.7% for the three and six months ended June 30, 2005, respectively, primarily due to higher average premiums. The declines in premiums earned for personal lines were 11.1% and 11.4% for the three and six months ended June 30, 2005, respectively, primarily due to fewer policy counts. The reduction in personal lines volume was driven primarily by a reduction of personal automobile business from the continued implementation of more stringent underwriting processes.

            Investment income increased $1.1 million and $1.3 million for the three and six months ended June 30, 2005 as compared to the same periods in the prior year, resulting from an increase in invested assets partially offset by a lower yield on the fixed maturity investment portfolio.

            Realized investment gains decreased $12.5 million for the six months ended June 30, 2005 as compared to the same period in the prior year, and were essentially unchanged for the three months ended June 30, 2005. The six-month decrease primarily resulted from gains on the sale of two equity securities in the first quarter of 2004.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)

            Harleysville Group holds securities with unrealized losses at June 30, 2005 as follows:




                                                                        LENGTH OF UNREALIZED LOSS
                                                                        -------------------------
                                                         UNREALIZED      LESS THAN     OVER 12
                                         FAIR VALUE         LOSS         12 MONTHS      MONTHS
                                       --------------    ----------    -------------  -----------
                                                               (in thousands)

Fixed maturities:
   U.S. Treasury securities and
       obligations of U.S. government
       corporations and agencies          $ 78,644       $   662       $  240        $  422
   Obligations of states and
       political subdivisions               96,414         1,403          409           994
   Corporate securities                    158,808         2,719          891         1,828
   Mortgage-backed securities               18,334           103           94             9
                                          --------       -------       ------        ------
      Total fixed maturities              $352,200       $ 4,887       $1,634        $3,253
                                          ========       =======       ======        ======
      Equity securities                   $ 27,362       $ 2,184       $2,184        $ -
                                          ========       =======       ======        ======




            There are 13 positions that comprise the unrealized loss in equity investments at June 30, 2005. All have had volatile price movements and have not been significantly below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in the future.

            Of the total fixed maturity securities with an unrealized loss at June 30, 2005, securities with a fair value of $260.1 million and an unrealized loss of $3.7 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $92.1 million and an unrealized loss of $1.2 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

            The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to the impact of higher market interest rates rather than a decline in credit quality. There are $137.0 million in fixed maturity securities, at fair value, that at June 30, 2005, had been below amortized cost for over twelve months. Of the $3.3 million of unrealized losses on such securities, $2.0 million relates to securities which carry investment grade ratings and have declined in fair value roughly in line with market interest rate changes. The remaining $1.3 million of unrealized losses are comprised of airline enhanced equipment trust certificates (EETC) as follows:




                                          FAIR        MATURITY
                            COST          VALUE        DATES
                           ---------     -------     ---------
                                   (in thousands)

American Airlines           $14,369       $13,712         2011
United Airlines               6,932         6,423    2010-2012
Other airlines                2,000         1,892         2011
                            -------       -------
                            $23,301       $22,027
                            =======       =======

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

             Income before income taxes increased $7.6 million for the three months ended June 30, 2005 compared to the same prior year period. The increase was primarily due to the increase in investment income and a lower underwriting loss. Income before income taxes increased $0.8 million for the six months ended June 30, 2005 compared to the same prior year period. The increase was primarily due to the increase in investment income and a lower underwriting loss, partially offset by lower realized investment gains. The lower underwriting losses were primarily due to lower catastrophe losses, lesser loss severity and lower expenses. Catastrophe losses were $0.6 million and $1.6 million for the three and six months ended June 30, 2005, respectively, as compared to $1.3 million and $3.9 million for the three and six months ended June 30, 2004, respectively.

            An insurance company's statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group's statutory combined ratio decreased to 101.9% for the three months ended June 30, 2005 from 105.4% for the three months ended June 30, 2004 and decreased to 103.1% for the six months ended June 30, 2005 from 106.3% for the six months ended June 30, 2004. Such decreases were due to better underwriting results in both commercial lines and personal lines.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)


            The statutory combined ratios by line of business for the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, were as follows:





                                              FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                               ENDED JUNE 30,           ENDED JUNE 30,
                                                 2005       2004       2005        2004
                                                ------     ------     ------      ------


Commercial:
     Automobile                                  97.9%     104.7%      99.0%     103.9%
     Workers compensation                       124.2%     122.2%     124.8%     122.5%
     Commercial multi-peril                     100.4%     105.5%     102.7%     105.3%
     Other commercial                           100.9%      95.4%      92.9%      88.5%
          Total commercial                      103.0%     106.7%     103.7%     105.7%

Personal:
     Automobile                                 104.1%     110.9%     105.1%     114.6%
     Homeowners                                  92.3%      86.0%      97.4%      97.6%
     Other personal                              63.7%      83.6%      75.8%     112.3%
          Total personal                         97.2%     100.6%     100.4%     108.4%

               Total personal and commercial    101.9%     105.4%     103.1%     106.3%





            The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:





                                                    JUNE 30,         DECEMBER 31,
                                                     2005               2004
                                                 -----------         ------------
                                                            (in thousands)
Commercial:
     Automobile                                  $  264,564           $  249,044
     Workers compensation                           305,045              298,994
     Commercial multi-peril                         406,389              371,247
     Other commercial                                78,063               70,535
                                                 ----------           ----------
          Total commercial                        1,054,061              989,820
                                                 ----------           ----------
Personal:
     Automobile                                      99,465              103,050
     Homeowners                                      38,301               37,026
     Other personal                                   1,314                1,713
                                                 ----------           ----------
          Total personal                            139,080              141,789
                                                 ----------           ----------
               Total personal and commercial      1,193,141            1,131,609
Plus reinsurance recoverables                       162,622              186,126
                                                 ----------           ----------
          Total liability                        $1,355,763           $1,317,735
                                                 ==========           ==========

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)

            The commercial lines statutory combined ratio decreased to 103.0% for the three months ended June 30, 2005 from 106.7% for the three months ended June 30, 2004 and decreased to 103.7% for the six months ended June 30, 2005 from 105.7% for the six months ended June 30, 2004. The decreases were primarily due to declines in the combined ratio for commercial automobile and commercial multi-peril primarily due to lower loss severity and lower property losses.

            There was $8.8 million of net favorable development in the provision for insured events in prior years for the six months ended June 30, 2005 ($2.8 million in the second quarter of 2005) of which $4.3 million was in commercial lines and $4.5 million was in personal lines. Approximately $4.0 million of the $8.8 million of favorable development related to the liability for loss adjusting expenses. The remaining favorable development primarily related to the 2004 and 2003 accident years partially offset by adverse development in the prior accident years. There was $3.0 million of net adverse development in the provision for insured events in prior years for the six months ended June 30, 2004.

            The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group's pooling share of the total pooled amounts.




                                                FOR THE SIX MONTHS      FOR THE YEAR ENDED
                                                ENDED JUNE 30, 2005     DECEMBER 31, 2004
                                                -------------------     ------------------
                                                         (dollars in thousands)

Number of claims pending, beginning of period     6,832                    8,005
Number of claims reported                         4,523                   10,632
Number of claims settled or dismissed            (4,915)                 (11,805)
Number of claims pending, end of period           6,440                    6,832
                                               --------                 --------
Losses paid                                    $ 32,831                 $ 73,548
                                               ========                 ========
Loss settlement expenses paid                  $  7,306                 $ 15,831
                                               ========                 ========




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

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)


            Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. Reorganization of the claims operation in recent years has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and give rise to uncertainty as to the pattern of future loss settlements. Litigation on bodily injury liability cases is higher for the past three years while the rate of settlement is slower. These changed patterns give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury liability claims. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at June 30, 2005. For every 1% change in the estimate, the effect on pre-tax income would be $11.9 million.

            The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

            The personal lines statutory combined ratio decreased to 97.2% and 100.4% for the three and six months ended June 30, 2005 from 100.6% and 108.4% for the three and six months ended June 30, 2004. The decreases primarily were due to generally lower loss severity, lesser catastrophe losses which affected the homeowners line and the aforementioned favorable development.

            Net catastrophe losses decreased $0.7 million and $2.3 million and losses ceded under the aggregate catastrophe reinsurance agreement with Mutual decreased $0.7 million and $1.1 million for the three and six months ended June 30, 2005, respectively, due to fewer and less severe catastrophes in the 2005 periods.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)


            Severance charges of $1.1 million and $0.7 million were incurred during the three months ended June 30, 2005 and 2004, respectively, related to ongoing expense-reduction initiatives. An estimated $1.5 million severance charge is expected to be recorded in the third quarter of 2005 related to a further expense-reduction initiative begun in the third quarter.

            The income tax expense for the three and six months ended June 30, 2005 includes a tax benefit of $2.5 million and $5.1 million associated with tax-exempt interest compared to $2.7 million and $5.4 million in the same prior year periods.

            Effective for one year from July 1, 2005, the Company's subsidiaries and Mutual and its wholly-owned subsidiaries renewed its catastrophe reinsurance which provides coverage ranging from 85.0% to 100% of up to $205 million in excess of a retention of $30 million for any given catastrophe excluding terrorism for commercial lines. Harleysville Group's 2005 pooling share of this coverage would range from 85.0% to 100% of up to $147.6 million in excess of a retention of $21.6 million for any given catastrophe. Pursuant to the terms of the treaty, the maximum recovery would be $196.5 million for any catastrophe involving an insured loss equal to or greater than $235 million. Harleysville Group's 2005 pooling share of this maximum recovery would be $141.5 million for any catastrophe involving an insured loss of $169.2 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Harleysville Group and Mutual have purchased property per risk excess of loss reinsurance which covers certain terrorism losses and provides for recovery of up to $8.5 million in excess of $1.5 million of terrorism losses for any one risk under certain circumstances. The maximum recovery by Harleysville Group on a terrorism loss occurrence is $8.6 million.

            Harleysville Group and Mutual agreed on August 2, 2005 to terminate the reinsurance agreement whereby Mutual reinsures certain accumulated catastrophe losses as described in Note 3 of Notes to Consolidated Financial Statements. The agreement will terminate on December 31, 2005. The coverage will not be replaced as it is no longer needed based on our current catastrophe risk profile. Harleysville Group ceded to Mutual premiums earned of $4,411,000 and $4,260,000 and losses incurred of $(90,000) and $984,000 for the six months ended June 30, 2005 and 2004, respectively.

Liquidity  and  Capital  Resources

            Operating activities provided $71.5 million and $23.9 million of net cash for the six months ended June 30, 2005 and 2004, respectively. The change primarily is from an increase in net cash provided by underwriting activities.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)


            Investing activities used $62.9 million and $27.0 million of net cash for the six months ended June 30, 2005 and 2004, respectively. The increase is primarily due to an increase in net purchases of fixed maturity investments, partially offset by a decrease in the purchase of short-term investments.

            Net cash used by financing activities was $8.6 million and $9.2 million for the six months ended June 30, 2005 and 2004, respectively. The change is primarily due to an increase in the issuance of common stock.

            Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At June 30, 2005, Harleysville Group held cash collateral of $130.6 million related to securities on loan with a market value of $127.1 million. Harleysville Group's policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, A-rated corporate obligations, AAA-rated asset-backed securities or GIC's and Funding Agreements from issuers rated A or better. The securities on loan to others have been segregated from the other invested assets on the balance sheet. In addition, the assets and liabilities have been grossed up to reflect the collateral held under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

            Harleysville Group Inc. maintained $13.9 million of cash and marketable securities at June 30, 2005 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. The Company has no material commitments for capital expenditures as of June 30, 2005.

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

            Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2004 to June 30, 2005. In addition, the Company has maintained approximately the same investment mix during this period.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

     ITEM  4.               CONTROLS  AND  PROCEDURES


(a) Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005, which is the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective and as such provide for a mechanism whereby
     (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b)
    this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)  Change  in   internal  control  over  financial  reporting.  There  was  no change in the Company's internal control over financial reporting that occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

                           PART II.  OTHER INFORMATION


ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     The annual meeting of stockholders of Harleysville Group Inc. was held on April 27, 2005 (the "Annual Meeting" or "Meeting"), with the following result:

     The total number of shares represented at the Annual Meeting in person or by proxy was 28,202,918 of the 30,293,759 shares of common stock outstanding and entitled  to  vote  at  the  Meeting.

     On the resolution to elect W. Thacher Brown, Mirian M. Graddick and William
     W. Scranton, III as class "C" Directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for Director received the number of votes set forth opposite their respective names:

                                           Number  of  Votes
                                        ------------------------
                                           For          Withheld
                                        ----------     ---------

     W.  Thacher  Brown                 25,967,249     2,235,669
     Mirian  M.  Graddick               25,964,937     2,237,981
     William  W.  Scranton,  III        25,963,138     2,239,780

     There were no abstentions or broker non-votes recorded. On the basis of the above vote, W. Thacher Brown, Mirian M. Graddick and William W. Scranton, III were elected as class "C" Directors to serve until the expiration of their respective terms and until their successors are duly elected. The other directors who continued in office after the election were:
     Lowell R. Beck, Michael L. Browne, G. Lawrence Buhl, Frank E. Reed and Jerry S. Rosenbloom.

     The resolution to approve the Directors' Deferred Stock Unit Plan was adopted, 20,532,567 votes for the resolution, 6,600,098 votes against the resolution and 31,413 abstentions. There were 1,038,840 broker non-votes.

     The resolution to approve the Amended and Restated Long Term Incentive Plan was adopted, 24,901,685 votes for the resolution, 2,240,777 votes against the resolution and 21,616 abstentions. There were 1,038,840 broker non-votes.

     Stockholders of Harleysville Group Inc. owning a majority of the Company's outstanding voting stock approved the Harleysville Group Inc. 2005 Agency Stock Purchase Plan by written consent dated June 16, 2005 i n lieu of a special meeting of stockholders.

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


ITEM  6.   a.      Exhibits

           31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

           31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

           32.1   Certification  of  Chief  Executive  Officer  Pursuant  to 18
                  U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2   Certification  of  Chief  Financial  Officer  Pursuant  to 18
                  U.S.C. 1 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.







                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HARLEYSVILLE GROUP INC.


Date:  August 2, 2005     By:      /s/  ARTHUR E. CHANDLER
                                   ----------------------------
                                   Arthur E. Chandler
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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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


Date:   August  2,2005      /s/   MICHAEL  L.  BROWNE
        --------------     -------------------------------------------
                           Michael  L.  Browne
                           Chief  Executive  Officer  and  a  Director

     EXHIBIT  (31.2)

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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


Date:  August  2,2005      /s/   ARTHUR  E.  CHANDLER
       --------------     ---------------------------
                          Arthur  E.  Chandler
                          Senior  Vice  President  and
                          Chief  Financial  Officer

     EXHIBIT  (32.1)

                             HARLEYSVILLE GROUP INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In  connection  with  the  Quarterly  Report  of  Harleysville  Group  Inc. (the
"Company") on Form 10-Q for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
L. Browne, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:   August  2,  2005       /s/  MICHAEL  L.  BROWNE
        ----------------     --------------------------
                             Michael  L.  Browne
                             Chief  Executive  Officer
                             and  a  Director

     EXHIBIT  (32.2)

                             HARLEYSVILLE GROUP INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In  connection  with  the  Quarterly  Report  of  Harleysville  Group  Inc. (the
"Company") on Form 10-Q for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arthur
E. Chandler, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:     August  2,  2005       /s/  ARTHUR  E.  CHANDLER
          -----------------     ---------------------------
                                Arthur  E.  Chandler
                                Senior  Vice  President and
                                Chief  Financial  Officer