Form 10-Q
period 2005-09-30
HARLEYSVILLE GROUP INC
filed 2005-11-02
CIK 792013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                 ----------------------------------------------

                                    FORM 10-Q


  X        QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES  EXCHANGE  ACT  OF  1934
For  the  quarterly  period  ended  SEPTEMBER  30,  2005
                                   ----------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the transition period from          to
                                                   --------    -------

                         Commission file number 0-14697


                             HARLEYSVILLE GROUP INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                       51-0241172
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

    Indicate  by  check mark whether the Registrant is an accelerated filer
(as  defined  in  Rule  12b-2  of  the  Exchange  Act).  Yes  X    No    .

    Indicate  by  check  mark  whether  Registrant  is  a shell company (as
defined  in  Rule  12b-2  of  the  Exchange  Act).  Yes       No  X.

    At October 31, 2005, 30,512,001 shares of common stock of Harleysville Group Inc. were outstanding.

                 HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                                      INDEX

                                                            Page Number
                                                            -----------

Part  I  -  Financial  Information

  Consolidated  Balance  Sheets  -
    September  30,  2005  and  December  31,  2004               3

  Consolidated  Statements  of  Income  -  For  the
    three  months  ended  September  30,  2005  and  2004        4

  Consolidated  Statements  of  Income  -  For  the  nine
    months ended  September  30,  2005  and  2004                5

  Consolidated  Statement  of  Shareholders'  Equity  -
    For  the  nine  months  ended  September  30,  2005          6

  Consolidated  Statements  of  Cash  Flows  - For the
    nine  months  ended  September  30,  2005  and  2004         7

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

  Controls  and  Procedures                                     28


Part  II  -  Other  Information                                 29

ITEM  1.  FINANCIAL  STATEMENTS

                HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
                  (in  thousands,  except share  data)





                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            2005            2004
                                                        -------------    ------------
                                                         (Unaudited)
                      ASSETS
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost
        (fair value $481,054 and $517,434)               $  473,532       $  499,487
     Available for sale, at fair value (cost
        $1,182,955 and $1,028,457)                        1,200,140        1,067,504
   Equity securities, at fair value (cost
      $138,513 and $110,495)                                177,085          150,249
   Short-term investments, at cost, which
      approximates fair value                                64,945          113,822
   Fixed maturity securities on loan:
      Held to maturity, at amortized cost
           (fair value $5,029 and $1,966)                     4,958            1,835
      Available for sale, at fair value
         (amortized cost $110,329 and $128,183)             112,726          134,020
                                                         ----------       ----------
            Total investments                             2,033,386        1,966,917

Cash                                                          3,671              328
Receivables:
   Premiums                                                 143,476          141,601
   Reinsurance (affiliate $314 and $390)                    229,448          193,209
   Accrued investment income                                 22,376           23,236
                                                         ----------       ----------
            Total receivables                               395,300          358,046

Deferred policy acquisition costs                           106,603          100,755
Prepaid reinsurance premiums                                 34,884           32,675
Property and equipment, net                                  17,981           20,891
Deferred income taxes                                        63,130           53,137
Securities lending collateral                               121,393          139,486
Due from affiliate                                           15,885
Other assets                                                 45,416           45,828
                                                         ----------       ----------
            Total assets                                 $2,837,649       $2,718,063
                                                         ==========       ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and loss settlement expenses
      (affiliate $183,314 and $187,172)                  $1,448,538       $1,317,735
   Unearned premiums (affiliate $50,239 and $47,038)        455,645          441,697
   Accounts payable and accrued expenses                     89,328           99,098
   Securities lending obligation                            121,393          139,486
   Debt (affiliate $18,500 and $18,500)                     119,060          119,625
   Due to affiliate                                                           12,498
                                                         ----------       ----------
            Total liabilities                             2,233,964        2,130,139
                                                         ==========       ==========

Shareholders' equity:
   Preferred stock, $1 par value, authorized
      1,000,000 shares; none issued
   Common stock, $1 par value, authorized
      80,000,000 shares; issued 31,909,360 and
      31,589,474 shares; outstanding 30,511,451
      and 30,191,565 shares                                  31,909           31,589
   Additional paid-in capital                               167,704          161,689
   Accumulated other comprehensive income                    24,837           42,051
   Retained earnings                                        404,582          377,282
   Deferred compensation                                       (860)            (200)
   Treasury stock, at cost, 1,397,909 shares                (24,487)         (24,487)
                                                         ----------       ----------
            Total shareholders' equity                      603,685          587,924
                                                         ----------       ----------
            Total liabilities and shareholders' equity   $2,837,649       $2,718,063
                                                         ==========       ==========

See  accompanying  notes  to  consolidated  financial  statements.

                    HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                        CONSOLIDATED  STATEMENTS  OF  INCOME
                                    (UNAUDITED)

              FOR  THE  THREE  MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                  (dollars  in thousands, except per share  data)





                                                             2005            2004
                                                           --------         -------
Revenues:
   Premiums earned from affiliate, (ceded to
     affiliated, $188,750 and $188,868)                    $212,327         $212,641
   Investment income, net of investment expense              23,064           21,499
   Realized investment gains (losses), net                       (1)             104
   Other income (affiliate $1,719 and $1,755)                 3,811            4,024
                                                           --------         --------
          Total revenues                                    239,201          238,268
                                                           --------         --------
Losses and expenses:
   Losses and loss settlement expenses from affiliate
     (ceded to affiliate, $120,513 and $129,248)            139,078          153,944
   Amortization of deferred policy acquisition costs         53,163           52,150
   Other underwriting expenses                               22,851           18,154
   Interest expense (affiliate $177 and $100)                 1,660            1,587
   Other expenses                                             1,036            2,764
                                                           --------         --------
          Total expenses                                    217,788          228,599
                                                           --------         --------
          Income before income taxes                         21,413            9,669
Income taxes                                                  4,972              789
                                                           --------         --------
          Net income                                       $ 16,441         $  8,880
                                                           ========         ========

Per common share:

   Basic earnings                                          $    .54         $    .30
                                                           =========        ========

   Diluted earnings                                        $    .54         $    .29
                                                           =========        ========
   Cash dividend                                           $   .175         $    .17
                                                           =========        ========

See  accompanying  notes  to  consolidated  financial  statements.

                    HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                        CONSOLIDATED  STATEMENTS  OF  INCOME
                                  (UNAUDITED)

              FOR  THE  NINE  MONTHS  ENDED SEPTEMBER 30, 2005 AND 2004
                  (dollars  in thousands, except per share  data)





                                                             2005             2004
                                                           --------         --------
Revenues:
   Premiums earned from affiliate, (ceded to
     affiliate, $559,191 and  $553,663)                    $628,872         $627,241
   Investment income, net of investment expense              67,403           64,578
   Realized investment gains, net                                67           12,651
   Other income (affiliate $5,220 and $5,210)                12,252           12,259
                                                           --------         --------
          Total revenues                                    708,594          716,729
                                                           --------         --------
Losses and expenses:
   Losses and loss settlement expenses from affiliate
     (ceded to affiliate, ($377,018 and $391,030)           430,943          453,765
   Amortization of deferred policy acquisition costs        156,124          153,536
   Other underwriting expenses                               57,984           57,518
   Interest expense (affiliate $485 and $268)                 4,945            4,730
   Other expenses                                             4,306            5,449
                                                           --------         --------
          Total expenses                                    654,302          674,998
                                                           --------         --------
          Income before income taxes                         54,292           41,731
Income taxes                                                 11,342            6,630
                                                           --------         --------
          Net income                                       $ 42,950         $ 35,101
                                                           ========         ========
Per common share:

   Basic earnings                                          $   1.42         $   1.17
                                                           ========         ========
   Diluted earnings                                        $   1.41         $   1.17
                                                           ========         ========
   Cash dividend                                           $   .515         $    .51
                                                           ========         ========

See  accompanying  notes  to  consolidated  financial  statements.

                    HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                             (dollars in thousands)






                                                     ACCUMULATED
                      COMMON STOCK       ADDITIONAL  OTHER
                    -------------------  PAID-IN     COMPREHENSIVE  RETAINED  DEFERRED      TREASURY
                     SHARES     AMOUNT   CAPITAL     INCOME         EARNINGS  COMPENSATION  STOCK     TOTAL
                    ----------  -------- ----------  -------------  --------  ------------  --------   --------

Balance at
 December 31, 2004   31,589,474  $31,589  $161,689    $ 42,051       $377,282    $(200)     $(24,487)  $587,924
                                                                                                       --------
Net income                                                             42,950                            42,950
Other comprehensive
 income, net of tax:
  Unrealized
   investment
   losses, net of
   reclassification
   adjustment                                          (17,214)                                         (17,214)
                                                                                                       --------
Comprehensive
 income                                                                                                  25,736
Issuance of common
 stock                  319,886      320     5,715                                                        6,035
Tax benefit from
 stock options
 exercised                                     300                                                          300
Deferred compensation                                                             (660)                    (660)

Cash dividends                                                        (15,650)                          (15,650)
                     ----------  -------  --------    --------       --------    -----      --------   --------
Balance at
 September 30, 2005  31,909,360  $31,909  $167,704    $ 24,837       $404,582    $(860)     $(24,487)  $603,685
                     ==========  =======  ========    ========       ========    =====      ========   ========


See  accompanying  notes  to  consolidated  financial  statements.

                    HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                        CONSOLIDATED  STATEMENTS  OF  CASH FLOWS
                                  (UNAUDITED)

              FOR  THE  NINE  MONTHS  ENDED SEPTEMBER 30, 2005 AND 2004
                                (in thousands)




                                                                    2005            2004
                                                                  --------        ---------

Cash flows from operating activities:
  Net income                                                     $  42,950       $  35,101
   Adjustments to reconcile net income
     to net cash provided by operating activities:
        Change in receivables, unearned  premiums and
          prepaid reinsurance balances                             (25,515)           (266)
        Change in affiliate balance                                (28,383)        (23,017)
        Increase in unpaid losses and loss settlement expenses     130,803          60,843
        Deferred income taxes                                         (724)         (1,518)
        Increase in deferred policy acquisition costs               (5,848)         (4,343)
        Amortization and depreciation                                3,955           4,017
        Gain on sale of investments                                    (67)        (12,651)
        Other, net                                                  (1,245)         12,029
                                                                 ---------       ---------
            Net cash provided by operating activities              115,926          70,195
                                                                 ---------       ---------
Cash flows from investing activities:
  Fixed maturity investments:
    Purchases                                                     (217,595)       (157,879)
    Sales or maturities                                             90,343         151,491
  Equity securities:
    Purchases                                                      (55,873)        (25,447)
    Sales                                                           31,343          25,064
  Net sales (purchases) of short-term investments                   48,877         (62,801)
  Sale (purchase) of property  and equipment, net                    1,357            (818)
                                                                 ---------       ---------
            Net cash used by investing activities                 (101,548)        (70,390)
                                                                 ---------       ---------
Cash flows from financing activities:
  Issuance of common stock                                           5,180           3,635
  Repayment of debt obligations                                       (565)           (520)
  Dividend paid (to affiliate, $8,756 and $8,671)                  (15,650)        (15,313)
                                                                 ---------       ---------
            Net cash used by financing activities                  (11,035)        (12,198)
                                                                 ---------       ---------
Increase (decrease)  in cash                                         3,343         (12,393)
  Cash at beginning of period                                          328           3,430
                                                                 ---------       ---------
  Cash at end of period                                          $   3,671       $   1,037
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

Stock-Based  Compensation

     Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recognized for fixed stock option grants and an employee stock purchase plan. Compensation expense would be recorded on the date of a stock option grant only if the current market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net income and earnings per share as if the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), "Accounting for Stock-Based Compensation," had been applied for the three and nine months ended September 30, 2005 and 2004:

           HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                            (UNAUDITED)

           NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                            (Continued)




                                              FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                 2005       2004          2005        2004
                                               -------     ------        -------     -------
                                                  (in thousands, except  per share data)

Net income, as reported                        $16,441     $8,880        $42,950     $35,101
Plus:
  Stock-based employee compensation
    expense included in reported net
    income, net of related tax effects             354        199             27         253

Less:
  Total stock-based employee compensation
    expense determined under fair value
    based method for all awards, net of
    related tax effects                           (760)      (764)        (1,607)     (2,216)
                                               -------    -------        -------     -------
Pro forma net income                           $16,035     $8,315        $41,370     $33,138
                                               =======     ======        =======     =======
Basic earnings per share:
     As reported                               $   .54     $  .30        $  1.42     $  1.17
     Pro forma                                 $   .53     $  .28        $  1.36     $  1.10
Diluted earnings per share:
     As reported                               $   .54     $  .29        $  1.41     $  1.17
     Pro forma                                 $   .52     $  .28        $  1.36     $  1.10



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

           HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                            (UNAUDITED)

           NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                            (Continued)


2  -  Earnings  Per  Share

     The  computation  of  basic  and  diluted earnings per share is as follows:




                                              FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                 2005       2004          2005        2004
                                               -------     ------        -------     -------
                                                  (in thousands, except  per share data)


Numerator for basic and diluted earnings
  per share:
     Net income                                $16,441     $ 8,880       $42,950     $35,101
                                               =======      =======      =======     =======
Denominator for basic earnings per share --
   weighted average shares outstanding          30,428       30,063       30,330      29,995
Effect of stock incentive plans                    161           90          156          96
                                               -------      -------      -------     -------
Denominator for diluted earnings per share      30,589       30,153       30,486      30,091
                                               =======      =======      =======     =======
Basic earnings per share                       $   .54      $   .30      $  1.42     $  1.17
                                               =======      =======      =======     =======
Diluted earnings per share                     $   .54      $   .29      $  1.41     $  1.17
                                               =======      =======      =======     =======



     The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

                                   FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                    ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                     2005      2004          2005      2004
                                    ------     -----         -----     -----
                                                 (in thousands)

Number of options                   1,184      1,608         1,184     1,608
                                    =====      =====         =====     =====

           HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                            (UNAUDITED)

           NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                            (Continued)

3  -  Reinsurance

     Premiums earned are net of amounts ceded of $24,711,000 and $70,538,000 for the three and nine months ended September 30, 2005, respectively, and $22,051,000 and $66,108,000 for the three and nine months ended September 30, 2004, respectively. Losses and loss settlement expenses are net of amounts ceded of $71,856,000 and $83,052,000 for the three and nine months ended September 30, 2005, respectively, and $13,592,000 and $53,308,000 for the three and nine months ended September 30, 2004, respectively. Losses and loss settlement expenses ceded for the three and nine months ended September 30, 2005 include $67,566,000 and $74,866,000 of losses ceded to the federal government's National Flood Insurance Program (NFIP), primarily related to flood losses from Hurricane Katrina. Reinsurance receivables include $65,869,000 and $22,389,000 at September 30, 2005 and December 31, 2004, respectively, for flood losses recoverable from the NFIP. Since such flood losses are entirely ceded to the NFIP they did not impact results of operations. Such amounts ceded do not include the reinsurance transactions with Mutual under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers and the reinsurance described in the following paragraph.

     Harleysville Group has a reinsurance agreement with Mutual whereby Mutual reinsures accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement excludes catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplements the existing external catastrophe reinsurance program. Harleysville Group ceded to Mutual premiums earned of $2,196,000 and $2,164,000 and losses incurred of $(24,000) and $(440,000), for the three months ended September 30, 2005 and 2004, respectively. Harleysville Group ceded to Mutual premiums earned of $6,607,000 and $6,424,000 and losses incurred of $(114,000) and $544,000 for the nine months ended September 30, 2005 and 2004, respectively. Harleysville Group and Mutual have agreed to terminate this agreement on December 31, 2005.

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

4  -  Cash  Flows

     Net cash tax payments (refunds) of $8,600,000 and $(13,709,000) were made (received) in the first nine months of 2005 and 2004, respectively. Cash interest payments of $6,245,000 and $6,043,000 were made in the first nine months of 2005 and 2004, respectively.

           HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                            (UNAUDITED)

           NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                            (Continued)


5  -  Segment  Information

     The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

     Financial  data  by  segment  is  as  follows:





                                            FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                               2005       2004          2005        2004
                                             -------     ------        -------     -------
                                                             (in thousands)
Revenues:
  Premiums earned:
    Commercial lines                        $173,948     $169,680      $512,119    $495,791
    Personal lines                            38,379       42,961       116,753     131,450
                                            --------     --------      --------    --------
       Total premiums earned                 212,327      212,641       628,872     627,241
    Net investment income                     23,064       21,499        67,403      64,578
    Realized investment gains (losses)            (1)         104            67      12,651
    Other                                      3,811        4,024        12,252      12,259
                                            --------     --------      --------    --------
Total revenues                              $239,201     $238,268      $708,594    $716,729
                                            ========     ========      ========    ========
Income before income taxes:
    Underwriting gain (loss):
      Commercial lines                      $ (5,742)    $(13,517)     $(25,740)   $(39,523
      Personal lines                           2,497          344         4,028      (4,506)
                                            --------     --------      --------    --------
        SAP underwriting loss                 (3,245)     (13,173)      (21,712)    (44,029)
        GAAP adjustments                         480        1,566         5,533       6,451
                                            --------     --------      --------    --------
        GAAP underwriting loss                (2,765)      11,607)      (16,179)    (37,578)
      Net investment income                   23,064       21,499        67,403      64,578
      Realized investment gains (losses)          (1)         104            67      12,651
      Other                                    1,115         (327)        3,001       2,080
                                            --------     --------      --------    --------
Income before income taxes                  $ 21,413     $  9,669      $ 54,292    $ 41,731
                                            ========     ========      ========    ========


           HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                            (UNAUDITED)

           NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                            (Continued)


6  -  Comprehensive  Income

     Comprehensive income for the three and nine months ended September 30, 2005 and 2004 consisted of the following (all amounts are net of taxes):





                                            FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                               2005        2004          2005        2004
                                             -------     -------       --------    --------
                                                             (in thousands)

Net income                                  $ 16,441     $ 8,880       $ 42,950    $ 35,101
Other comprehensive income (loss):
  Unrealized investment holding gains
    (losses) arising during period           (11,363)      8,152        (17,170)     (6,449)
Less:
  Reclassification adjustment for gains
    included in net income                                   (65)           (44)     (8,196)
                                            --------     -------       --------    --------
Net unrealized investment gains (losses)     (11,363)      8,087        (17,214)    (14,645)
                                            --------     -------       --------    --------

Comprehensive income                        $  5,078     $16,967       $ 25,736    $ 20,456
                                            ========     =======       ========    ========



7  -  Pension

     Harleysville Group Inc. has a pension plan that covers substantially all full-time employees. The net periodic pension cost for the plan including Mutual consists of the following components:





                                            FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                               2005       2004          2005        2004
                                             -------     ------        -------     -------
                                                             (in thousands)

Components of net periodic pension cost:
  Service cost                              $ 2,315      $ 2,007       $ 6,733     $ 5,992
  Interest cost                               2,986        2,821         8,962       8,361
  Expected return on plan assets             (3,018)      (3,101)       (8,598)     (9,141)
  Recognized net actuarial loss               1,134          600         3,358       1,635
  Amortization of prior service cost             52           52           156         157
  Net transition amortization                    13           14            40          39
                                            -------      -------       -------     -------
Net periodic pension cost:
  Entire plan                               $ 3,482      $ 2,393       $10,651     $ 7,043
                                            =======      =======       =======     =======
  Harleysville Group portion                $ 2,308      $ 1,589       $ 7,057     $ 4,658
                                            =======      =======       =======     =======


           HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES
                            (UNAUDITED)

           NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                            (Continued)


     Harleysville Group's expected portion of the 2005 contribution to the pension plan is $8,015,000. Contributions of $5,963,000 were made in the nine months ended September 30, 2005.

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

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

ITEM  2   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                         AND  RESULTS  OF OPERATIONS


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

       -  cash  available  for  investing  activities

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

     The application of certain of these critical accounting policies to the periods ended September 30, 2005 and 2004 is discussed in greater detail below.

Results  of  Operations

     Premiums earned decreased $0.3 million during the three months ended September 30, 2005, and increased $1.6 million during the nine months ended
September 30, 2005, compared to the same prior year periods. The changes are primarily due to increases in premiums earned for commercial lines of $4.3 million and $16.3 million partially offset by decreases of $4.6 million and $14.7 million in personal lines premiums earned for the three and nine months ended September 30, 2005, respectively. The increases in premiums earned for commercial lines were 2.5% and 3.3% for the three and nine months ended September 30, 2005, respectively, primarily due to higher average premiums. The declines in premiums earned for personal lines were 10.7% and 11.2% for the three and nine months ended September 30, 2005, respectively, primarily due to fewer policy counts. The reduction in personal lines volume was driven primarily by a reduction of personal automobile business from the continued implementation of more stringent underwriting processes.

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                         AND  RESULTS  OF OPERATIONS
                                 (Continued)

     Investment income increased $1.6 million and $2.8 million for the three and nine months ended September 30, 2005, respectively, compared to the same prior year periods, resulting from an increase in invested assets partially offset by a lower yield on the fixed maturity investment portfolio.

     Realized investment gains decreased $12.6 million for the nine months ended September 30, 2005, as compared to the same period in the prior year, and were essentially unchanged for the three months ended September 30, 2005. The nine-month decrease primarily resulted from gains on the sale of two equity securities in the first quarter of 2004.

     Harleysville Group holds securities with unrealized losses at September 30, 2005 as follows:




                                                            LENGTH OF UNREALIZED LOSS
                                                            -------------------------
                                                UNREALIZED     LESS THAN   OVER 12
                                    FAIR VALUE     LOSS        12 MONTHS   MONTHS
                                    ----------  ----------     ---------   -------
                                                     (in thousands)

Fixed maturities:
  U.S. Treasury securities and
    obligations of U.S. government
    corporations and agencies       $151,823    $ 1,708        $1,050      $  658
  Obligations of states and
    political subdivisions           161,013      2,976         1,373       1,603
  Corporate securities               238,094      5,850         3,078       2,772
  Mortgage-backed securities          83,496        846           754          92
                                    --------    -------        ------      ------
      Total fixed maturities        $634,426    $11,380        $6,255      $5,125
                                    ========    =======        ======      ======
      Equity securities             $ 20,627    $   756        $  756      $ -
                                    ========    =======        ======      ======



     There are 20 positions that comprise the unrealized loss in equity investments at September 30, 2005. All have had volatile price movements and have not been significantly below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in the future.

     Of the total fixed maturity securities with an unrealized loss at September 30, 2005, securities with a fair value of $498.4 million and an unrealized loss of $8.6 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $136.0 million and an unrealized loss of $2.8 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                         AND  RESULTS  OF OPERATIONS
                                 (Continued)

     The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to the impact of the higher market interest rates rather than a decline in credit quality. There are $139.5 million in fixed maturity securities, at fair value, that at September 30, 2005, had been below amortized cost for over twelve months. Of the $5.1 million of unrealized losses on such securities, $3.5 million relates to securities which carry investment grade ratings and have declined in fair value roughly in line with market interest rate changes. The remaining $1.6 million of unrealized losses are comprised of airline enhanced equipment trust certificates (EETC) as follows:




                                   FAIR      MATURITY
                         COST      VALUE      DATES
                        -------    -----    ---------
                             (in thousands)
American Airlines       $14,370    $13,214    2011
United Airlines           6,925      6,578    2010-2012
Other airlines            2,000      1,935    2011
                        -------    -------
                        $23,295    $21,727
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

     Income before income taxes increased $11.7 million for the three months ended September 30, 2005, compared to the same prior year period. The increase was primarily due to the increase in investment income and a lower underwriting loss. Income before income taxes increased $12.6 million for the nine months ended September 30, 2005 compared to the same prior year period. The increase was primarily due to the increase in investment income and a lower underwriting loss, partially offset by lower realized investment gains. The lower underwriting losses were primarily due to lower catastrophe losses and lesser loss severity. Catastrophe losses were $2.4 million and $4.0 million for the three and nine months ended September 30, 2005, respectively, as compared to $6.1 million and $10. 0 million for the three and nine months ended September 30, 2004, respectively.

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                         AND  RESULTS  OF OPERATIONS
                                 (Continued)

     An insurance company's statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium, (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium, and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group's statutory combined ratio decreased to 102.5% and 102.8% for the three and nine months ended September 30, 2005, respectively from 106.6% and 106.4% for the three and nine months ended September 30, 2004, respectively. Such decreases were due to improved underwriting results in both commercial lines and personal lines, primarily resulting from improved loss experience and lower catastrophe losses in the 2005 periods. The improved loss experience reflects lower claim severity in general and lower claim frequency in property coverages.

     The statutory combined ratios by line of business for the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, were as follows:



                                      FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                       ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,

                                         2005       2004        2005       2004
                                        ------     ------      ------     ------
Commercial:
  Automobile                            104.5%     103.8%      100.8%     103.8%
  Workers compensation                  118.6%     131.2%      122.6%     125.4%
  Commercial multi-peril                101.0%     105.8%      102.0%     105.4%
  Other commercial                      102.5%     103.4%       95.9%      93.5%
    Total commercial                    104.7%     108.6%      103.9%     106.7%

Personal:
  Automobile                             98.1%     113.0%      102.8%     114.0%
  Homeowners                             88.8%      78.3%       94.5%      91.2%
  Other personal                         67.5%      88.0%       73.1%     103.8%
    Total personal                       92.8%      99.0%       97.9%     105.3%

      Total personal and commercial     102.5%     106.6%      102.8%     106.4%


                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                         AND  RESULTS  OF OPERATIONS
                                 (Continued)

     The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:






                                       SEPTEMBER 30,        DECEMBER 31,
                                           2005                2004
                                       ------------         ------------
                                                 (in thousands)

Commercial:
  Automobile                           $  274,547           $  249,044
  Workers compensation                    306,137              298,994
  Commercial multi-peril                  423,390              371,247
  Other commercial                         82,584               70,535
                                       ----------           ----------
    Total commercial                    1,086,658              989,820
                                       ----------           ----------
Personal:
  Automobile                               96,782              103,050
  Homeowners                               39,351               37,026
  Other personal                            1,354                1,713
                                       ----------           ----------
    Total personal                        137,487              141,789
                                       ----------           ----------

      Total personal and commercial     1,224,145            1,131,609

Plus reinsurance recoverables             224,393              186,126
                                       ----------           ----------

    Total liability                    $1,448,538           $1,317,735
                                       ==========           ==========


     The commercial lines statutory combined ratio decreased to 104.7% and 103.9% for the three and nine months ended September 30, 2005, respectively, from 108.6% and 106.7% for the three and nine months ended September 30, 2004, respectively. The decreases were primarily due to lower loss severity and lower property losses.

     There was $11.7 million of net favorable development in the provision for insured events in prior years for the nine months ended September 30, 2005 ($2.9 million in the third quarter of 2005) of which $5.6 million was in commercial lines and $6.1 million was in personal lines. Approximately $4.4 million of the $11.7 million of favorable development related to the liability for unpaid loss settlement expenses. The remaining favorable development primarily related to the 2004 and 2003 accident years partially offset by adverse development in the prior accident years. There was $9.1 million of net adverse development in the provision for insured events in prior years for the nine months ended September 30, 2004 ($6.1 million in the third quarter of 2004).

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                         AND  RESULTS  OF OPERATIONS
                                 (Continued)

     The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group's pooling share of the total pooled amounts:






                                                FOR THE NINE MONTHS      FOR THE YEAR ENDED
                                             ENDED SEPTEMBER 30, 2005    DECEMBER 31, 2004
                                             ------------------------    ------------------
                                                             (dollars in thousands)

Number of claims pending, beginning of period         6,832                      8,005
Number of claims reported                             7,093                     10,632
Number of claims settled or dismissed                (7,531)                   (11,805)
                                                    -------                   --------
Number of claims pending, end of period               6,394                      6,832
                                                    =======                   ========
Losses paid                                         $49,718                   $ 73,548
Loss settlement expenses paid                       $10,771                   $ 15,831


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

     Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. Reorganization of the claims operation in recent years has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and give rise to uncertainty as to the pattern of future loss settlements. Litigation on bodily injury liability cases is higher for the past three years while the rate of settlement is slower. These changed patterns give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury liability claims. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at September 30, 2005. For every 1% change in the aggregate estimate across all lines, the effect on pre-tax income would be $12.2 million.

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

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                         AND  RESULTS  OF OPERATIONS
                                 (Continued)

     The personal lines statutory combined ratio decreased to 92.8% and 97.9% for the three and nine months ended September 30, 2005 from 99.0% and 105.3% for the three and nine months ended September 30, 2004. The decreases primarily were due to generally lower loss severity.

     Net catastrophe losses decreased $3.7 million and $5.9 million for the three and nine months ended September 30, 2005, respectively, primarily due to less severe catastrophes in the 2005 periods. The three months ended September 30, 2004 includes $6.1 million of losses from weather related catastrophes, primarily four hurricanes.

     The income tax expense for the three and nine months ended September 30, 2005 includes the tax benefit of $2.5 million and $7.7 million associated with tax-exempt income compared to $2.6 million and $8.0 million in the same prior year periods.

     Other underwriting expenses increased $4.7 million for the three months ended September 30, 2005 compared to the same prior year period. A severance charge of $1.6 million was incurred during the three months ended September 30, 2005 related to ongoing expense-reduction initiatives. An estimated $0.6 million severance charge is expected to be recorded in the fourth quarter of 2005 related to a further expense-reduction initiative begun in the fourth quarter. The remaining increase in other underwriting expenses related to higher incentive costs, primarily for agents.

     Other expense decreased $1.7 million for the three months ended September 30, 2005 primarily related to the write-off of capitalized costs for a software project during the three months ended September 30, 2004.

     Harleysville Group and Mutual agreed on August 2, 2005 to terminate the reinsurance agreement whereby Mutual reinsures certain accumulated catastrophe losses as described in Note 3 of Notes to Consolidated Financial Statements. The agreement will terminate on December 31, 2005. The coverage will not be replaced as it is no longer needed based on our current catastrophe risk profile. Harleysville Group ceded to Mutual premiums earned of $6.6 million and $6.4 million and losses incurred of $(0.1) million and $0.5 million for the nine months ended September 30, 2005 and 2004, respectively.

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                         AND  RESULTS  OF OPERATIONS
                                 (Continued)

Liquidity  and  Capital  Resources

     Operating activities provided $115.9 million and $70.2 million of net cash for the nine months ended September 30, 2005 and 2004, respectively. The change primarily is from greater underwriting cash flow primarily due to lower paid losses.

     Investing activities used $101.5 million and $70.4 million of net cash for the nine months ended September 30, 2005 and 2004, respectively. The increase is primarily due to an increase in net purchases of fixed maturity and equity investments partially offset by a decrease in the purchase of short-term investments.

     Financing activities used $11.0 million and $12.2 million of net cash for the nine months ended September 30, 2005 and 2004, respectively. The change is primarily due to an increase in the issuance of common stock.

    Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At September 30, 2005, Harleysville Group held cash collateral of $121.4 million related to securities on loan with a market value of $117.8 million. Harleysville Group's policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, A-rated corporate obligations, AAA-rated asset-backed securities or GIC's and Funding Agreements from issuers rated A or better. The securities on loan to others have been segregated from the other invested assets on the balance sheet. In addition, the assets and liabilities have been grossed up to reflect the collateral held under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                         AND  RESULTS  OF OPERATIONS
                                 (Continued)


     Harleysville Group Inc. maintained $9.6 million of cash and marketable securities at September 30, 2005 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock.


     RISK  FACTORS

     The business, results of operations and financial condition, and therefore the value of Harleysville Group's securities, are subject to a number of risks. Some of those risks are set forth in the Company's annual report on Form 10-K for fiscal year 2004, filed with the Securities and Exchange Commission on March 14, 2005.

                   HARLEYSVILLE  GROUP  INC  AND  SUBSIDIARIES

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

     Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2004 to September 30, 2005. In addition, the Company has maintained approximately the same investment mix during this period.

                   HARLEYSVILLE  GROUP  INC  AND  SUBSIDIARIES

     Item  4.                Controls and Procedures


(a) Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005, which is the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective and as such provide for a mechanism whereby
     (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Change in internal control over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   HARLEYSVILLE  GROUP  INC.  AND  SUBSIDIARIES

                         PART II.  OTHER INFORMATION


ITEM  6.    a.  Exhibits

            10.1 Settlement, Non-solicitation and Release Agreement with former executive officer.

            31.1 Certification of Chief Executive Officer Pursuant to Rule 3a-14(a) of the Exchange Act.

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


                                            HARLEYSVILLE GROUP INC.


Date:  November 2, 2005                By:  /s/ ARTHUR E. CHANDLER
                                            -----------------------------
                                            Arthur E. Chandler
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

    a) All significant deficiencies and material weaknesses in the design or or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   November  2,  2005            /s/   MICHAEL  L.  BROWNE
                                      --------------------------------------
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

    c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

    d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   November  2,  2005            /s/   ARTHUR E. CHANDLER
                                      --------------------------
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

                             HARLEYSVILLE GROUP INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Harleysville Group Inc. (the "Company") on Form 10-Q for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Browne, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  November  2,  2005           /s/  MICHAEL L. BROWNE
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

                             HARLEYSVILLE GROUP INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Harleysville Group Inc. (the "Company") on Form 10-Q for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arthur E. Chandler, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the
         Securities  Exchange  Act  of  1934;  and

(2) The information contained in the Report fairly presents, in all material respects, the financial  condition  and  results  of  operations  of  the  Company.


Date:  November  2,  2005             /s/  ARTHUR  E. CHANDLER
                                      ----------------------------
                                      Arthur  E.  Chandler
                                      Senior  Vice  President  and
                                      Chief  Financial  Officer