Form 10-K/A
period 2004-12-31
HARLEYSVILLE GROUP INC
filed 2006-01-06
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM TO.

                         COMMISSION FILE NUMBER 0-14697

                             HARLEYSVILLE GROUP INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                    51-0241172
            (State or other jurisdiction       (IRS Employer
                 of incorporation)          Identification No.)

             355 MAPLE AVENUE, HARLEYSVILLE, PENNSYLVANIA 19438-2297
                    (Address of principal executive offices)

         REGISTRANTS TELEPHONE NUMBER INCLUDING AREA CODE (215) 256-5000
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, $1 PAR VALUE
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes    No X
                                               ---   ---

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes    No X
                                                                 ---   ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---   ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                 ---   ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes    No  X
                                     ---    ---

On June 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $244,693,791.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date: 30,293,759 shares of Common Stock outstanding on March 1, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's proxy statement relating to the annual meeting of stockholders to be held April 27, 2005 are incorporated by reference in Parts I and III of this report.

                                EXPLANATORY NOTE

     The Registrant is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2004 to amend the certifications made by the Registrant's officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to acknowledge the certifying officers' responsibility for establishing and maintaining internal control over financial reporting.


                                    SIGNATURE

     Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004 to be signed on its behalf by the undersigned hereunto duly authorized.



                                    HARLEYSVILLE GROUP INC.

Date:  January 6, 2006        By: /s/ ARTHUR E. CHANDLER
                                  ------------------------------------
                                  Arthur E. Chandler
                                  Senior Vice President and
                                  Chief Financial Officer