Form 10-K
period 2005-12-31
HARLEYSVILLE GROUP INC
filed 2006-03-10
CIK 792013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————

FORM 10-K

——————

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Common Stock, $1 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☒              Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ No ☒.

On June 30, 2005 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $278,661,211.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 30,709,049 shares of Common Stock outstanding on March 1, 2006

DOCUMENTS INCORPORATED BY REFERENCE:

1.

Portions of the Registrant’s proxy statement relating to the annual meeting of stockholders to be held April 26, 2006 are incorporated by reference in Parts I and III of this report.

HARLEYSVILLE GROUP INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2005

PART I

Item 1.

Business.

General

Harleysville Group Inc. (the “Company”) is an insurance holding company headquartered in Pennsylvania which, through its subsidiaries, engages in the property and casualty insurance business on a regional basis. As used herein, “Harleysville Group” refers to Harleysville Group Inc. and its subsidiaries.

The Company is a Delaware corporation formed by Harleysville Mutual Insurance Company (the “Mutual Company”) in 1979 as a wholly-owned subsidiary. In May 1986, the Company completed an initial public offering of its common stock, reducing the percentage of outstanding shares owned by the Mutual Company to approximately 70%. In April 1992, the Mutual Company completed a secondary public offering of a portion of the Company’s common stock then owned by it, further reducing the percentage of outstanding shares owned by the Mutual Company. At December 31, 2005, the Mutual Company owned approximately 56% of the Company’s outstanding shares.

Harleysville Group and the Mutual Company operate together to pursue a strategy of underwriting a broad array of personal and commercial coverages. These insurance coverages are marketed primarily in the eastern and midwestern United States through approximately 1,500 insurance agencies. Regional offices are maintained in Georgia, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, and Virginia. The Company’s property and casualty insurance subsidiaries are: Harleysville-Atlantic Insurance Company (“Atlantic”), Harleysville Insurance Company (“HIC”), Harleysville Insurance Company of New Jersey (“HNJ”), Harleysville Insurance Company of New York (“HIC New York”), Harleysville Insurance Company of Ohio (“HIC Ohio”), Harleysville Lake States Insurance Company (“Lake States”), Harleysville Preferred Insurance Company (“Preferred”), Harleysville Worcester Insurance Company (“Worcester”), and Mid-America Insurance Company (“Mid-America”).

The Company operates regionally. Management believes that the Company’s regional organization permits each regional operation to benefit from economies of scale provided by centralized support while encouraging local marketing autonomy and managerial entrepreneurship. Services which directly involve the insured or the agent (i.e., underwriting, claims and marketing) generally are performed regionally in accordance with Company-wide standards to promote high quality service, while actuarial, investment, legal, data processing and similar services are performed centrally. The Company’s network of regional insurance companies has expanded significantly in the last twenty-two years. In 1983, the Company acquired Worcester, a property and casualty insurer which has conducted business in New England since 1823. In 1984, HNJ was formed by the Company and began underwriting property and casualty insurance in New Jersey. In 1987, the Company acquired Atlantic, a property and casualty insurer which has conducted business in the southeastern United States since 1905. In 1991, the Company acquired Mid-America (formerly named Connecticut Union Insurance Company), which conducted business in Connecticut, and HIC New York, which primarily conducts business in upstate New York. In 1993, the Company acquired Lake States, which primarily conducts business in Michigan. In 1994, the Company formed HIC Ohio which began underwriting property and casualty insurance in Ohio. In 1997, the Company acquired HIC, which primarily conducts business in Minnesota and neighboring states.

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

The following table sets forth ratios for the Company’s property and casualty subsidiaries, prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with statutory accounting practices (“SAP”) prescribed or permitted by state insurance authorities. The statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (i) the ratio of incurred losses and loss settlement expenses to net earned premium (“loss ratio”); (ii) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium (“expense ratio”); and (iii) the ratio of dividends to policyholders to net earned premium (“dividend ratio”). The GAAP combined ratio is calculated in the same manner except that it is based on GAAP amounts and the denominator for each component is net earned premium. When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. Harleysville Group’s operating income is a function of both underwriting results and investment income.

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2005	2004	2003
GAAP combined ratio	101.9%	105.6%	121.6%
Statutory operating ratios:
Loss ratio	67.4%	72.3%	88.9%
Expense and dividend ratios	34.8%	33.6%	34.3%
Statutory combined ratio	102.2%	105.9%	123.2%

The following table sets forth the net written premiums and combined ratios by line of insurance, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for Harleysville Group for the periods indicated:

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Net Premiums Written
Commercial:
Automobile	$221,680	$227,105	$221,818
Workers compensation	95,877	96,543	107,415
Commercial multi-peril	306,267	287,824	258,854
Other commercial	68,532	66,946	69,450
Total commercial	692,356	678,418	657,537
Personal:
Automobile	78,787	90,947	112,287
Homeowners	59,175	61,108	65,740
Other personal	8,726	9,230	7,971
Total personal	146,688	161,285	185,998
Total Harleysville Group Business	$839,044	$839,703	$843,535
Combined Ratios
Commercial:
Automobile	101.1%	104.4%	112.1%
Workers compensation	124.0%	122.6%	178.2%
Commercial multi-peril	101.5%	105.5%	118.3%
Other commercial	98.7%	95.5%	87.9%
Total commercial	104.3%	106.7%	123.6%
Personal:
Automobile	99.2%	113.9%	124.6%
Homeowners	87.6%	87.5%	114.6%
Other personal	72.3%	87.7%	137.0%
Total personal	93.1%	102.8%	121.8%
Total Harleysville Group Business	102.2%	105.9%	123.2%

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

TOTAL POOLED BUSINESS

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Net Premiums Written
Commercial:
Automobile	$308,576	$316,180	$308,839
Workers compensation	133,161	134,088	149,188
Commercial multi-peril	432,788	406,720	365,920
Other commercial	96,782	94,535	98,173
Total commercial	971,307	951,523	922,120
Personal:
Automobile	109,840	126,801	156,533
Homeowners	84,310	87,051	93,577
Other personal	12,119	12,819	11,071
Total personal	206,269	226,671	261,181
Total pooled business	$1,177,576	$1,178,194	$1,183,301
Combined Ratios(1)
Commercial:
Automobile	101.0%	104.2%	112.0%
Workers compensation	124.4%	123.5%	179.0%
Commercial multi-peril	99.9%	104.0%	117.2%
Other commercial	97.5%	94.2%	86.7%
Total commercial	103.5%	106.0%	123.1%
Personal:
Automobile	100.9%	116.8%	127.5%
Homeowners	85.3%	85.9%	113.9%
Other personal	72.3%	87.7%	137.0%
Total personal	93.1%	103.7%	123.2%
Total pooled business	101.6%	105.5%	123.1%

———————

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

TOTAL POOLED BUSINESS

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Reserves for losses and loss settlement expenses, beginning of the year	$1,613,374	$1,514,548	$1,224,380
Incurred losses and loss settlement expenses:
Provision for insured events of the current year	811,778	825,215	856,936
Increase (decrease) in provisions for insured events of prior years	(19,545)	24,381	173,441
Total incurred losses and loss settlement expenses	792,233	849,596	1,030,377
Payments:
Losses and loss settlement expenses attributable to insured events of the current year	254,441	260,417	302,354
Losses and loss settlement expenses attributable to insured events of prior years	389,968	490,353	437,855
Total payments	644,409	750,770	740,209
Reserves for losses and loss settlement expenses, end of the year	$1,761,198	$1,613,374	$1,514,548

The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses from 1995 through 2005 for the pooled business of the Mutual Company and Harleysville Group on a statutory basis. “Reserve for losses and loss settlement expenses” sets forth the estimated liability for unpaid losses and loss settlement expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss settlement expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported.

The “Reserves reestimated” portion of the table shows the reestimated amount of the previously recorded liability based on experience of each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. For example, the 1995 liability has developed a redundancy after ten years, in that reestimated losses and loss settlement expenses are expected to be lower than the initial estimated liability established in 1995 of $900.3 million by $99.2 million, or 11.0%.

The “Cumulative amount of reserves paid” portion of the table shows the cumulative losses and loss settlement expense payments made in succeeding years for losses incurred prior to the balance sheet date. For example, the 1995 column indicates that as of December 31, 2005, payments of $794.6 million of the currently reestimated ultimate liability for losses and loss settlement expenses had been made.

The “Redundancy (deficiency)” portion of the table shows the cumulative redundancy or deficiency at December 31, 2005 of the reserve estimate shown on the top line of the corresponding column. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss settlement expenses or were reevaluated at less than the original reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss settlement expenses or were reevaluated at more than the originally reserved amounts.

The following table includes all 2005 pool participants as if they had participated in the pooling arrangement in all years indicated except for acquired pool participant companies, which are included from their date of acquisition. Under the terms of the pooling arrangement, Harleysville Group is not responsible for losses on the pooled business occurring prior to January 1, 1986.

TOTAL POOLED BUSINESS

	Year ended December 31,
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(dollars in thousands)
Reserve for losses and loss settlement expenses	$900,336	$1,033,3766	$1,124,910	$1,172,664	$1,181,066	$1,136,848	$1,147,517	$1,224,380	$1,514,548	$1,613,374	$1,761,198
Reserves reestimated:
One year later	856,493	995,656	1,068,687	1,090,640	1,115,747	1,114,404	1,143,701	1,397,821	1,538,929	1,593,829
Two years later	820,894	961,228	1,005,208	1,042,183	1,097,544	1,124,881	1,308,498	1,459,056	1,566,305
Three years later	799,191	918,006	972,318	1,027,968	1,106,107	1,245,333	1,369,239	1,501,724
Four years later	768,704	894,015	961,721	1,028,927	1,182,626	1,290,895	1,413,644
Five years later	748,667	887,697	962,861	1,073,694	1,214,740	1,325,808
Six years later	743,859	890,713	995,904	1,099,420	1,244,763
Seven years later	747,954	912,615	1,018,216	1,126,334
Eight years later	766,964	934,640	1,039,515
Nine years later	785,850	952,437
Ten years later	801,091
Cumulative amount of reserves paid:
One year later	273,744	328,691	338,377	358,526	391,524	395,561	372,642	437,855	490,353	389,968
Two years later	448,497	523,307	540,522	562,908	609,016	609,777	654,045	759,313	742,476
Three years later	566,804	656,234	674,740	695,315	753,893	801,234	884,746	935,691
Four years later	643,451	741,013	756,502	777,204	864,840	945,886	1,005,199
Five years later	690,301	790,902	801,602	838,597	951,286	1,019,943
Six years later	720,664	821,164	837,855	892,222	1,001,074
Seven years later	740,151	845,843	877,219	926,315
Eight years later	759,217	873,007	902,405
Nine years later	778,441	893,244
Ten years later	794,607
Cumulative redundancy/ (deficiency)	99,245	80,939	85,395	46,330	(63,697)	(188,960)	(266,127)	(277,344)	(51,757)	19,545
Cumulative redundancy/ (deficiency) expressed as a percent of year-end reserves	11.0%	7.8%	7.6%	4.0%	(5.4)%	(16.6)%	(23.2)%	(22.7)%	(3.4)%	1.2%
Cumulative redundancy/ (deficiency) excluding pre-1986 reserve development (1)	138,158	115,107	114,652	73,100	(38,459)	(166,109)	(244,103)	(257,501)	(39,584)	24,599

———————

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

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Reserves for losses and loss settlement expenses, beginning of the year	$1,131,609	$1,062,660	$857,182
Incurred losses and loss settlement expenses:
Provision for insured events of the current year	584,929	593,198	608,816
Increase (decrease) in provision for insured events of prior years	(17,533)	12,462	119,059
Total incurred losses and loss settlement expenses	567,396	605,660	727,875
Payments:
Losses and loss settlement expenses attributable to insured events of the current year	183,645	186,629	210,173
Losses and loss settlement expenses attributable to insured events of prior years	278,270	350,082	312,224
Total payments	461,915	536,711	522,397

Reserves for losses and loss settlement expenses, end of the year	$1,237,090	$1,131,609	$1,062,660

See page 11 for reconciliation of net reserves to gross reserves.

Harleysville Group recognized net favorable development in the provision for insured events of prior years of $17,533,000 in 2005 primarily due to lower-than-expected claims severity in accident years 2004 and 2003, partially offset by greater-than-expected claims severity in commercial lines in 2002 and prior accident years. The favorable development consisted of $3,940,000 in commercial lines and $13,593,000 in personal lines.

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

Loss development information for the total pooled business is presented on pages 6 to 8 to provide greater analysis of underlying claims development.

HARLEYSVILLE GROUP BUSINESS

	Year Ended December 31,
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(dollars in thousands)
Reserve for losses and loss settlement expenses	$576,653	$718,700	$793,563	$813,519	$823,914	$792,584	$800,861	$857,182	$1,062,660	$1,131,609	$1,237,090
Reserves reestimated:
One year later	541,654	688,972	750,956	753,987	774,977	775,234	796,213	976,241	1,075,122	1,114,076
Two years later	513,555	662,393	704,157	717,324	761,234	781,117	909,048	1,015,209	1,091,322
Three years later	496,138	630,170	678,757	706,491	765,816	862,320	947,660	1,042,276
Four years later	473,084	611,179	670,534	705,615	815,380	889,996	975,978
Five years later	456,940	606,037	669,789	732,315	833,373	911,482
Six years later	452,885	606,642	688,055	745,714	851,335
Seven years later	454,267	616,886	698,996	761,438
Eight years later	462,428	627,620	710,694
Nine years later	470,901	636,796
Ten years later	478,237

Cumulative amount of reserves paid:
One year later	105,774	200,907	228,622	252,972	279,153	282,110	265,422	312,224	350,082	278,270
Two years later	204,030	330,158	371,624	397,685	433,901	434,579	465,001	541,063	529,126
Three years later	281,546	423,337	465,897	491,274	536,547	569,696	628,494	665,513
Four years later	334,204	482,016	523,050	548,696	613,701	671,230	712,677
Five years later	365,574	516,221	553,984	590,172	673,327	722,038
Six years later	385,720	536,473	577,360	626,171	706,659
Seven years later	398,214	551,515	603,092	648,203
Eight years later	409,215	568,463	618,715
Nine years later	420,446	580,524
Ten years later	429,575

Net cumulative redundancy/ (deficiency)	98,416	81,904	82,869	52,081	(27,421)	(118,898)	(175,117)	(185,094)	(28,662)	17,533

Net cumulative redundancy/ (deficiency) expressed as a percent of year end reserves	17.1%	11.4%	10.4%	6.4%	(3.3)%	(15.0)%	(21.9)%	(21.6)%	(2.7)%	1.5%

Gross reserve	$645,941	$796,820	$868,393	$893,420	$901,352	$864,843	$879,056	$928,335	$1,219,977	$1,317,735	$1,480,802
Ceded reserve	69,288	78,120	74,830	79,901	77,438	72,259	78,195	71,153	157,317	186,126	243,712
Net reserve	$576,653	$718,700	$793,563	$813,519	$823,914	$792,584	$800,861	$857,182	$1,062,660	$1,131,609	$1,237,090

Gross cumulative redundancy/ (deficiency)	$37,608	$17,667	$6,944	$(20,367)	$(119,630)	$(234,989)	$(285,994)	$(295,599)	$(63,844)	$17,136

Gross re-estimated	$608,333	$779,153	$861,449	$913,787	$1,020,982	$1,099,832	$1,165,050	$1,223,934	$1,283,821	$1,300,599
Ceded re-estimated	130,096	142,357	150,755	152,349	169,647	188,350	189,072	181,658	192,499	186,523
Net re-estimated	$478,237	$636,796	$710,694	$761,438	$851,335	$911,482	$975,978	$1,042,276	$1,091,322	$1,114,076

———————

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

Reinsurance for property and auto physical damage losses is currently maintained under a per risk excess of loss treaty affording recovery to $8.5 million above a retention of $1.5 million. Harleysville Group’s 2005 pooling share of such recovery would be $6.1 million above a retention of $1.1 million. In addition, the Company’s subsidiaries and the Mutual Company and its wholly-owned subsidiaries are reinsured under a catastrophe reinsurance treaty effective for one year from July 1, 2005 which provides coverage ranging from 85% to 100% of up to $205.0 million in excess of a retention of $30.0 million for any given catastrophe. Harleysville Group’s 2005 pooling share of this coverage would range from 85% to 100% of up to $147.6 million in excess of a retention of $21.6 million for any given catastrophe. Accordingly, pursuant to the terms of the treaty, the maximum recovery would be $196.5 million for any catastrophe involving an insured loss equal to or greater than $235.0 million. Harleysville Group’s pooling share of this maximum recovery would be $141.5 million for any catastrophe involving an insured loss of $169.2 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Most terrorism losses would not be covered by the treaty. Harleysville Group has not purchased funded catastrophe covers. Harleysville Group and Mutual have purchased property per risk excess of loss reinsurance which covers certain terrorism losses and provides for recovery of up to $8.5 million in excess of $1.5 million of terrorism losses for any one risk under certain circumstances. The maximum recovery by Harleysville Group on a terrorism loss occurrence is $8.6 million.

Casualty reinsurance (including liability and workers compensation) is currently maintained under an excess of loss treaty affording recovery to $38.0 million above a retention of $2.0 million for each loss occurrence. Harleysville Group’s 2005 pooling share of a recovery would be up to $27.4 million above a retention of $1.4 million. In addition, there is reinsurance to protect Harleysville Group from large workers compensation losses. For umbrella liability coverages, reinsurance protection up to $9.0 million is provided over a retention of $1.0 million. Harleysville Group’s 2005 pooling share would provide for recovery of $6.5 million over a retention of $0.7 million. The casualty reinsurance programs provide coverage for a terrorist event with no reinstatement provision.

Harleysville Group had a reinsurance agreement with the Mutual Company whereby the Mutual Company reinsured accumulated catastrophe losses in a quarter up to $14.4 million in excess of $3.6 million in return for a reinsurance premium. The agreement excluded catastrophe losses resulting from earthquakes, hurricanes or terrorism. The agreement was terminated December 31, 2005 and the coverage will not be replaced as it is no longer deemed necessary based on the current catastrophe risk profile.

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

The Company’s subsidiaries and Mutual are servicing carriers in the “Write-Your-Own” (WYO) program of the United States government’s National Flood Insurance Program (NFIP). The WYO program is a cooperative undertaking of the insurance industry and the Federal Emergency Management Agency. As servicing carriers, Harleysville Group and Mutual bear no risk of loss on flood insurance policies. All of the premiums collected on flood insurance policies are ceded to the federal government and, in exchange a servicing fee is received from which agency commission, claim handling fees and other related expenses are paid.

As a writer of personal and commercial automobile policies in the state of Michigan, in compliance with applicable state regulations, Harleysville Group cedes premiums and claims for medical benefits and work loss, above a specified retention amount, to the Michigan Catastrophic Claims Association. For policies effective July 1, 2005 to June 30, 2006, the required retention is $375,000.

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

Marketing. Harleysville Group markets its insurance products through independent agencies and monitors the performance of these agencies relative to many factors including profitability, growth and retention. At December 31, 2005, there were approximately 1,500 agencies.

Investments

An important element of the financial results of Harleysville Group is the return on invested assets. An investment objective of Harleysville Group is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. An objective also is to provide adequate funds to pay claims without forced sales of investments. At December 31, 2005, substantially all of Harleysville Group’s fixed maturity investment portfolio was rated at investment grade and the investment portfolio did not contain any real estate or mortgage loans. Harleysville Group also invests in equity securities with the objective of capital appreciation.

Harleysville Group has adopted and follows an investment philosophy which precludes the purchase of non-investment grade fixed income securities. However, due to uncertainties in the economic environment, it is possible that the quality of investments held in Harleysville Group’s portfolio may change.

The following table shows the composition of Harleysville Group’s fixed maturity investment portfolio at amortized cost, excluding short-term investments, by rating as of December 31, 2005:

	December 31, 2005
	Amount	Percent
	(dollars in thousands)
Rating(1)
U.S. Treasury and U.S. agency bonds (2)	$423,829	23.4%
Aaa	773,307	42.8
Aa	405,936	22.4
A	166,127	9.2
Baa	6,791	0.4
Ba	20,295	1.1
B	4,999	0.3
Not Rated	6,924	0.4
Total	$1,808,208	100.0%

———————

(1)

Ratings assigned by Moody’s Investors Services, Inc.

(2)

Includes GNMA pass-through obligations and collateralized mortgage obligations.

Harleysville Group invests in both taxable and tax-exempt fixed income securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds made up approximately 42%, 46% and 47% of the total investment portfolio at December 31, 2005, 2004 and 2003, respectively.

The following table shows the composition of Harleysville Group’s investment portfolio at carrying value, excluding short-term investments, by type of security as of December 31, 2005:

	December 31, 2005
	Amount	Percent
	(dollars in thousands)
Fixed maturities:
U.S. Treasury obligations	$85,005	4.2%
U.S. agency obligations	109,348	5.5
Mortgage-backed securities	229,223	11.5
Obligations of states and political subdivisions	835,927	41.8
Corporate securities	560,586	28.0
Total fixed maturities	1,820,089	91.0
Equity securities	179,980	9.0
Total	$2,000,069	100.0%

Investment results of Harleysville Group’s fixed maturity investment portfolio are as shown in the following table:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Invested assets(1)	$1,733,086	$1,640,367	$1,529,906
Investment income(2)	$86,463	$84,367	$84,172
Average yield	5.0%	5.1%	5.5%

———————

(1)

Average of the aggregate invested amounts at amortized cost at the beginning and end of the period.

(2)

Investment income does not include investment expenses, realized investment gains or losses or provision for income taxes.

The following table indicates the composition of Harleysville Group’s fixed maturity investment portfolio at carrying value, excluding short-term investments, by time to maturity as of December 31, 2005:

	December 31, 2005
	Amount	Percent
	(dollars in thousands)
Due in(1)
1 year or less	$202,071	11.1%
Over 1 year through 5 years	795,211	43.7
Over 5 years through 10 years	532,309	29.2
Over 10 years	61,275	3.4
	1,590,866	87.4
Mortgage-backed securities	229,223	12.6
Total	$1,820,089	100.0%

———————

(1)

Based on stated maturity dates with no prepayment assumptions. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The average expected life of Harleysville Group’s investment portfolio as of December 31, 2005 was approximately 4.4 years.

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

The Terrorism Risk Insurance Act of 2002 (“the Act”) established a program that provides a backstop for insurance-related losses resulting from any act of terrorism as defined. The Act, originally set to expire in 2005, was extended through December 31, 2007 in December 2005. Under the program, the federal government will pay 90% (85% in 2007) of covered losses after an insurer’s losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. The triggering threshold for certifying an act of terrorism was increased from $5 million of aggregate industry losses in 2005 and prior, to $50 million in 2006 and $100 million in 2007 under the Extended Act.

The statutory formula for determining a company’s deductible for each year is based on the company’s direct commercial earned premiums for the prior calendar year multiplied by a specified percentage. These percentages were raised from 10% for 2004 and 15% for 2005 to 17.5% for 2006 and 20% for 2007. The Extended Act excludes the following lines of business from coverage under the Act and are not to be included in the deductible calculation: commercial auto, burglary and theft, surety, professional liability and farmowners’ multiperil insurance.

The Act requires all property and casualty insurers to make terrorism insurance coverage available in all of their covered commercial property and casualty insurance policies (as defined in the Act).

In the event the Act is not renewed beyond 2007, or is renewed in a materially different form, the Company may have to attempt to obtain appropriate reinsurance for the related terrorism risk, seek exclusion from coverage related to terrorism exposure from the appropriate regulatory authorities, limit certain of its writings, or pursue a solution encompassing aspects of one or all of the foregoing.

The insurance industry has received adverse publicity about alleged anti-competitive activities by certain insurance brokers and insurers. Harleysville Group primarily distributes its products through its agents and writes less than 1% of its premiums through brokers. There are no contingent commission arrangements with such brokers.

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

The Company’s insurance subsidiaries generally are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary, for the preceding year. Applying the current regulatory restrictions as of December 31, 2005, $62.8 million would be available for distribution to Harleysville Group Inc. during 2006 without prior approval. The Company’s insurance subsidiaries paid dividends of $15.0 million in 2005, $26.6 million in 2004, and none in 2003. Of the dividends paid in 2004, $11.6 million were declared by the Company’s insurance subsidiaries in 2002.

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

Harleysville Group is required to file financial statements for its subsidiaries, prepared by using statutory accounting practices, with state regulatory authorities. The adjustments necessary to reconcile net income (loss) and shareholders’ equity determined by using SAP to net income (loss) and shareholders’ equity determined in accordance with GAAP are as follows:

	Net Income (Loss) Year Ended December 31,			Shareholders’ Equity December 31,
	2005	2004	2003	2005	2004
	(in thousands)
SAP amounts	$62,330	$45,776	$(90,621)	$566,802	$509,301
Adjustments:
Deferred policy acquisition costs	3,418	1,722	4,137	104,173	100,755
Deferred income taxes	(513)	325	22,814	33,709	26,867
Unrealized investment gains				13,215	46,921
Pension	(1,701)	1,611	13,385	(25,892)	(22,863)
Other, net	(1,276)	(1,722)	4,544	14,503	20,059
Holding company(1)	(827)	(834)	(1,888)	(92,127)	(93,116)
GAAP amounts	$61,431	$46,878	$(47,629)	$614,383	$587,924

———————

(1)

Represents the GAAP loss and equity amounts for Harleysville Group Inc., excluding the earnings of and investment in subsidiaries.

Relationship with the Mutual Company

Harleysville Group’s operations are interrelated with the operations of the Mutual Company due to the pooling arrangement and other factors. The Mutual Company owned approximately 56% of the issued and outstanding common stock of Harleysville Group Inc. at December 31, 2005. Harleysville Group employees provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. The cost of facilities and employees required to conduct the business of both companies is charged on a cost-allocated basis. Harleysville Group also manages the operations of the Mutual Company and its wholly-owned subsidiaries pursuant to a management agreement which commenced January 1, 1993 under which Harleysville Group receives a management fee. Harleysville Group received $6.7 million, $6.8 million, and $7.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, for all such management services.

All of the Company’s officers are officers of the Mutual Company, and six of the Company’s eight directors are directors of the Mutual Company. A coordinating committee exists to review and evaluate the pooling agreement and other material transactions between Harleysville Group and the Mutual Company and is responsible for matters involving actual or potential conflicts of interest between the two companies. The coordinating committee currently consists of six non-employee directors, two from Harleysville Group Inc. and three from the Mutual Company all of whom are not members of both Boards and one, a non-voting Chairman, who is a member of both Boards. The decisions of the coordinating committee are binding on the two companies. No intercompany transaction can be authorized by the coordinating committee unless both of the Company’s committee members conclude that such transaction is fair and equitable to Harleysville Group. For information concerning the members of the coordinating committee, see “Board and Committee Meetings” section on pages 8 to 11 of the Company’s proxy statement relating to the annual meeting of the shareholders to be held April 26, 2006 which is incorporated by reference in this Form 10-K Report.

The Mutual Company leases the home office from Harleysville Group with which it shares most of the facility. Rental income under the lease was $4.0 million for 2005, $3.7 million for 2004 and $3.6 million for 2003. Harleysville Group believes that the lease terms are no less favorable to it than if the property were leased to a non-affiliate.

In connection with the acquisition of Mid-America and HIC New York, the Company borrowed approximately $18.5 million from the Mutual Company. See Note 7 of the Notes to Consolidated Financial Statements. For additional information with respect to transactions with the Mutual Company, see Note 2 of the Notes to Consolidated Financial Statements.

Employees

All employees are paid by Harleysville Group Inc. and, accordingly, are considered to be employees of Harleysville Group Inc. As of December 31, 2005, there were 2,029 employees. They provide a variety of services to the Mutual Company and its wholly-owned subsidiaries. See “Business-Relationship with the Mutual Company” and Note 2 of the Notes to Consolidated Financial Statements.

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

Item 1A.

Risk Factors.

For a discussion of risk factors, see “Management’s Discussion and Analysis - Risk Factors.”

Item 1B.

Unresolved Staff Comments.

None.

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

Item 3.

Legal Proceedings.

Harleysville Group is a party to numerous lawsuits arising in the ordinary course of its insurance business. Harleysville Group believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition and results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders during the fourth quarter of 2005.

PART II

Item 5.

Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The stock of Harleysville Group Inc. is quoted on the Nasdaq National Market System, and assigned the symbol HGIC. At the close of business on March 1, 2006, the approximate number of holders of record of Harleysville Group Inc.’s common stock was 2,320 (counting all shares held in single nominee registration as one shareholder).

The payment of dividends is subject to the discretion of Harleysville Group Inc.’s Board of Directors which each quarter considers, among other factors, Harleysville Group’s operating results, overall financial condition, capital requirements and general business conditions. The present quarterly dividend of $0.175 per share paid in each of the third and fourth quarters of 2005 is expected to continue during 2006. As a holding company, one of Harleysville Group Inc.’s sources of cash with which to pay dividends is dividends from its subsidiaries. Harleysville Group Inc.’s insurance company subsidiaries are subject to state laws that restrict their ability to pay dividends. See Note 8 of the Notes to Consolidated Financial Statements.

The following table sets forth the amount of cash dividends declared per share, and the high and low bid quotations as reported by Nasdaq for Harleysville Group Inc.’s common stock for each quarter during the past two years.

	High	Low	Cash Dividends Declared
2005
First Quarter	$24.22	$19.75	$.17
Second Quarter	21.28	20.07	.17
Third Quarter	24.04	21.30	.175
Fourth Quarter	27.97	24.00	.175

	High	Low	Cash Dividends Declared
2004
First Quarter	$21.94	$17.65	$.17
Second Quarter	20.14	18.49	.17
Third Quarter	21.12	18.81	.17
Fourth Quarter	24.94	20.76	.17

Securities Authorized for Issuance Under Equity Plans. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.

Selected Financial Data.

At December 31, 2005, Harleysville Group Inc. (Company) was approximately 56% owned by Harleysville Mutual Insurance Company (Mutual). Harleysville Group Inc. and its wholly owned subsidiaries (collectively, Harleysville Group) are engaged in property and casualty insurance. These subsidiaries are: Harleysville-Atlantic Insurance Company, Harleysville Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Lake States Insurance Company, Harleysville Preferred Insurance Company, Harleysville Worcester Insurance Company, Mid-America Insurance Company, and Harleysville Ltd., a real estate partnership that owns the home office.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Income Statement Data(1):
Premiums earned	$841,567	$837,665	$823,407	$764,636	$729,889
Investment income, net	90,572	87,171	86,597	86,265	85,518
Realized investment gains (losses)	233	12,667	(920)	(18,448)	(3,071)
Total revenues	948,340	953,392	924,965	847,736	827,751
Income (loss) before income taxes	78,921	55,637	(89,450)	56,482	51,800
Income taxes (benefit)	17,490	8,759	(41,821)	10,227	8,307
Net income (loss)	61,431	46,878	(47,629)	46,255	43,493
Basic earnings (loss) per share	$2.02	$1.56	$(1.59)	$1.56	$1.49
Diluted earnings (loss) per share	$2.01	$1.55	$(1.59)	$1.53	$1.46
Cash dividends per share	$.69	$.68	$.67	$.63	$.58
Balance Sheet Data at Year End:
Total investments	$2,064,388	$1,966,917	$1,854,633	$1,706,900	$1,611,144
Total assets	2,905,266	2,718,063	2,680,389	2,311,524	2,045,290
Debt	118,500	119,625	120,145	95,620	96,055
Shareholders’ equity	614,383	587,924	572,747	632,112	590,298
Shareholders’ equity per share	$20.07	$19.47	$19.16	$21.13	$20.05

———————

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

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements contained herein (other than statements of historical facts) are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to the Company’s growth and economic, competitive, legislative and regulatory developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect on Harleysville Group. There can be no assurance that future developments will be in accordance with management’s expectations so that the effect of future developments on Harleysville Group will be those anticipated by management. Actual financial results, including premium growth and underwriting results could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves; catastrophe losses; competition in insurance product pricing; government regulation and changes therein which may impede the ability to charge adequate rates; performance of the financial markets; fluctuations in interest rates; availability and price of reinsurance; the Best’s rating of Harleysville Group; and the status of labor markets in which the Company operates.

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

Harleysville Group has written down to fair value, without exception, any equity security that has declined below cost by more than 20% and maintained such decline for six months, or by 50% or more, in the quarter in which either such decline occurred. In some cases, securities that have declined by a lesser amount or for a shorter period of time are written down if the evaluation indicates the decline is other than temporary. Fair value of equity securities is based on the closing market value as reported by a national securities exchange or Nasdaq. The fair value of fixed maturities is based upon data supplied by an independent pricing service. It can be difficult to determine the fair value of non-traded securities but Harleysville Group does not own a material amount of non-traded securities.

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

The application of certain of these critical accounting policies to the years ended December 31, 2005 and 2004 is discussed in greater detail below.

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

The key elements of Harleysville Group’s business model are the sales of properly priced and underwritten personal and commercial property and casualty insurance through independent agents and the investment of the premiums in a manner designed to assure that claims and expenses can be paid while providing a return on the capital employed. Loss trends and investment performance are critical factors in influencing the success of the business model. These factors are affected by the factors impacting the insurance industry in general as described above and factors unique to Harleysville Group as described in the following discussion.

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

Because the pooling agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the pooling agreement provides for the right of offset and the amount of credit risk with Mutual was not material at December 31, 2005 and 2004. Mutual has an A. M. Best rating of “A-” (Excellent).

Harleysville Group has attempted to reduce the potential impact of future catastrophes by achieving greater geographic distribution of risks, reducing exposure in catastrophe-prone areas and through reinsurance, including an agreement with Mutual. Effective January 1, 1997, Harleysville Group entered into a reinsurance agreement with Mutual whereby Mutual, in return for a reinsurance premium, reinsured accumulated catastrophe losses up to $14.4 million in a quarter for 2005, 2004 and 2003. This reinsurance coverage was in excess of a retention of $3.6 million in a quarter for 2005, 2004 and 2003. The agreement excludes catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplements the existing external catastrophe reinsurance program. Under this agreement, Harleysville Group ceded to Mutual premiums earned of $8.8 million, $8.6 million and $8.4 million, and losses incurred of $(0.2) million, $0.7 million and $4.2 million for 2005, 2004 and 2003, respectively. The premiums for this reinsurance were established in consultation with an independent actuarial firm. The agreement was terminated December 31, 2005 and the coverage will not be replaced as it is no longer deemed necessary based on the current catastrophe risk profile.

Harleysville Ltd. is a subsidiary of the Company and leases the home office to Mutual, which shares the facility with Harleysville Group. Rental income under the lease was $4.0 million, $3.7 million and $3.6 million for 2005, 2004 and 2003, respectively, and is included in other income after elimination of intercompany amounts of $2.4 million in 2005, $2.3 million in 2004 and $2.2 million in 2003. The lease has been renewed for a five-year term expiring December 31, 2009 and includes a formula for additional rent for any additions, improvements or renovations. Mutual is responsible for the building operating expenses including maintenance and repairs. The pricing of the lease was based upon an appraisal obtained from an independent real estate appraiser.

Harleysville Group provides certain management services to Mutual and other affiliates. Harleysville Group received a fee of $6.7 million, $6.8 million and $7.2 million in 2005, 2004 and 2003, respectively, for its services under these management agreements. Under related agreements, Harleysville Group serves as the paymaster for Harleysville companies, with each company being charged for its proportionate share of salary and employee benefits expense based upon time allocation. The level of fees has been approved by each state insurance department having jurisdiction.

Intercompany balances are created primarily from the pooling arrangement (settled quarterly), allocation of common expenses, collection of premium balances and payment of claims (settled monthly). No interest is charged or received on intercompany balances due to the timely settlement terms and nature of the items.

Harleysville Group borrowed $18.5 million from Mutual in connection with the acquisition of Mid-America and HIC New York in 1991. It was a demand loan with a stated maturity in March 1998 which had been extended to March 2005. In February 2005, the maturity was extended again to March 2012 and the interest rate became LIBOR plus 0.45%, which was a commercially reasonable market rate in 2005. Interest expense on this loan was $0.7 million, $0.4 million and $0.3 million in 2005, 2004 and 2003, respectively.

Harleysville Group has no material relationships with current or former members of management other than compensatory plans and arrangements disclosed or described in the Company’s public filings.

Off Balance Sheet Arrangements

Harleysville Group has off-balance-sheet credit risk related to approximately $73.0 million and $71.0 million of premium balances due to Mutual from agents and insureds at December 31, 2005 and 2004, respectively. Mutual bills and collects such receivables on behalf of Harleysville Group for efficiency reasons. Harleysville Group recognizes any associated bad debts, which have not been material.

2005 Compared to 2004

Premiums earned increased $3.9 million for the year ended December 31, 2005. The increase was primarily due to an increase in premiums earned for commercial lines of $22.7 million, partially offset by a decrease of $18.8 million in personal lines premiums earned. The increase in premiums earned for commercial lines was primarily due to higher average premiums partially offset by fewer policy counts in the commercial automobile and workers compensation lines of business. The decline in premiums earned for personal lines was primarily due to fewer policy counts. The reduction in personal lines volume was driven primarily by a reduction of personal automobile business from the continued implementation of more stringent underwriting processes.

Investment income increased $3.4 million for the year ended December 31, 2005, resulting from an increase in invested assets partially offset by a lower yield on the fixed maturity investment portfolio.

Realized investment gains decreased $12.4 million for the year ended December 31, 2005, primarily resulting from gains on the sale of two equity securities in the first quarter of 2004.

Harleysville Group holds securities with unrealized losses at December 31, 2005 as follows:

	Fair Value	Unrealized Loss	Length of Unrealized Loss
			Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$156,410	$2,375	$1,178	$1,197
Obligations of states and political subdivisions	187,931	3,490	1,144	2,346
Corporate securities	264,790	6,858	3,613	3,245
Mortgage-backed securities	120,505	1,901	1,777	124
Total fixed maturities	$729,636	$14,624	$7,712	$6,912
Equity securities	$27,476	$1,678	$1,663	$15

There are 30 positions that comprise the unrealized loss in equity investments at December 31, 2005. All have had volatile price movements and have not been significantly below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in the future.

Of the total fixed maturity securities with an unrealized loss at December 31, 2005, securities with a fair value of $584.7 million and an unrealized loss of $10.8 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $144.9 million and an unrealized loss of $3.8 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to the impact of the higher market interest rates rather than a decline in credit quality. There are $213.5 million in fixed maturity securities, at fair value, that at December 31, 2005, had been below amortized cost for over twelve months. Of the $6.9 million of unrealized losses on such securities, $6.2 million relates to securities which carry investment grade ratings and have declined in fair value roughly in line with market interest rate changes. The remaining $0.7 million of unrealized losses are comprised of airline enhanced equipment trust certificates (EETC) as follows:

	Cost	Fair Value	Maturity Date
	(in thousands)
American Airlines	$14,371	$13,755	2011
United Airlines	285	280	2010
United Airlines	6,639	6,565	2012
Other airlines	2,000	1,965	2011
	$23,295	$22,565

After the events of September 11, 2001, air travel and the value of these airlines’ EETC securities declined. The EETCs are all “A tranche” holdings, which means they are in a senior credit position to the underlying airplane collateral value as compared to B and C tranche holders. The investment in these securities generally took place between January 2000 and August 2001. The fair value of the EETCs reflects the market price of the securities provided by our custodian bank, the Bank of New York, through an unaffiliated third party pricing service. The collateral associated with the EETCs consists of large pools of late model aircraft, which are essential components of their carriers’ fleets. At the time of issuance, the collateral was appraised at approximately twice the value of the A tranche EETCs. The collateral securing the airline EETCs is attributed a value in excess of the security primarily as a result of common practice with respect to EETC collateral valuation. The value of the collateral securing the EETCs is directly related to the current supply and demand for aircraft, and, because supply and demand for aircraft is affected by geopolitical events, the EETC market applies a credit buffer to the value of the collateral which is designed to build in a margin for the risk that future geopolitical events could have a severe economic impact on the airline industry in general and EETC issuers specifically. According to the most recent (August 2005) report provided by JP Morgan, the market value of the aircraft collateral underlying the EETCs exceeds the cost of our A Tranche holdings. The report was prepared by JP Morgan based on its own research as well as research from Aviation Specialists Group. The fair value of the EETCs has increased since 2001, when the fair value first went below cost. Harleysville Group currently has the ability and intent to continue to maintain its holdings in the EETC investments until maturity. In February 2006, holders of Subordinate B Tranche securities in the United Airlines 2000-1 EETC exercised their right to invoke a mandatory purchase of all outstanding A Tranche bonds with respect to the United Airlines 2000-1 EETCs at par plus interest due and accrued. As a result of this transaction, Harleysville Group received a principal payment of $6.6 million, plus accrued interest, representing repayment of the United Airlines EETC maturing in 2012. It is possible that the remaining EETCs may be written down in the income statement in the future, depending upon developments involving both the issuers and world events which impact the level of air travel.

Income before income taxes increased $23.3 million for the year ended December 31, 2005 compared to the prior year. The increase was primarily due to the increase in investment income and a lower underwriting loss, partially offset by lower realized investment gains.

The lower underwriting loss was primarily due to the change in the provision for insured events of prior years associated with lesser loss severity and lower property losses during 2005.

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium, (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium, and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group’s statutory combined ratio decreased to 102.2% for the year ended December 31, 2005 from 105.9% for the year ended December 31, 2004. Such decrease was due to improved underwriting results in both commercial lines and personal lines, primarily resulting from improved loss experience and lower catastrophe losses in 2005. The improved loss experience reflects lower claim severity in general and lower claim frequency in property coverages.

The statutory combined ratios by line of business for the year ended December 31, 2005 as compared to the year ended December 31, 2004 were as follows:

	For the Year Ended December 31,
	2005	2004
Commercial:
Automobile	101.1%	104.4%
Workers compensation	124.0%	122.6%
Commercial multi-peril	101.5%	105.5%
Other commercial	98.7%	95.5%
Total commercial	104.3%	106.7%
Personal:
Automobile	99.2%	113.9%
Homeowners	87.6%	87.5%
Other personal	72.3%	87.7%
Total personal	93.1%	102.8%
Total personal and commercial	102.2%	105.9%

The commercial lines statutory combined ratio decreased to 104.3% for the year ended December 31, 2005 from 106.7% for the year ended December 31, 2004. The decrease is primarily due to lesser loss severity and lower property losses. The personal lines statutory combined ratio decreased to 93.1% for the year ended December 31, 2005 from 102.8% for the year ended December 31, 2004. The decrease is primarily due to the change in the provision for insured events of prior years associated with lesser loss severity.

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	December 31, 2005	December 31, 2004
	(in thousands)
Commercial:
Automobile	$282,521	$249,044
Workers compensation	310,609	298,994
Commercial multi-peril	432,314	371,247
Other commercial	80,204	70,535
Total commercial	1,105,648	989,820
Personal:
Automobile	95,707	103,050
Homeowners	34,465	37,026
Other personal	1,270	1,713
Total personal	131,442	141,789
Total personal and commercial	1,237,090	1,131,609
Plus reinsurance recoverables	243,712	186,126
Total liability	$1,480,802	$1,317,735

The following table presents the increase (decrease) in the liability for unpaid losses and loss settlement expenses attributable to insured events of prior years for the year ended December 31, 2005 by line of business.

Increase (Decrease) in the Liability for Unpaid Losses and Loss Settlement Expenses

Attributable to Insured Events of Prior Years

For the Year Ended December 31, 2005

	Total	Accident Years
		2004	2003	2002 and Prior Years
	(in thousands)
Line of Business
Commercial:
Automobile	$(3,027)	$(4,581)	$(1,298)	$2,852
Workers compensation	573	(5,536)	(6,088)	12,197
Commercial multi-peril	(3,717)	(15,091)	(2,277)	13,651
Other commercial	2,231	(1,561)	1,629	2,163
Total commercial	(3,940)	(26,769)	(8,034)	30,863
Personal:
Automobile	(9,595)	(5,391)	(2,296)	(1,908)
Homeowners	(4,782)	(1,854)	(662)	(2,266)
Other personal	784	280	125	379
Total personal	(13,593)	(6,965)	(2,833)	(3,795)
Total net development	$(17,533)	$(33,734)	$(10,867)	$27,068

In 2005, Harleysville Group recognized net favorable development of $17.5 million in the provision for insured events of prior years, primarily due to lower-than-expected claims severity in accident years 2004 and 2003, partially offset by greater-than-expected claims severity in commercial lines in 2002 and prior accident years.

A reduction in commercial automobile severity in accident years 2004 and 2003 was observed during 2005 and led to the recognition of favorable development for those accident years in 2005. An increase in commercial automobile severity in accident years prior to 2003 was observed during 2005 and led to the recognition of adverse development for those accident years in 2005. In total, $3.0 million in favorable development was recognized in the commercial automobile line during 2005.

A reduction in workers compensation severity in accident years 2004 and 2003 was observed during 2005 and led to the recognition of favorable development for those accident years in 2005. An increase in workers compensation severity in accident years prior to 2003 was observed during 2005 and led to the recognition of adverse development for those accident years in 2005. In total, $0.5 million in adverse development was recognized in the workers compensation line during 2005.

A reduction in commercial multi-peril severity in accident years 2004 and 2003 was observed during 2005 and led to the recognition of favorable development for those accident years in 2005. An increase in commercial multi-peril severity in accident years prior to 2003 was observed during 2005 and led to the recognition of adverse development for those accident years in 2005. In total, $3.7 million in favorable development was recognized in the commercial multi-peril line during 2005.

A reduction in both personal automobile and homeowners severity was broadly observed during 2005 and led to the recognition of favorable development for those lines of business in 2005. In total, $9.6 million in favorable development was recognized in the personal automobile line and $4.8 million in favorable development was recognized in the homeowners line during 2005.

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group’s pooling share of the total pooled amounts:

	For the year ended December 31 2005	For the year ended December 31, 2004
	(dollars in thousands)
Number of claims pending, beginning of period	6,832	8,005
Number of claims reported	9,372	10,632
Number of claims settled or dismissed	(10,184)	(11,805)
Number of claims pending, end of period	6,020	6,832
Losses paid	$66,486	$73,548
Loss settlement expenses paid	$14,045	$15,831

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

The following table presents case and incurred but not reported (IBNR) reserves by line of business and a statistically determined range of estimates of the ultimate unpaid losses and loss settlement expenses incurred for each line of business as of December 31, 2005. The range of estimates around the actuarial best estimates is statistically determined in order to provide information regarding the variability of the actuarial best estimates. The statistical analysis is completed only on a basis that is net of reinsurance recoverables, as this appropriately reflects Harleysville Group’s risk profile based on the type and quality of its reinsurance. The ranges were determined using both paid and incurred loss development data with a 1,000 trial simulation run against each set of data. Development factors within each 12-month development period were assumed to be normally distributed with the means equal to the estimated age-to-age factors and the standard deviations equal to the actual standard deviations of the data used. The resulting ranges produced by the simulation were then used to create a reasonable representation of a 90% confidence interval using the 5% point as the low end of the range and the 95% point as the high end of the range. The total commercial lines range and total personal lines range were developed as separate simulations using the means and standard deviations of the individual lines as inputs. Therefore, the 90% confidence interval for all lines of business is smaller than the straight sum of the individual lines of business 90% intervals.

Liability for Unpaid Losses and Loss Settlement Expenses

at December 31, 2005

				IBNR (Inc. LAE)	Total Liability	Statistically Determined Range of Estimates
	Case	IBNR	LAE Liability
						High	Low
	(in thousands)
Line of Business
Commercial:
Automobile	$101,899	$134,558	$46,064	$180,622	$282,521	$305,688	$205,461
Workers compensation	157,983	111,661	40,965	152,626	310,609	394,043	269,597
Commercial multi-peril	125,949	197,881	108,484	306,365	432,314	483,912	314,297
Other commercial	16,872	43,659	19,673	63,332	80,204	98,706	42,747
Total commercial	402,703	487,759	215,186	702,945	1,105,648	1,215,342	926,951

Personal:
Automobile	48,470	30,126	17,111	47,237	95,707	102,217	76,082
Homeowners	11,382	16,247	6,836	23,083	34,465	45,995	17,810
Other personal	428	663	179	842	1,270	1,291	659
Total personal	60,280	47,036	24,126	71,162	131,442	141,603	102,018

Total net liability	462,983	534,795	239,312	774,107	1,237,090

Reinsurance recoverables	217,881	18,935	6,896	25,831	243,712

Gross liability	$680,864	$553,730	$246,208	$799,938	$1,480,802

Reinsurance receivables were $249.0 and $193.2 million at December 31, 2005 and 2004, respectively. Of these amounts, $183.9 million and $123.8 million, respectively or 74% and 64%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi governmental pools and reinsurance facilities where, Harleysville Group believes, there is virtually no credit risk. The increase in the amounts due from these types of pools and facilities is primarily based on an increase of $64.8 million in the amount due from the National Flood Insurance Program primarily as a result of claims arising from Hurricane Katrina. The remainder of the reinsurance recoverables are principally due from reinsurers rated A- or higher by the A.M. Best Company.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. Harleysville Group’s reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements. Litigation on bodily injury liability cases is higher for the past four years while the rate of settlement is slower. These changed patterns give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury liability claims. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at December 31, 2005.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

Net catastrophe losses decreased $2.8 million for the year ended December 31, 2005, primarily due to less severe catastrophes impacting Harleysville Group in 2005.

Effective for one year from July 1, 2005, the Company’s subsidiaries and Mutual and its wholly-owned subsidiaries renewed its catastrophe reinsurance which provides coverage ranging from 85% to 100% of up to $205 million in excess of a retention of $30 million for any given catastrophe excluding terrorism for commercial lines. Harleysville Group’s 2005 pooling share of this coverage would range from 85% to 100% of up to $147.6 million in excess of a retention of $21.6 million for any given catastrophe. Pursuant to the terms of the treaty, the maximum recovery would be $196.5 million for any catastrophe involving an insured loss equal to or greater than $235 million. Harleysville Group’s 2005 pooling share of this maximum recovery would be $141.5 million for any catastrophe involving an insured loss of $169.2 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Harleysville Group and Mutual have purchased property per risk excess of loss reinsurance which covers certain terrorism losses and provides for recovery of up to $8.5 million in excess of $1.5 million of terrorism losses for any one risk under certain circumstances. The maximum recovery by Harleysville Group on a terrorism loss occurrence is $8.6 million.

The income tax expense for the year ended December 31, 2005 includes the tax benefit of $10.2 million associated with tax-exempt income compared to $10.7 million in the prior year.

Underwriting expenses, including amortization of deferred policy acquisition costs, increased $11.0 million for the year ended December 31, 2005 compared to the prior year. Severance charges of $3.5 million and $2.1 million were incurred in 2005 and 2004, respectively, related to ongoing expense-reduction initiatives. The remaining increase in underwriting expenses was primarily due to higher incentive costs for agents and employees.

Other expense decreased $1.4 million for the year ended December 31, 2005 primarily related to the write-off of capitalized costs for a software project during the year ended December 31, 2004.

Harleysville Group and Mutual agreed on August 2, 2005 to terminate the reinsurance agreement whereby Mutual reinsures certain accumulated catastrophe losses as described in Note 2 of Notes to Consolidated Financial Statements. The agreement was terminated on December 31, 2005. The coverage will not be replaced as it is no longer deemed necessary based on our current catastrophe risk profile. Harleysville Group ceded to Mutual premiums earned of $8.8 million and $8.6 million and losses incurred of $(0.2) million and $0.7 million for the years ended December 31, 2005 and 2004, respectively related to this agreement.

In January 2006, Harleysville Group announced that it will freeze its defined benefit pension plan at current benefit levels as of March 31, 2006, and that it will enhance its 401(K) retirement savings plan to provide for a company contribution equal to 5% of salary for all eligible employees, effective April 1, 2006. As a result of these changes, Harleysville Group expects to reduce annualized operating expenses by approximately $5.0 million. In connection with the freeze of the defined benefit plan, a curtailment charge of $0.5 million was recognized in the fourth quarter of 2005. A curtailment benefit of approximately $0.3 million will be recognized in the first quarter of 2006 in connection with the freeze of the supplemental executive retirement plan as of March 31, 2006.

Harleysville Group expects, subject to shareholder approval, to make enhancements to its incentive compensation programs for employees in 2006 that will result in approximately $1.7 million of additional annualized expense.

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

The lesser underwriting loss was primarily due to lesser loss frequency in the current accident year, lower catastrophe losses and a decrease in the provision for insured events in prior years. The 2004 provision for insured events in prior years was $12.5 million of net adverse development compared to $119.1 million of net adverse development in 2003.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first fiscal year beginning after June 15, 2005. The impact of adopting SFAS No. 123(R) on 2005 net income and earnings per share is not currently expected to be materially different from the pro forma amounts disclosed in Note 1 of the Notes to Consolidated Financial Statements, which includes all share-based payment transactions through December 31, 2005. The Long-Term Incentive Plan (LTIP) has a component which awards shares based on the total shareholder return of the Company’s stock relative to the total shareholder return of a group of insurance company stocks. Under APB No. 25 and SFAS No. 123, this component has been accounted for using the intrinsic method. Under SFAS No. 123(R), it will be accounted for as an equity instrument. Accordingly, the Company currently expects, based on preliminary calculations, to record a cumulative effect benefit of approximately $1.0 million, net of tax, in the first quarter of 2006. The impact that any future share-based payment transactions will have on our financial position or results of operations is not yet known.

In September 2005, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company does not expect the impact of adopting SOP 05-1 to have a material impact on the consolidated financial statements.

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

Net cash provided by operating activities was $165.1 million and $115.7 million for 2005 and 2004, respectively. The increase in net cash provided by operating activities during 2005 is primarily from greater underwriting cash flow primarily due to lower paid losses.

Net cash used by investing activities was $149.8 million and $112.7 million for 2005 and 2004, respectively. The change is primarily due to increased net purchases of investments due to the increase in cash provided by operating activities.

Financing activities used net cash of $15.2 million and $16.1 million for 2005 and 2004, respectively. The change was primarily due to an increase in the issuance of common stock, partially offset by an increase in the repayment of debt and an increase in dividends paid.

Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At December 31, 2005, Harleysville Group held cash collateral of $150.9 million related to securities on loan with a market value of $146.4 million. Harleysville Group’s policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, “A” rated corporate obligations, “AAA” rated asset-backed securities or GICs and Funding Agreements from issuers rated “A” or better.

The Company had $20.1 million of cash and marketable securities at December 31, 2005, which are available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. Harleysville Group has no material commitments for capital expenditures as of December 31, 2005.

As a holding company, the Company’s principal source of cash for the payment of dividends is dividends from its subsidiaries. The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends.

Applying the current regulatory restrictions as of December 31, 2005, $62.8 million would be available for distribution to the Company by its subsidiaries in 2006 without prior regulatory approval. See the Business-Regulation section of this Form 10-K, which includes a reconciliation of net income and shareholders’ equity as determined under statutory accounting practices to net income and shareholders’ equity as determined in accordance with accounting principles generally accepted in the United States of America. Also, see Note 8 of the Notes to Consolidated Financial Statements.

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

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2005 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company’s nine insurance subsidiaries at December 31, 2005 ranged from 495% to 606%.

The following summarizes Harleysville Group’s contractual obligations at December 31, 2005.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual obligations:
Debt	$118,500				$118,500
Interest on debt	$49,384	$6,642	$13,284	$13,284	$16,174
Gross liability for unpaid losses and loss settlement expenses	$1,480,802	$452,142	$450,314	$209,041	$369,305
Net liability for unpaid losses and loss settlement expenses	$1,237,090	$340,200	$414,425	$191,749	$290,716

The table above does not include capital lease obligations, operating lease obligations or purchase obligations as they are either not applicable or not material. The timing of the amounts for the gross and net liability for unpaid losses and loss settlement expenses are an estimate based on historical experience and expectations of future payment patterns. However, the timing of these payments may vary significantly from the amounts stated above.

Property and casualty insurance premiums are established before the amount of losses and loss settlement expenses, or the extent to which inflation may affect such expenses, are known. Consequently, Harleysville Group attempts, in establishing rates, to anticipate the potential impact of inflation. In the past, inflation has contributed to increased losses and loss settlement expenses.

Risk Factors

You should consider carefully the following risks, as well as the other information contained in this 2005 Report on Form 10-K. If any of the following events described in the risk factors below actually occur, our business, financial condition and results of operations could be adversely affected. You should refer to the other information set forth in this 2005 Report on Form 10-K including our consolidated financial statements and the related notes.

Risks Related to the Property and Casualty Insurance Industry Generally

If our estimated liability for losses and loss settlement expenses is incorrect, our reserves may not be adequate to cover our ultimate liability for losses and loss settlement expenses and may have to be increased.

We are required to maintain loss reserves for our estimated liability for losses and loss settlement expenses associated with reported and unreported claims for each accounting period. We regularly review our reserving techniques and our overall amount of reserves and, based on our estimated liability, raise or lower the levels of our reserves accordingly. If our estimates are incorrect and our reserves are inadequate, we are obligated to increase our reserves. An increase in reserves results in an increase in losses and a reduction in our net income for the period in which the deficiency in reserves is identified. Accordingly, an increase in reserves could have a material adverse effect on our results of operations, liquidity and financial condition. Our reserve amounts are estimated based on what we expect our ultimate liability for losses and loss settlement expenses to be. These estimates are based on facts and circumstances of which we are aware, predictions of future events, trends in claims severity and frequency and other subjective factors. Although we use a number of actuarial methods to project our ultimate liability, there is no method that can always exactly predict our ultimate liability for losses and loss settlement expenses.

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

Our insurance subsidiaries have experienced, and are expected in the future to experience, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on the operating results and financial condition of our insurance subsidiaries, thereby limiting the ability of our insurance subsidiaries to pay dividends to us. In the last 7 years, the largest non-flood catastrophe to affect our results of operations was Hurricane Floyd in the third quarter of 1999, which resulted in $15.1 million of losses.

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

We are heavily regulated in the states in which we operate and if we violate those regulations or if the regulations unreasonably restrict our ability to do business, or if they change significantly, it could have an adverse effect on our business.

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

Many reinsurers experienced significant losses related to Hurricanes Katrina, Rita and Wilma during 2005. While it is expected that reinsurers will increase rates for business in states impacted by these storms, they may also increase rates for business in other areas of the country, including the markets in which we write.

The threat of terrorism and military and other actions may result in decreases in our net income, revenue and assets under management and may adversely affect our investment portfolio.

The threat of terrorism, both within the United States and abroad, and military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, as well as loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause losses from insurance claims related to the property and casualty insurance operations of Harleysville Group, as well as a decrease in our stockholders’ equity, net income and/or revenue. The effects of changes related to Harleysville Group may result in a decrease in our stock price. The Terrorism Risk Insurance Act of 2002, which was extended in 2005, requires that some coverage for terrorist loss be offered by primary property insurers and provides Federal assistance for recovery of claims through 2007. In addition, some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures.

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

We are subject to the application of GAAP and other accounting standards, which are periodically revised and/or expanded. As such, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future changes required to be adopted could change the current accounting treatment that we apply and such changes could result in material adverse impacts on our results of operations and financial condition.

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

Although other agencies cover the property and casualty industry, we believe our ability to write business is most influenced by our rating from A. M. Best. According to A. M. Best, its ratings are designed to assess an insurer’s financial strength and ability to meet ongoing policyholder obligations. Currently, our rating from A. M. Best is “A-”, the 4th of A. M. Best’s 16 ratings. A rating below “A-” from A. M. Best could materially adversely affect the business we write. We believe that our financial strength rating from Moody’s (which is A3, the 7th of Moody’s 21 ratings), although important, has less of an impact on our business. An unfavorable change in our Moody’s financial strength rating, however, could make it more expensive for us to access capital markets. We cannot be sure that we will maintain our current A. M. Best or Moody’s ratings. Although Standard & Poor’s rates our debt securities at BBB-/Negative (the 10th of Standard & Poor’s 23 ratings), Standard & Poor’s does not currently rate our financial strength and ability to meet ongoing obligations.

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

Our principal assets are the shares of capital stock of our insurance company subsidiaries. We principally rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying corporate expenses and dividends to shareholders. As described below, the payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as other regulatory restrictions. As a result, we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations or to allow us to pay dividends.

Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Our insurance subsidiaries paid $15.0 million of dividends to us in 2005, $26.6 million in 2004, and none in 2003. Of the dividends paid in 2004, $11.6 million were declared by our insurance subsidiaries in 2002. Applying the current regulatory restrictions as of December 31, 2005, $62.8 million would be available for distribution to us without prior approval during 2006. We anticipate no objections to the payment of the dividends described in the preceding sentence.

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

As of December 31, 2005, the Mutual Company owned approximately 56% of our outstanding common stock. The Mutual Company’s stock ownership and ability, by reason of such ownership, to elect our board of directors, provides it with significant influence over potential change of control transactions.

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

Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates are as follows:

	December 31, 2005
	Principal Cash Flows	Weighted-Average Interest Rate
	(dollars in thousands)
Fixed maturities and short-term investments:
2006	$288,128	5.07%
2007	221,328	5.17%
2008	201,358	5.14%
2009	198,353	4.64%
2010	216,007	4.95%
Thereafter	728,073	5.27%
Total	$1,853,247
Fair value	$1,888,646
Debt
2012	$18,500	4.82%
2013	100,000	5.75%
Total	$118,500
Fair value	$116,015

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

The combined total of realized and unrealized equity investment gains was $1.2 million, $11.8 million and $27.4 million in 2005, 2004 and 2003, respectively. During these three years, the largest total equity investment gain and (loss) in a quarter was $14.1 million (4th quarter 2003) and $(5.7) million (3rd quarter 2004), respectively.

Item 8.

Financial Statements and Supplementary Data.

HARLEYSVILLE GROUP

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2004
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $430,877 and $517,434)	$426,579	$499,487
Available for sale, at fair value (amortized cost $1,235,841 and $1,028,457)	1,247,017	1,067,504
Equity securities, at fair value (cost $139,371 and $110,495)	179,980	150,249
Short-term investments, at cost, which approximates fair value	64,319	113,822
Fixed maturity securities on loan:
Held to maturity, at amortized cost (fair value $7,010 and $1,966)	7,070	1,835
Available for sale, at fair value (amortized cost $138,718 and $128,183)	139,423	134,020
Total investments	2,064,388	1,966,917
Cash	466	328
Receivables:
Premiums	141,882	141,601
Reinsurance (affiliate $216 and $390)	249,020	193,209
Accrued investment income	24,016	23,236
Total receivables	414,918	358,046
Deferred policy acquisition costs	104,173	100,755
Prepaid reinsurance premiums	34,256	32,675
Property and equipment, net	18,038	20,891
Deferred income taxes	63,357	53,137
Securities lending collateral	150,938	139,486
Due from affiliate	1,022
Other assets	53,710	45,828
Total assets	$2,905,266	$2,718,063
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $187,293 and $187,172)	$1,480,802	$1,317,735
Unearned premiums (affiliate $41,618 and $47,038)	440,755	441,697
Accounts payable and accrued expenses	99,888	99,098
Securities lending obligation	150,938	139,486
Debt (affiliate $18,500 and $18,500)	118,500	119,625
Due to affiliate		12,498
Total liabilities	2,290,883	2,130,139
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 2005, 32,008,142 and 2004, 31,589,474 shares; outstanding 2005, 30,610,233 and 2004, 30,191,565 shares	32,008	31,589
Additional paid-in capital	169,881	161,689
Accumulated other comprehensive income	20,288	42,051
Retained earnings	417,705	377,282
Deferred compensation	(1,012)	(200)
Treasury stock, at cost, 1,397,909 shares	(24,487)	(24,487)
Total shareholders’ equity	614,383	587,924
Total liabilities and shareholders’ equity	$2,905,266	$2,718,063

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Premiums earned from affiliate (ceded to affiliate, $749,085, $740,416 and $714,215)	$841,567	$837,665	$823,407
Investment income, net of investment expense	90,572	87,171	86,597
Realized investment gains (losses)	233	12,667	(920)
Other income (affiliate $6,697, $6,782 and $7,221)	15,968	15,889	15,881
Total revenues	948,340	953,392	924,965
Expenses:
Losses and loss settlement expenses (ceded to affiliate, $490,339, $532,203 and $630,109)	567,396	605,660	727,875
Amortization of deferred policy acquisition costs	210,665	205,605	202,147
Other underwriting expenses	79,367	73,429	71,153
Interest expense (affiliate $699, $395 and $341)	6,648	6,344	7,625
Other expenses	5,343	6,717	5,615
Total expenses	869,419	897,755	1,014,415
Income (loss) before income taxes	78,921	55,637	(89,450)
Income taxes (benefit)	17,490	8,759	(41,821)
Net income (loss)	$61,431	$46,878	$(47,629)
Per common share:
Basic earnings (loss)	$2.02	$1.56	$(1.59)
Diluted earnings (loss)	$2.01	$1.55	$(1.59)
Cash dividends	$.69	$.68	$.67

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2005, 2004 and 2003

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Deferred Compensation		Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2002	30,917,575	$30,918	$149,091	$49,086	$418,582	$		$(15,565)	$632,112
Net loss					(47,629)				(47,629)
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassifi-cation adjustment				12,964					12,964
Minimum pension liability adjustment				(1,600)					(1,600)
Other comprehensive income									11,364
Comprehensive loss									(36,265)
Issuance of common stock:
Incentive plans	356,064	356	6,771						7,127
Dividend Reinvestment Plan	24,893	25	550						575
Tax benefit from stock options exercised			585						585
Cash dividends paid					(20,109)				(20,109)
Deferred compensation							(2,356)		(2,356)
Purchase of treasury stock, 397,909 shares								(8,922)	(8,922)
Balance at December 31, 2003	31,298,532	31,299	156,997	60,450	350,844		(2,356)	(24,487)	572,747
Net income					46,878				46,878
Other comprehensive loss, net of tax:
Unrealized investment losses, net of reclassifi- cation adjustment				(12,106)					(12,106)
Minimum pension liability adjustment				(6,293)					(6,293)
Other comprehensive loss									(18,399)
Comprehensive income									28,479
Issuance of common stock:
Incentive plans	262,310	262	3,990						4,252
Dividend Reinvestment Plan	28,632	28	546						574
Tax benefit from stock options exercised			156						156
Cash dividends paid					(20,440)				(20,440)
Deferred compensation							2,156		2,156
Balance at December 31, 2004	31,589,474	$31,589	$161,689	$42,051	$377,282		$(200)	$(24,487)	$587,924

(Continued)

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2005, 2004 and 2003

(dollars in thousands)

(Continued)

	Common Stock			Additional Paid-in Capital		Accumulated Other Comprehensive Income		Retained Earnings	Deferred Compensation		Treasury Stock	Total
	Shares	Amount

Net income		$		$		$		$61,431	$		$	$61,431
Other comprehensive loss, net of tax:
Unrealized investment losses, net of reclassifi-cation adjustment							(20,896)					(20,896)
Minimum pension liability adjustment							(867)					(867)
Other comprehensive loss												(21,763)
Comprehensive income												39,668
Issuance of common stock:
Incentive plans	392,417		393		7,067							7,460
Dividend Reinvestment Plan	26,251		26		561							587
Tax benefit from stock options exercised					564							564
Cash dividends paid								(21,008)				(21,008)
Deferred compensation										(812)		(812)
Balance at December 31, 2005	32,008,142		$32,008		$169,881		$20,288	$417,705		$(1,012)	$(24,487)	$614,383

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$61,431	$46,878	$(47,629)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in receivables, unearned premiums, prepaid reinsurance and due to and from affiliate	(72,915)	(31,093)	(45,635)
Increase in unpaid losses and loss settlement expenses	163,067	97,758	291,642
Deferred income taxes	1,499	(210)	(23,286)
Increase in deferred policy acquisition costs	(3,418)	(1,722)	(4,137)
Amortization and depreciation	5,097	5,234	5,024
Realized investment (gains) losses	(233)	(12,667)	920
Change in other assets and other liabilities	9,706	10,016	(42,837)
Other, net	859	1,492	537
Net cash provided by operating activities	165,093	115,686	134,599
Cash flows from investing activities:
Held to maturity investments:
Purchases		(117,127)	(147,040)
Maturities	58,638	54,733	92,963
Available for sale investments:
Purchases	(416,763)	(135,752)	(297,788)
Maturities	122,097	138,556	141,956
Sales	35,990	30,600	24,120
Net (purchases) sales or maturities of short-term investments	49,503	(82,411)	58,281
Sale (purchase) of property and equipment, net	743	(1,253)	199
Net cash used by investing activities	(149,792)	(112,654)	(127,309)
Cash flows from financing activities:
Issuance of common stock	6,970	4,826	7,702
Issuance of debt			100,000
Repayment of debt	(1,125)	(520)	(75,475)
Dividends paid (to affiliate, $11,732, $11,562 and $11,266)	(21,008)	(20,440)	(20,109)
Purchase of treasury stock			(8,922)
Net cash provided (used) by financing activities	(15,163)	(16,134)	3,196
Increase (decrease) in cash	138	(13,102)	10,486
Cash at beginning of year	328	13,430	2,944
Cash at end of year	$466	$328	$13,430

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

Principles of Consolidation and Basis of Presentation

The accompanying financial statements include the accounts of Harleysville Group prepared in conformity with U.S. generally accepted accounting principles, which differ in some respects from those followed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including loss and loss settlement expenses, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses, including the determination of other-than-temporary declines in investments, during the reporting period. Actual results could differ from these estimates.

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

In September 2005, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company does not expect the impact of adopting SOP 05-1 to have a material impact on the consolidated financial statements.

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

	2005	2004	2003
	(in thousands, except per share data)
Net income (loss), as reported	$61,431	$46,878	$(47,629)
Plus: Stock-based employee compensation expense (benefit) included in reported net income (loss), net of related tax effects	799	429	(669)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,934)	(2,898)	(2,048)
Pro forma net income (loss)	$59,296	$44,409	$(50,346)
Basic earnings (loss) per share:
As reported	$2.02	$1.56	$(1.59)
Pro forma	$1.95	$1.48	$(1.68)
Diluted earnings (loss) per share:
As reported	$2.01	$1.55	$(1.59)
Pro forma	$1.94	$1.47	$(1.68)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first fiscal year beginning after June 15, 2005. The impact of adopting SFAS No. 123(R) on 2005 net income and earnings per share is not currently expected to be materially different from the pro forma amounts disclosed above which includes all share-based payment transactions through December 31, 2005. The Long-Term Incentive Plan (LTIP) has a component which awards shares based on the total shareholder return of the Company’s stock relative to the total shareholder return of a group of insurance company stocks. Under APB No. 25 and SFAS No. 123, this component has been accounted for using the intrinsic method. Under SFAS No. 123(R), it will be accounted for as an equity instrument. Accordingly, the Company currently expects, based on preliminary calculations, to record a cumulative effect benefit of approximately $1.0 million, net of tax, in the first quarter of 2006. The impact that any future share-based payment transactions will have on our financial position or results of operations is not yet known.

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

2 - Transactions with Affiliates

(a) Underwriting

The insurance subsidiaries participate in a reinsurance pooling agreement with Mutual whereby such subsidiaries cede to Mutual all of their insurance business and assume from Mutual an amount equal to their participation in the pooling agreement. All losses and loss settlement expenses and other underwriting expenses are prorated among the parties on the basis of participation in the pooling agreement. The agreement pertains to all insurance business written or earned on or after January 1, 1986. Harleysville Group’s participation was 72% for 2005, 2004, and 2003.

Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset, and the amount of credit risk with Mutual was not material at December 31, 2005 and 2004. Mutual has an A. M. Best rating of “A-” (Excellent).

The following amounts represent reinsurance transactions between Harleysville Group and Mutual under the pooling arrangement:

	2005	2004	2003
	(in thousands)
Ceded:
Premiums written	$743,170	$739,658	$727,098
Premiums earned	$740,273	$731,819	$705,774
Losses incurred	$490,517	$531,539	$625,928
Assumed:
Premiums written	$847,856	$848,300	$851,976
Premiums earned	$850,379	$846,262	$831,848
Losses incurred	$566,770	$606,583	$736,349
Net assumed from Mutual:
Unearned premiums	$41,618	$47,038	$52,839
Unpaid losses and loss settlement expenses	$187,293	$187,172	$189,891

Harleysville Group and Mutual are parties to a reinsurance agreement whereby Mutual, in return for a reinsurance premium, reinsured accumulated catastrophe losses in a quarter up to $14,400,000 for 2005, 2004 and 2003. This reinsurance coverage was in excess of a retention of $3,600,000 for 2005, 2004 and 2003. The agreement excludes catastrophe losses resulting from earthquakes, terrorism or hurricanes and supplements the existing external catastrophe reinsurance program. Under this agreement, Harleysville Group ceded to Mutual premiums earned of $8,812,000, $8,597,000 and $8,441,000, and losses incurred of $(178,000), $664,000 and $4,181,000 for 2005, 2004 and 2003, respectively. Harleysville Group and Mutual terminated the agreement on December 31, 2005.

(b) Property

Harleysville Ltd. leases the home office to Mutual, which shares the facility with Harleysville Group. Rental income under the lease was $3,961,000, $3,697,000 and $3,606,000 for 2005, 2004, and 2003, respectively, and is included in other income after elimination of intercompany amounts of $2,424,000, $2,262,000 and $2,207,000 in 2005, 2004 and 2003, respectively.

(c) Management Agreements

Harleysville Group Inc. received $6,697,000, $6,782,000 and $7,221,000 of management fee income in 2005, 2004 and 2003, respectively, under agreements whereby Harleysville Group Inc. provides management services to Mutual and other affiliates. Such amounts are included in other income.

(d) Intercompany Balances

Intercompany balances are created primarily from the pooling arrangement (settled quarterly), allocation of common expenses, collection of premium balances and payment of claims (settled monthly). No interest is charged or received on intercompany balances due to the timely settlement terms and nature of the items. Interest expense on the loan from Mutual described in Note 7 was $699,000, $395,000 and $341,000 in 2005, 2004 and 2003, respectively.

Harleysville Group has off-balance-sheet credit risk related to approximately $73,000,000 and $71,000,000 of premium balances due to Mutual from agents and insureds at December 31, 2005 and 2004, respectively.

3 - Investments

The amortized cost and estimated fair value of investments, including amounts on loan under the securities lending agreement, in fixed maturity and equity securities are as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,989	$25	$(51)	$3,963
Obligations of states and political subdivisions	255,998	4,589	(1,320)	259,267
Corporate securities	173,662	3,400	(2,405)	174,657
Total held to maturity	433,649	8,014	(3,776)	437,887
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	190,562	2,126	(2,324)	190,364
Obligations of states and political subdivisions	571,628	10,471	(2,170)	579,929
Corporate securities	383,092	8,285	(4,453)	386,924
Mortgage-backed securities	229,277	1,847	(1,901)	229,223
Total available for sale	1,374,559	22,729	(10,848)	1,386,440
Total fixed maturities	$1,808,208	$30,743	$(14,624)	$1,824,327
Total equity securities	$139,371	$42,287	$(1,678)	$179,980

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$15,156	$73	$(119)	$15,110
Obligations of states and political subdivisions	274,194	10,820	(524)	284,490
Corporate securities	211,972	8,377	(549)	219,800
Total held to maturity	501,322	19,270	(1,192)	519,400
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	146,282	3,534	(543)	149,273
Obligations of states and political subdivisions	550,084	23,149	(803)	572,430
Corporate securities	314,644	17,236	(2,013)	329,867
Mortgage-backed securities	145,630	4,454	(130)	149,954
Total available for sale	1,156,640	48,373	(3,489)	1,201,524
Total fixed maturities	$1,657,962	$67,643	$(4,681)	$1,720,924
Total equity securities	$110,495	$40,389	$(635)	$150,249

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity:
Due in one year or less	$44,043	$44,528
Due after one year through five years	229,838	231,792
Due after five years through ten years	152,417	154,156
Due after ten years	7,351	7,411
	433,649	437,887
Available for sale:
Due in one year or less	157,148	158,028
Due after one year through five years	559,588	565,373
Due after five years through ten years	376,575	379,892
Due after ten years	51,971	53,924
	1,145,282	1,157,217
Mortgage-backed securities	229,277	229,223
	1,374,559	1,386,440
Total fixed maturities	$1,808,208	$1,824,327

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2005 and 2004 amounted to $34,883,000 and $33,429,000, respectively.

The estimated fair value and unrealized loss for temporarily impaired securities is as follows:

	December 31, 2005
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$116,339	$1,178	$40,071	$1,197	$156,410	$2,375
Obligations of states and political subdivisions	116,230	1,144	71,701	2,346	187,931	3,490
Corporate securities	167,003	3,613	97,787	3,245	264,790	6,858
Mortgage-backed securities	116,546	1,777	3,959	124	120,505	1,901
Total fixed maturities	516,118	7,712	213,518	6,912	729,636	14,624
Total equity securities	27,253	1,663	223	15	27,476	1,678
Total temporarily impaired securities	$543,371	$9,375	$213,741	$6,927	$757,112	$16,302

	December 31, 2004
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$68,873	$591	$2,919	$71	$71,792	$662
Obligations of states and political subdivisions	46,842	808	29,929	519	76,771	1,327
Corporate securities	92,776	854	23,095	1,708	115,871	2,562
Mortgage-backed securities	23,139	130			23,139	130
Total fixed maturities	231,630	2,383	55,943	2,298	287,573	4,681
Total equity securities	15,368	635			15,368	635
Total temporarily impaired securities	$246,998	$3,018	$55,943	$2,298	$302,941	$5,316

Of the total fixed maturity securities with an unrealized loss at December 31, 2005, securities with a fair value of $584.7 million and an unrealized loss of $10.8 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $144.9 million and an unrealized loss of $3.8 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to the impact of higher market interest rates rather than a decline in credit quality. There are $213.5 million in fixed maturity securities, at fair value, that at December 31, 2005, had been below amortized cost for over 12 months. Of the $6.9 million of unrealized losses on such securities, $6.2 million relates to securities which carry an investment grade debt rating and have declined in fair value roughly in line with market interest rate changes. The remaining $0.7 million of unrealized losses are comprised of airline enhanced equipment trust certificates (EETC) as follows:

	Cost	Fair Value	Maturity Date
	(in thousands)
American Airlines	$14,371	$13,755	2011
United Airlines	285	280	2010
United Airlines	6,639	6,565	2012
Other airlines	2,000	1,965	2011
	$23,295	$22,565

After the events of September 11, 2001, air travel and the value of these airlines’ EETC securities declined. The EETCs are all “A tranche” holdings, which means they are in a senior credit position to the underlying airplane collateral value as compared to B and C tranche holders. The investment in these securities generally took place between January 2000 and August 2001. The fair value of the EETCs reflects the market price of the securities provided by our custodian bank, the Bank of New York, through an unaffiliated third party pricing service. The collateral associated with the EETCs consists of large pools of late model aircraft, which are essential components of their carriers’ fleets. At the time of issuance, the collateral was appraised at approximately twice the value of the A tranche EETCs. The collateral securing the airline EETCs is attributed a value in excess of the security primarily as a result of common practice with respect to EETC collateral valuation. The value of the collateral securing the EETCs is directly related to the current supply and demand for aircraft, and, because supply and demand for aircraft is affected by geopolitical events, the EETC market applies a credit buffer to the value of the collateral which is designed to build in a margin for the risk that future geopolitical events could have a severe economic impact on the airline industry in general and EETC issuers specifically. According to the most recent (August 2005) report provided by JP Morgan, the market value of the aircraft collateral underlying the EETCs exceeds the cost of our A Tranche holdings. The report was prepared by JP Morgan based on its own research as well as research from Aviation Specialists Group. The fair value of the EETCs has increased since 2001, when the fair value first went below cost. Harleysville Group currently has the ability and intent to continue to maintain its holdings in the EETC investments until maturity. In February 2006, holders of Subordinate B Tranche securities in the United Airlines 2000-1 EETC exercised their right to invoke a mandatory purchase of all outstanding A Tranche bonds with respect to the United Airlines 2000-1 EETC’s at par plus interest due and accrued. As a result of this transaction, Harleysville Group received a principal payment of $6.6 million, plus accrued interest, representing repayment of the United Airlines EETC maturing in 2012. It is possible that the remaining EETCs may be written down in the income statements in the future, depending upon developments involving both the issuers and world events which impact the level of air travel.

There are 30 positions that comprise the unrealized loss in equity investments at December 31, 2005. All have had volatile price movements and have not been significantly below cost for significant continuous amounts of time.

A summary of net investment income is as follows:

	2005	2004	2003
	(in thousands)
Interest on fixed maturities	$86,463	$84,367	$84,172
Dividends on equity securities	3,018	3,129	2,017
Interest on short-term investments	2,780	1,105	1,422
Total investment income	92,261	88,601	87,611
Investment expense	1,689	1,430	1,014
Net investment income	$90,572	$87,171	$86,597

Realized gross gains (losses) from investments and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

	2005	2004	2003
	(in thousands)
Fixed maturity securities:
Held to maturity:
Gross gains		$91	$683
Gross losses		(50)	(57)
Available for sale:
Gross gains	$123	162	1,138
Gross losses	(247)
Equity securities:
Gross gains	4,558	14,761	1,440
Gross losses	(4,201)	(2,297)	(4,124)
Net realized investment gains (losses)	$233	$12,667	$(920)
Change in difference between fair value and cost of investments(1):
Fixed maturity securities	$(46,843)	$(27,771)	$(14,036)
Equity securities	855	(647)	30,073
Total	$(45,988)	$(28,418)	$16,037

———————

(1)

Parentheses indicate a net unrealized decline in fair value.

Income taxes (benefit) on realized investment gains (losses) were $81,000, $4,433,000 and $(322,000) for 2005, 2004 and 2003, respectively.

Deferred income taxes applicable to net unrealized investment gains included in shareholders’ equity were $18,371,000 and $29,623,000 at December 31, 2005 and 2004, respectively.

At December 31, 2005, Harleysville Group held cash collateral of $150,938,000 related to securities on loan with a market value of $146,433,000. Harleysville Group’s policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, “A” rated corporate obligations, “AAA” rated asset-backed securities or GICs and Funding Agreements from issuers rated “A” or better.

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

	2005	2004	2003
	(in thousands)
Premiums written:
Direct	$907,880	$902,238	$888,240
Assumed	25,885	27,522	38,311
Ceded	(94,721)	(90,057)	(83,016)
Net premiums written	$839,044	$839,703	$843,535
Premiums earned:
Direct	$907,670	$891,094	$867,194
Assumed	27,036	34,852	27,751
Ceded	(93,139)	(88,281)	(71,538)
Net premiums earned	$841,567	$837,665	$823,407

Losses and loss settlement expenses are net of reinsurance recoveries of $141,449,000, $84,960,000 and $117,687,000 for 2005, 2004 and 2003, respectively.

5 - Property and Equipment

Property and equipment consisted of land and buildings with a cost of $29,220,000 and $30,607,000, and equipment, including software, with a cost of $12,542,000 and $14,433,000 at December 31, 2005 and 2004, respectively. Accumulated depreciation related to such assets was $23,724,000 and $24,149,000 at December 31, 2005 and 2004, respectively.

Rental expense under leases with non-affiliates amounted to $2,753,000, $3,073,000 and $2,960,000 for 2005, 2004 and 2003, respectively. Operating lease commitments were not material at December 31, 2005.

6 - Liability for Unpaid Losses and Loss Settlement Expenses

Activity in the liability for unpaid losses and loss settlement expenses is summarized as follows:

	2005	2004	2003
	(in thousands)
Liability at January 1	$1,317,735	$1,219,977	$928,335
Less reinsurance recoverables	186,126	157,317	71,153
Net liability at January 1	1,131,609	1,062,660	857,182
Incurred related to:
Current year	584,929	593,198	608,816
Prior years	(17,533)	12,462	119,059
Total incurred	567,396	605,660	727,875
Paid related to:
Current year	183,645	186,629	210,173
Prior years	278,270	350,082	312,224
Total paid	461,915	536,711	522,397
Net liability at December 31	1,237,090	1,131,609	1,062,660
Plus reinsurance recoverables	243,712	186,126	157,317
Liability at December 31	$1,480,802	$1,317,735	$1,219,977

Harleysville Group recognized favorable development in the provision for insured events of prior years of $17,533,000 in 2005 primarily due to lower-than-expected claims severity in accident years 2004 and 2003, partially offset by greater-than-expected claims severity in commercial lines in 2002 and prior accident years. The favorable development consisted of $3,940,000 in commercial lines and $13,593,000 in personal lines.

A reduction in commercial automobile severity in accident years 2004 and 2003 was observed during 2005 and led to the recognition of favorable development for those accident years in 2005. An increase in commercial automobile severity in accident years prior to 2003 was observed during 2005 and led to the recognition of adverse development for those accident years in 2005. In total, $3.0 million in favorable development was recognized in the commercial automobile line during 2005.

A reduction in workers compensation severity in accident years 2004 and 2003 was observed during 2005 and led to the recognition of favorable development for those accident years in 2005. An increase in workers compensation severity in accident years prior to 2003 was observed during 2005 and led to the recognition of adverse development for those accident years in 2005. In total, $0.5 million in adverse development was recognized in the workers compensation line during 2005.

A reduction in commercial multi-peril severity in accident years 2004 and 2003 was observed during 2005 and led to the recognition of favorable development for those accident years in 2005. An increase in commercial multi-peril severity in accident years prior to 2003 was observed during 2005 and led to the recognition of adverse development for those accident years in 2005. In total, $3.7 million in favorable development was recognized in the commercial multi-peril line during 2005.

A reduction in both personal automobile and homeowners severity was broadly observed during 2005 and led to the recognition of favorable development for those lines of business in 2005. In total, $9.6 million in favorable development was recognized in the personal automobile line and $4.8 million in favorable development was recognized in the homeowners line during 2005.

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

7 - Debt

Debt is as follows:

	December 31,
	2005	2004
	(in thousands)
Notes, 5.75%, due 2013	$100,000	$100,000
Demand term-loan payable to Mutual, LIBOR plus 0.45%, due 2012	18,500	18,500
Economic Development Corporation (EDC) Revenue Bond obligation		1,125
Total debt	$118,500	$119,625

The fair value of the notes was $97,515,000 and $95,022,000 at December 31, 2005 and 2004, respectively, based on quoted market prices for the same or similar debt. The carrying value of the remaining debt approximates fair value. The EDC obligation was paid in 2005.

Interest paid was $6,462,000, $6,174,000 and $5,436,000 in 2005, 2004 and 2003 respectively.

8 - Shareholders’ Equity

Comprehensive income (loss) consisted of the following:

	2005	2004	2003
	(in thousands)
Net income (loss)	$61,431	$46,878	$(47,629)
Other comprehensive income (loss):
Unrealized investment holding gains (losses) arising during period, net of taxes (benefits) of $(11,170), $(2,099) and $6,440	(20,744)	(3,899)	11,959
Less:
Reclassification adjustment for (gains) losses included in net income, net of (taxes) benefits of $(81), $(4,419) and $541	(152)	(8,207)	1,005
Net unrealized investment gains (losses)	(20,896)	(12,106)	12,964
Minimum pension liability adjustment, net of tax benefits of $467, $3,388 and $862	(867)	(6,293)	(1,600)
Other comprehensive income (loss)	(21,763)	(18,399)	11,364
Comprehensive income (loss)	$39,668	$28,479	$(36,265)

A source of cash for the payment of dividends is dividends from subsidiaries. Harleysville Group Inc.’s insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to risk-based capital requirements and to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2005, $62,790,000 would be available for distribution to Harleysville Group Inc. during 2006 without prior approval.

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

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2005 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company’s nine insurance subsidiaries at December 31, 2005 ranged from 495% to 606%.

The following table contains selected information for Harleysville Group Inc.’s property and casualty insurance subsidiaries, as determined in accordance with prescribed statutory accounting practices:

	2005	2004	2003
	(in thousands)
Statutory capital and surplus	$566,802	$509,301	$475,665
Statutory unassigned surplus	$432,533	$375,032	$341,396
Statutory net income (loss)	$62,330	$45,776	$(90,621)

9 - Income Taxes

The components of income tax expense (benefit) are as follows:

	2005	2004	2003
	(in thousands)
Current	$15,991	$8,969	$(18,535)
Deferred	1,499	(210)	(23,286)
	$17,490	$8,759	$(41,821)

Cash paid (refunded) for federal income taxes in 2005, 2004 and 2003 was $14,100,000, $(11,659,000) and $(3,465,000), respectively.

The actual income tax rate differed from the statutory federal income tax rate applicable to income (loss) before income taxes as follows:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	(35.0)%
Tax-exempt income	(12.8)	(19.3)	(11.7)
Other, net			(0.1)
	22.2%	15.7%	(46.8)%

The tax effects of the significant temporary differences that give rise to deferred tax liabilities and assets are as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax liabilities:
Deferred policy acquisition costs	$36,461	$35,264
Unrealized investment gains	18,371	29,623
Other	9,650	9,844
Total deferred tax liabilities	64,482	74,731
Deferred tax assets:
Unearned premiums	28,455	28,632
Losses incurred	54,802	52,698
Pension plan	8,153	7,167
NOL carryforward		8,700
AMT credit carryforward	26,009	21,233
Other	10,420	9,438
Total deferred tax assets	127,839	127,868
Net deferred tax asset	$63,357	$53,137

A valuation allowance is required to be established for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the benefit of the deferred tax asset will be realized through the generation of future income. Therefore, no such valuation allowance has been established.

10 - Incentive Plans

Fixed Stock Option Plans

Harleysville Group has an Equity Incentive Plan (EIP) for key employees. Awards may be made in the form of stock options, stock appreciation rights (SARs), restricted stock or any combination of the above. The EIP was amended in 1997 and limited future awards to an aggregate of 4,260,946 shares of Harleysville Group Inc.’s common stock. The plan provides that stock options may become exercisable from six months to 10 years from the date of grant with an option price not less than fair market value on the date of grant. The options normally vest 50% at the end of one year and 50% at the end of two years from the date of grant. SARs have not been material. Restricted stock awards for 52,222 shares of common stock were granted in 2005, for which expense of $188,000 was recognized. These awards vest over a three year period.

Information regarding activity in Harleysville Group’s fixed stock option plans is presented below:

	Number Of shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2002	2,120,541	$21.92
Granted—2003	406,081	23.21
Exercised—2003	(154,765)	14.83
Forfeited—2003	(113,511)	25.82
Outstanding at December 31, 2003	2,258,346	22.44
Granted—2004	541,454	19.31
Exercised—2004	(135,382)	15.15
Forfeited—2004	(128,986)	23.96
Outstanding at December 31, 2004	2,535,432	22.09
Granted—2005	545,638	21.45
Exercised—2005	(253,790)	17.05
Forfeited—2005	(358,783)	23.21
Outstanding at December 31, 2005	2,468,497	$22.30
Exercisable at:
December 31, 2003	1,689,388	$21.70
December 31, 2004	1,892,156	$22.72
December 31, 2005	1,818,022	$22.81

The income tax benefit related to the difference between the market price at the date of exercise and the option price for non-qualified stock options was credited to additional paid-in capital.

The following table summarizes information about fixed stock options at December 31, 2005:

	Range of Exercise Prices
	$13.25-19.63	$20.00-24.00	$24.50-27.20
Options outstanding at December 31, 2005:
Number of options	814,747	785,763	867,987
Weighted-average remaining contractual life	5.4 years	8.5 years	5.2 years
Weighted-average exercise price	$18.39	$22.00	$26.25
Options exercisable at December 31, 2005:
Number of options	637,587	334,448	845,987
Weighted-average exercise price	$18.16	$22.92	$26.28

The per share weighted-average fair value of options granted during 2005, 2004 and 2003 was $6.36, $5.64 and $6.79, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yield of 3.18%, 3.53% and 2.84%; expected volatility of 36.14%, 38.67% and 38.99%; risk-free interest rate of 4.05%, 3.36% and 2.55%; and an expected life of 6 years, 6 years and 5.25 years.

Other Stock Purchase and Incentive Plans

Harleysville Group Inc. is authorized to issue up to 1,650,000 shares of common stock under the terms of the 1995 Employee Stock Purchase Plan as amended in 2003. Virtually all employees are eligible to participate in the plan, under which a participant may elect to have up to 15% of base pay withheld to purchase shares. The purchase price of the stock is 85% of the lower of the beginning-of-the-subscription-period or end-of-the-subscription-period fair market value. Each subscription period runs from January 15 through July 14, or July 15 through January 14. Under the plan, Harleysville Group Inc. issued 90,686, 116,294 and 95,048 shares to employees in 2005, 2004 and 2003, respectively.

Under Harleysville Group Inc.’s 1995 Agency Stock Purchase Plan, eligible independent insurance agencies may invest up to $12,500 in shares of common stock at 90% of the fair market value at the end of each six-month subscription period. There are 1,000,000 shares of common stock available under the plan. There were 44,629, 55,354 and 41,984 shares issued under the plan for which $71,000, $79,000 and $76,000 of expense was recognized in 2005, 2004 and 2003, respectively.

The 1996 Directors’ Stock Purchase Plan provides for the issuance of up to 200,000 shares of Harleysville Group Inc. common stock to outside directors of Harleysville Group Inc. and Mutual. The purchase price of the stock is 85% of the lower of the beginning-of-the-subscription-period or end-of-the-subscription-period fair market value. In 2005, 2004 and 2003 respectively, there were 3,887, 4,475 and 8,038 shares issued under the plan for which $23,000, $12,000 and $30,000 of expense was recognized. This plan was discontinued and the last subscription period ended January 14, 2005.

The 2005 Non-Employee Directors’ Deferred Stock Unit Plan provides for the grant of up to 110,000 fully vested deferred stock units to outside directors of Harleysville Group Inc. and Mutual. Each stock unit represents the right to receive, without payment to the Company, one share of common stock of Harleysville Group Inc. At each April Board of Directors meeting, through the April 2009 meeting, each non-employee director shall receive a number of deferred stock units equal to the result of dividing $30,000 by the fair market value of a share of HGI common stock. In 2005, there were 13,500 deferred stock units issued under the plan for which $232,000 of expense was recognized.

Harleysville Group has incentive bonus plans. Cash and common stock bonuses are earned on a formula basis depending upon the performance of Harleysville Group and Mutual in relation to certain targets. There are 600,000 shares of common stock available under the Long Term Incentive Plan and 165,848 of these shares were issued in 2003. Harleysville Group’s expense (benefit) for such plans was $4,916,000, $1,694,000 and $(1,999,000) for 2005, 2004 and 2003, respectively.

11 - Pension and Other Benefit Plans

Harleysville Group Inc. has a pension plan that covers substantially all full-time employees. Retirement benefits are a function of both the years of service and level of compensation. Harleysville Group Inc.’s funding policy is to contribute annually an amount equal to at least the minimum required contribution in accordance with minimum funding standards established by ERISA. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Harleysville Group Inc. uses a December 31, measurement date for the pension plan. The plan will be frozen at the current benefit levels as of March 31, 2006, at which time the accrual of future benefits for eligible employees will cease. The curtailment loss for the qualified plan has been reflected in the year-end status of the plan as of December 31, 2005 and in the net periodic pension cost for 2005. The curtailment benefit for the supplemental executive retirement plan of approximately $300,000 will be recognized in the first quarter of 2006.

The following table sets forth the year-end status of the plan including Mutual:

	2005	2004
	(in thousands)
Change in benefit obligation
Benefit obligation at January 1	$211,595	$179,442
Service cost	8,910	7,999
Interest cost	11,897	11,182
Amendments	298
Net actuarial loss (gain)	(2,634)	18,626
Benefits paid	(5,969)	(5,654)
Curtailment	(38,544)
Benefit obligation at December 31	$185,553	$211,595
Change in plan assets
Fair value of plan assets at January 1	$137,442	$125,660
Actual return on plan assets	3,346	7,264
Contributions	12,000	10,000
Benefits paid	(5,837)	(5,482)
Fair value of plan assets at December 31	$146,951	$137,442
Funded status	$(38,602)	$(74,153)
Unrecognized net actuarial loss	32,397	69,763
Unrecognized prior service cost	78	789
Unrecognized transition obligation	53	106
Accrued pension cost:
Entire plan	$(6,074)	$(3,495)
Harleysville Group portion	$(4,784)	$(3,075)
Amounts recognized in the statement of financial position consist of:
Accrued pension cost	$(26,061)	$(23,464)
Intangible asset		446
Accumulated other comprehensive income	21,277	19,943
Net amount recognized	$(4,784)	$(3,075)

The accumulated benefit obligation for the entire plan was $184,752,000 at December 31, 2005. This differs from the projected benefit obligation of $185,553,000 because the changes to the supplemental executive retirement plan will not be recognized until the first quarter of 2006. The accumulated benefit obligation for the entire plan was $171,678,000 at December 31, 2004.

The net periodic pension cost for the plan including Mutual consists of the following components:

	2005	2004	2003
	(dollars in thousands)
Components of net periodic pension cost:
Service cost	$8,910	$7,999	$6,633
Interest cost	11,897	11,182	10,029
Expected return on plan assets	(11,617)	(12,241)	(9,942)
Recognized net actuarial loss	4,459	2,234	50
Amortization of prior service cost	207	208	232
Net transition amortization	53	53	54
Curtailment loss	802
Net periodic pension cost:
Entire plan	$14,711	$9,435	$7,056
Harleysville Group portion	$9,735	$6,240	$4,694
Additional information:
Increase in minimum liability included in other comprehensive income—Harleysville Group portion	$1,334	$9,681	$2,462
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.70%	5.75%	6.25%
Rate of compensation increase - pension plan	N/A	4.50%	4.50%
Rate of compensation increase - supplemental executive retirement plan	4.50%	4.50%	4.50%
Weighted-average assumptions used to determine net cost for years ended December 31:
Discount rate	5.75%	6.25%	6.75%
Expected return on plan assets	8.25%	9.00%	9.00%
Rate of compensation increase	4.50%	4.50%	4.50%

The discount rate assumption used to determine the benefit obligation was based on high quality bond yields that relate to the estimated timing of benefit payouts of the plan.

Harleysville Group’s pension plan asset allocations at December 31, 2005 and 2004 are as follows:

	2005	2004
Asset Category:
Cash and cash equivalents	3%	2%
Equity securities	74%	73%
Debt securities	23%	25%
Total	100%	100%

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

To develop the expected long-term rate of return on assets assumption, the company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension plan portfolio. This resulted in the selection of the 8.25% long-term rate of return on assets assumption.

Cash Flows

The expected 2006 contribution to the pension plan is $3,146,000 of which $2,076,000 is Harleysville Group’s expected portion.

The following benefit payments, which reflect expected future service primarily through March 31, 2006, are expected to be paid:

	December 31,
	Total Plan	Harleysville Group’s Portion
2006	$6,240,000	$4,100,000
2007	6,578,000	4,300,000
2008	6,936,000	4,600,000
2009	7,361,000	4,900,000
2010	7,598,000	5,000,000
2011-2015	45,490,000	30,000,000

Harleysville Group has profit-sharing plans covering qualified employees. Harleysville Group’s expense under the plans was $2,565,000, $1,839,000 and $874,000 for 2005, 2004 and 2003, respectively.

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

Financial data by segment is as follows:

	2005	2004	2003
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$687,135	$664,405	$628,935
Personal lines	154,432	173,260	194,472
Total premiums earned	841,567	837,665	823,407
Net investment income	90,572	87,171	86,597
Realized investment gains (losses)	233	12,667	(920)
Other	15,968	15,889	15,881
Total revenues	$948,340	$953,392	$924,965
Income (loss) before income taxes:
Underwriting loss:
Commercial lines	$(31,066)	$(49,062)	$(158,292)
Personal lines	13,196	(977)	(39,442)
SAP underwriting loss	(17,870)	(50,039)	(197,734)
GAAP adjustments	2,009	3,010	19,966
GAAP underwriting loss	(15,861)	(47,029)	(177,768)
Net investment income	90,572	87,171	86,597
Realized investment gains (losses)	233	12,667	(920)
Other	3,977	2,828	2,641
Income (loss) before income taxes	$78,921	$55,637	$(89,450)

13 - Earnings Per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	2005	2004	2003
	(dollars in thousands, except per share data)

Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$61,431	$46,878	$(47,629)
Denominator for basic earnings (loss) per share – weighted-average shares outstanding	30,375,109	30,028,723	29,985,900
Effect of stock incentive plans	210,804	125,530
Denominator for diluted earnings (loss) per share	30,585,913	30,154,253	29,985,900
Basic earnings (loss) per share	$2.02	$1.56	$(1.59)
Diluted earnings (loss) per share	$2.01	$1.55	$(1.59)

The following options to purchase shares of common stock were not included in the computation of diluted earnings (loss) per share because the exercise price of the options was greater than the average market price:

	2005	2004	2003
	(in thousands)

Number of options	1,179	1,379	1,075

An additional 1,184,903 options to purchase shares of common stock were not included in the computation of diluted earnings per share for 2003 because their inclusion would have had an antidilutive effect.

14 - Quarterly Results of Operations (Unaudited)

	2005
	(in thousands, except per share data)

	First	Second	Third	Fourth	Total
Revenues	$232,724	$236,669	$239,201	$239,746	$948,340
Losses and expenses	218,268	218,246	217,788	215,117	869,419
Net income	11,982	14,527	16,441	18,481	61,431
Earnings per common share:
Basic	$.40	$.48	$.54	$.61	$2.02
Diluted	$.39	$.48	$.54	$.60	$2.01

	2004
	(in thousands, except per share data)

	First	Second	Third	Fourth	Total
Revenues	$245,642	$232,819	$238,268	$236,663	$953,392
Losses and expenses	224,432	221,967	228,599	222,757	897,755
Net income	16,493	9,728	8,880	11,777	46,878
Earnings per common share:
Basic	$.55	$.32	$.30	$.39	$1.56
Diluted	$.55	$.32	$.29	$.39	$1.55

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harleysville Group Inc.:

We have audited the accompanying consolidated balance sheets of Harleysville Group Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harleysville Group Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Harleysville Group Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 8, 2006

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Harleysville Group Inc.’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and they have concluded that these controls and procedures are effective.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The management of Harleysville Group Inc. and its Subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the control criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that Harleysville Group’s internal control over financial reporting is effective as of December 31, 2005.

The registered independent public accounting firm of KPMG LLP, as auditors of Harleysville Group’s consolidated financial statements, has issued an audit report on management’s assessment of Harleysville Group’s internal control over financial reporting.

/s/ MICHAEL L. BROWNE	/s/ ARTHUR E. CHANDLER
Michael L. Browne	Arthur E. Chandler
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

March 10, 2006

(c) Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harleysville Group Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Harleysville Group Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Harleysville Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Harleysville Group Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Harleysville Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harleysville Group Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 8, 2006

(d) Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.

Directors and Executive Officers of the Registrant.

The “Election of Directors” and “Executive Officers” sections, which provides information regarding the Company’s directors and executive officers, on pages 15 to 19 and the “Section 16 Reporting Compliance” section on page 40 of the Company’s proxy statement relating to the annual meeting of stockholders to be held April 26, 2006, are incorporated herein by reference.

Item 11.

Executive Compensation.

The information set forth on pages 34 to 39 and the “Compensation of Directors” section on page 13 of the Company’s proxy statement relating to the annual meeting of stockholders to be held April 26, 2006 are incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The “Ownership of Common Stock” section on pages 26 and 27 of the Company’s proxy statement relating to the annual meeting of stockholders to be held April 26, 2006, is incorporated herein by reference.

The information set forth in the “Securities Authorized Under Equity Compensation Plans as of December 31, 2005” section on page 25 of the Company’s proxy statement relating to the annual meeting of stockholders to be held April 26, 2006, is incorporated by reference.

The equity compensation plans approved by shareholders, other than the current Employee Stock Purchase Plan, are described on pages 13 to 15 and pages 30 and 31 of the Company’s proxy statement.

Item 13.

Certain Relationships and Related Transactions.

The “Transactions with Harleysville Mutual” section on pages 40 and 41 of the Company’s proxy statement relating to the annual meeting of stockholders to be held April 26, 2006, is incorporated herein by reference.

Item 14.

Principal Accountant Fees and Services.

The “Audit Fees” section on page 8 of the Company’s proxy statement related to the annual meeting of stockholders to be held April 26, 2006, is incorporated herein by reference.

PART IV

Item 15.

Exhibits and Financial Statement Schedules.

(a)

(1)

The following consolidated financial statements are filed as a part of this report:

Consolidated Financial Statements

Page

Consolidated Balance Sheets as of

December 31, 2005 and 2004

 46

Consolidated Statements of Income (Loss) for

Each of the Years in the Three-year

Period Ended December 31, 2005

 47

Consolidated Statements of Shareholders’

Equity for Each of the Years in the Three-

year Period Ended December 31, 2005

 48

Consolidated Statements of Cash Flows

for Each of the Years in the Three-year

Period Ended December 31, 2005

 50

Notes to Consolidated Financial Statements

 51

Report of Independent Registered Public Accounting Firm

 72

(2)

The following consolidated financial statement schedules for the years 2005, 2004 and 2003 are submitted herewith:

Financial Statement Schedules

Schedule I.

Summary of Investments - Other

Than Investments in Related

Parties

 82

Schedule II.

Condensed Financial Information

of Parent Company

 83

Schedule III.

Supplementary Insurance

Information

 86

Schedule IV.

Reinsurance

 87

Schedule VI.

Supplemental Insurance Information

Concerning Property and Casualty

Subsidiaries

 88

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

(10)(C)*

Harleysville Group Inc. Non-qualified Deferred Compensation Plan Amended and Restated as of January 1, 2006 - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed February 27, 2006 .

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

(10)(R)

Second amendment to lease agreement, effective January 1, 2005 between Harleysville Ltd. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit (10)(R) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

(10)(V)

Amendment to loan agreement, effective March 1, 2005 by and between Harleysville Group Inc. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit (10)(V) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Exhibit

  No.

   Description of Exhibits

(10)(Z)*

Form of Change of Control Employment Agreements dated January 1, 2005 - incorporated herein by reference to Exhibit 10(Z) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)(AA)*

Harleysville Group Inc. Supplemental Retirement Plan Amended and Restated as of March 31, 2006 - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed January 26, 2006.

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

(10)(AE)*

Long Term Incentive Plan of Registrant - Amended and Restated - incorporated herein by reference to Appendix ”B” to the Registrant’s Definitive Proxy Statement on Form 14-A filed March 30, 2005.

(10)(AF)*

Non-Qualified Excess Contribution and Match Program - incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed January 26, 2006.

(10)(AG)

Agency Stock Purchase Plan - incorporated herein by reference to Exhibit 4(A) to the Registrant’s Form S-3 Registration Statement No. 33-90810 filed December 6, 2005.

(10)(AH)*

Harleysville Group Inc. Directors’ Deferred Stock Unit Plan - incorporated herein by reference to Appendix ”A” to the Registrant’s Definitive Proxy Statement on Form 14-A filed March 30, 2005.

(21)

Subsidiaries of Registrant.

(23)

Report and Consent of Independent Registered Public Accounting Firm

(31.1)

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)

Form 11-K Annual Report for the Harleysville Group Inc. Employee Stock Purchase Plan for the year ended December 31, 2005.

——————

*

A management contract, compensatory plan or arrangement required to be separately identified by reason of the provision of Item 14(a)(3).

HARLEYSVILLE GROUP

SCHEDULE I - SUMMARY OF INVESTMENTS -

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2005

(in thousands)

Type of Investment	Cost	Value	Amount at Which Shown in the Balance Sheet
Fixed maturities:
United States government and government agencies and authorities	$194,551	$194,327	$194,353

States, municipalities and political subdivisions	827,626	839,196	835,927
Mortgage-backed securities	229,277	229,223	229,223
All other corporate bonds	556,754	561,581	560,586
Total fixed maturities	1,808,208	1,824,327	1,820,089
Equity securities:
Common stocks:
Banks, trust and insurance companies	23,627	31,294	31,294
Industrial, miscellaneous and all other	115,744	148,686	148,686
Total equities	139,371	179,980	179,980
Short-term investments	64,319		64,319
Total investments	$2,011,898		$2,064,388

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Short-term investments	$20,089	$23,151
Fixed maturities:
Available for sale, at fair value (cost $15 and $50)	15	51
Investments in common stock of subsidiaries (equity method)	706,510	681,041
Accrued investment income	63	19
Due from affiliate	7,376	862
Other assets	13,102	12,555
Total assets	$747,155	$717,679
LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$118,500	$118,500
Accounts payable and accrued expenses	11,007	10,988
Federal income tax payable	3,265	267
Total liabilities	132,772	129,755
Shareholders’ equity:
Preferred stock, $1 par value; authorized 1,000,000 shares, none issued
Common stock, $1 par value; authorized 80,000,000 shares; issued 2005, 32,008,142 and 2004, 31,589,474 shares; outstanding 2005, 30,610,233 and 2004, 30,191,565 shares	32,008	31,589
Additional paid-in capital	169,881	161,689
Accumulated other comprehensive income	20,288	42,051
Retained earnings	417,705	377,282
Deferred compensation	(1,012)	(200)
Treasury stock, at cost, 1,397,909 shares	(24,487)	(24,487)
Total shareholders’ equity	614,383	587,924
Total liabilities and shareholders’ equity	$747,155	$717,679

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Revenues	$7,289	$7,046	$7,711
Expenses:
Interest	6,626	6,322	7,596
Expenses other than interest	2,252	1,994	2,662
	(1,589)	(1,270)	(2,547)
Income tax benefit	(762)	(436)	(659)
Loss before equity in income (loss) of subsidiaries	(827)	(834)	(1,888)
Equity in income (loss) of subsidiaries	62,258	47,712	(45,741)
Net income (loss)	$61,431	$46,878	$(47,629)

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$61,431	$46,878	$(47,629)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in undistributed loss (earnings) of subsidiaries	(62,258)	(47,712)	45,741
(Increase) decrease in accrued investment income	(44)	(5)	3
Increase (decrease) in accrued income taxes	3,000	19,938	(16,130)
Other, net	(6,218)	(16,056)	14,716
Net cash provided (used) by operating activities	(4,089)	3,043	(3,299)
Cash flows from investing activities:
Purchases of fixed maturity investments	(15)
Maturities of fixed maturity investments	50
Net sales (purchases) of short-term investments	3,062	(14,097)	(402)
Net cash provided (used) by investing activities	3,097	(14,097)	(402)
Cash flows from financing activities:
Issuance of common stock	6,970	4,826	7,702
Issuance of debt			100,000
Repayment of debt			(75,000)
Dividends from subsidiaries	15,030	26,668	30
Dividends paid	(21,008)	(20,440)	(20,109)
Purchase of treasury stock			(8,922)
Net cash provided by financing activities	992	11,054	3,701
Change in cash	—	—	—
Cash at beginning of year
Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Deferred Policy Acquisition Costs	Liability For Unpaid Losses and Loss Settlement Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Losses And Loss Settlement Expenses	Amortization Of Deferred Policy Acquisition Costs	Other Underwriting Expense	Premiums Written

Year ended
December 31, 2005
Commercial lines		$1,105,647	$328,731	$687,135		$474,625			$692,356
Personal lines		131,443	77,768	154,432		92,323			146,688
GAAP adjustments(1)		243,712	34,256			448
Total	$104,173	$1,480,802	$440,755	$841,567		$567,396	$210,665	$79,367	$839,044
Net investment income					$90,572

Year ended
December 31, 2004
Commercial lines		$989,820	$323,510	$664,405		$483,568			$678,418
Personal lines		141,789	85,512	173,260		122,353			161,285
GAAP adjustments(1)		186,126	32,675			(261)
Total	$100,755	$1,317,735	$441,697	$837,665		$605,660	$205,605	$73,429	$839,703
Net investment income					$87,171

Year ended
December 31, 2003
Commercial lines		$902,755	$309,497	$628,935		$562,334			$657,537
Personal lines		159,905	97,487	194,472		169,830			185,998
GAAP adjustments(1)		157,317	30,899			(4,289)
Total	$99,033	$1,219,977	$437,883	$823,407		$727,875	$202,147	$71,153	$843,535
Net investment income					$86,597

———————

(1)

GAAP adjustments are not determined separately for commercial and personal lines.

See Note 12 of the Notes to Consolidated Financial Statements.

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE IV - REINSURANCE

Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Gross Amount	Ceded to		Assumed From		Net Amount	Percentage of Amount Assumed to Net
		Outside Companies	Affiliated Companies(1)	Outside Companies	Affiliated Companies(1)
Property and casualty premiums for year ended December 31,
2005	$797,564	$93,139	$740,273	$27,036	$850,379	$841,567	104.3%

2004	$776,651	$88,281	$731,819	$34,852	$846,262	$837,665	105.2%

2003	$741,120	$71,538	$705,774	$27,751	$831,848	$823,407	104.4%

———————

(1)

These columns include the effect of the intercompany pooling.

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING

PROPERTY AND CASUALTY SUBSIDIARIES

Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Liability For Unpaid Losses and Loss Settlement Expenses	Discount, If Any, Deducted From Reserves(1)	Losses and Loss Settlement Expense (Benefits) Incurred Related To		Paid Losses And Loss Settlement Expenses
			Current Year	Prior Years

Year ended:

December 31, 2005	$1,480,802	$9,563	$584,929	$(17,533)	$461,915

December 31, 2004	$1,317,735	$9,529	$593,198	$12,462	$536,711

December 31, 2003	$1,219,977	$10,814	$608,816	$119,059	$522,397

———————

Notes:

(1)

The amount of discount relates to certain long-term disability workers’ compensation cases. A discount rate of 3.5% (5% on New Jersey cases) was used.

(2)

Information required by remaining columns is contained in Schedule III.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harleysville Group Inc.

Date: March 10, 2006	By:	/s/ MICHAEL L. BROWNE
Michael L. Browne President, Chief Executive Officer and a Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. BROWNE	President, Chief Executive Officer and a Director (principal executive Officer)	March 10, 2006
Michael L. Browne

/s/ ARTHUR E. CHANDLER	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 10, 2006
Arthur E. Chandler

/s/ WILLIAM W. SCRANTON	Chairman of the Board and a Director	March 10, 2006
William W. Scranton
/s/ LOWELL R. BECK	Director	March 10, 2006
Lowell R. Beck
/s/ W. THACHER BROWN	Director	March 10, 2006
W. Thacher Brown
/s/ G. LAWRENCE BUHL	Director	March 10, 2006
G. Lawrence Buhl
/s/ MIRIAN M. GRADDICK-WEIR	Director	March 10, 2006
Mirian M. Graddick-Weir
/s/ FRANK E. REED	Director	March 10, 2006
Frank E. Reed
/s/ JERRY S. ROSENBLOOM	Director	March 10, 2006
Jerry S. Rosenbloom

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

(21)	Subsidiaries of Registrant.

(23)	Report and Consent of Independent Registered Public Accounting Firm

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Form 11-K Annual Report for the Harleysville Group Inc. Employee Stock Purchase Plan for the year ended December 31, 2005.