Form 10-Q
period 2006-03-31
HARLEYSVILLE GROUP INC
filed 2006-05-08
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-Q
——————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                 Accelerated filer ☒                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒.

At May 3, 2006 30,906,470 shares of common stock of Harleysville Group were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 1. Financial Statements
HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $408,797 and $430,877)	$410,299	$426,579
Available for sale, at fair value (cost $1,313,134 and $1,235,841)	1,307,686	1,247,017
Equity securities, at fair value (cost $143,372 and $139,371)	188,792	179,980
Short-term investments, at cost, which approximates fair value	74,247	64,319
Fixed maturity securities on loan:
Held to maturity, at amortized cost (fair value $2,888 and $7,010)	2,951	7,070
Available for sale, at fair value (amortized cost $135,103 and $138,718)	134,019	139,423
Total investments	2,117,994	2,064,388
Cash	324	466
Receivables:
Premiums	140,586	141,882
Reinsurance (affiliate $226 and $216)	185,347	249,020
Accrued investment income	23,117	24,016
Total receivables	349,050	414,918
Deferred policy acquisition costs	103,839	104,173
Prepaid reinsurance premiums	32,848	34,256
Property and equipment, net	17,693	18,038
Deferred income taxes	66,861	63,357
Securities lending collateral	140,536	150,938
Due from affiliate	-	1,022
Other assets	45,230	53,710
Total assets	$2,874,375	$2,905,266
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $188,446 and $187,293)	$1,449,162	$1,480,802
Unearned premiums (affiliate $45,930 and $41,618)	439,919	440,755
Accounts payable and accrued expenses	92,270	99,888
Securities lending obligation	140,536	150,938
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Due to affiliate	7,267	-
Total liabilities	2,247,654	2,290,883
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 32,183,057 and 32,008,142 shares; outstanding 30,785,148 and 30,610,233 shares	32,183	32,008
Additional paid-in capital	173,605	169,881
Accumulated other comprehensive income	11,447	20,288
Retained earnings	433,973	417,705
Deferred compensation	-	(1,012)
Treasury stock, at cost, 1,397,909 shares	(24,487)	(24,487)
Total shareholders' equity	626,721	614,383
Total liabilities and shareholders' equity	$2,874,375	$2,905,266

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the three months ended March 31, 2006 and 2005
(dollars in thousands, except per share data)

	2006	2005
Revenues:
Premiums earned from affiliate (ceded to affiliate, $182,869 and $183,450)	$208,345	$206,680
Investment income, net of investment expense	24,095	21,761
Realized investment gains	2,210	-
Other income (affiliate $1,700 and $1,793)	4,887	4,283
Total revenues	239,537	232,724
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $120,222 and $132,020)	135,989	147,868
Amortization of deferred policy acquisition costs	52,604	50,918
Other underwriting expenses	19,991	16,355
Interest expense (affiliate $228 and $131)	1,710	1,620
Other expenses	1,015	1,507
Total expenses	211,309	218,268
Income before income taxes and cumulative effect of accounting change	28,228	14,456
Income taxes	7,520	2,474
Income before cumulative effect of accounting change	20,708	11,982
Cumulative effect of accounting change, net of income taxes	942	-
Net income	$21,650	$11,982
Per common share:
Basic income before cumulative effect of accounting change	$.68	$.40
Basic cumulative effect of accounting change	.03	-
Basic net income	$.71	$.40

Diluted income before cumulative effect of accounting change	$.67	$.39
Diluted cumulative effect of accounting change	.03	-
Diluted net income	$.70	$.39

Cash dividend	$.175	$.17

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the three months ended March 31, 2006
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Deferred Compensation	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2005	32,008,142	$32,008	$169,881	$20,288	$417,705	$(1,012)	$(24,487)	$614,383
Net income					21,650			21,650
Other comprehensive income, net of tax:
Unrealized investment losses, net of reclassification adjustment				(8,841)				(8,841)
Comprehensive income								12,809
Issuance of common stock:
Incentive plans	169,879	170	2,848					3,018
Dividend reinvestment plan	5,036	5	141					146
Tax benefit from stock compensation			790					790
Stock compensation			957					957
Reclassification of deferred compensation			(1,012)			1,012		-
Cash dividend paid					(5,382)			(5,382)
Balance at March 31, 2006	32,183,057	$32,183	$173,605	$11,447	$433,973	$-	$(24,487)	$626,721

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the three months ended March 31, 2006 and 2005
(in thousands)

	2006	2005

Cash flows from operating activities:
Net income	$21,650	$11,982
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	(942)	-
Change in receivables, unearned premiums and prepaid reinsurance balances	66,440	17,584
Change in affiliate balance	8,289	(12,221)
Increase (decrease) in unpaid losses and loss settlement expenses	(31,640)	25,782
Deferred income taxes	749	(631)
(Increase) decrease in deferred policy acquisition costs	334	(1,516)
Amortization and depreciation	1,103	1,401
Gain on sale of investments	(2,210)	-
Other, net	(10,655)	(12,748)
Net cash provided by operating activities	53,118	29,633
Cash flows from investing activities:
Fixed maturity investments:
Purchases	(126,840)	(98,560)
Sales or maturities	86,809	36,074
Equity securities:
Purchases	(34,814)	(1,539)
Sales	33,024	-
Net sales (purchases) of short-term investments	(9,928)	38,475
Sale (purchase) of property and equipment	(84)	1,851
Net cash used by investing activities	(51,833)	(23,699)
Cash flows from financing activities:
Issuance of common stock	3,165	1,782
Dividends paid (to affiliate, $2,975 and $2,890)	(5,382)	(5,151)
Excess tax benefits from share-based payment arrangements	790	-
Net cash used by financing activities	(1,427)	(3,369)
Increase (decrease) in cash	(142)	2,565
Cash at beginning of period	466	328
Cash at end of period	$324	$2,893

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

These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2005 included in the Company's 2005 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

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

2. - Share-Based Payments

Harleysville Group has several share-based compensation plans. Harleysville Group had accounted for the plans under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense was recognized prior to 2006 for fixed stock option grants and an employee stock purchase plan. Effective January 1, 2006, Harleysville Group adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)), which replaces SFAS No. 123 and supercedes APB Opinion No. 25, using the modified prospective application provisions. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.

Implementing SFAS No. 123(R) did not have a material effect on income before cumulative effect of accounting change and basic or diluted earnings per share before cumulative effect of accounting change in the first quarter of 2006. A cumulative effect of change in accounting benefit of $942,000, net of tax of $507,000 was recorded in the first quarter of 2006 related to the accounting for the Long Term Incentive Plan (LTIP). The LTIP has a cash component and a stock component which awards shares based on the total shareholder return of the Company's stock relative to the total shareholder return of a group of insurance company stocks. Under APB Opinion No. 25, this plan had been accounted for using the intrinsic method. Under SFAS No. 123(R), the cash component is accounted for under the liability method and the stock component is accounted for as an equity instrument. SFAS No. 123(R) eliminated the presentation of the contra-equity account on the face of the Consolidated Balance Sheets, "Deferred Compensation." As a result, $1,012,000 was reclassified from "Deferred Compensation" to "Additional Paid-In Capital" as of January 1, 2006.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Under SFAS No. 123(R), the compensation expense for the various share-based compensation plans that has been charged against income before income taxes and cumulative effect of accounting change was $957,000 for the three months ended March 31, 2006, with a corresponding income tax benefit of $303,000. In accordance with APB Opinion No. 25, the compensation benefit that was credited to income before tax was $415,000 for the three months ended March 31, 2005, with a corresponding income tax expense of $145,000.

The following table illustrates the effect on net income and earnings per share as if the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), "Accounting for Stock-Based Compensation," had been applied for the three months ended March 31, 2005:

For the three months ended March 31, 2005
(in thousands, except per share data)
Net income, as reported	$11,982
Plus:
Stock-based employee compensation expense (benefit) included in reported net income, net of related tax effects	(270)
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(212)
Pro forma net income	$11,500
Basic earnings per share:
As reported	$.40
Pro forma	$.38
Diluted earnings per share:
As reported	$.39
Pro forma	$.38

Fixed Stock Option Plans

Harleysville Group has an Equity Incentive Plan (EIP) for key employees. Awards may be made in the form of stock options, stock appreciation rights (SARs), restricted stock or any combination of the above. The EIP was amended in 1997 and limited future awards to an aggregate of 4,260,946 shares of Harleysville Group Inc.’s common stock. Such shares may be authorized and unissued shares or treasury shares. The plan provides that stock options may become exercisable from six months to 10 years from the date of grant with an option price not less than fair market value on the date of grant. The options normally vest 50% at the end of one year and 50% at the end of two years from the date of grant. SARs have not been material. Restricted stock awards have vesting periods of three to four years and vest 100% at the end of the period.

In determining the expense to be recorded for stock options, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions utilized in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model. The expected term of an option award is based on historical experience of similar awards. The dividend yield is determined by dividing the per share-dividend by the grant

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

date stock price. The expected volatility is based on the volatility of the Company's stock price over a historical period comparable to the expected term. The weighted average assumptions used in applying the Black-Scholes valuation model for the three months ended March 31, 2005 are shown below (there were no awards granted in the three months ended March 31, 2006):

Risk-free interest rate	4.02%
Expected term	6 years
Dividend yield	3.19%
Expected volatility	36.16%

The expense to be recorded for restricted stock awards is determined utilizing the number of awards granted and the grant date fair market value.

A summary of share option activity under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in years) (in thousands)

Outstanding at January 1, 2006	2,468,497	$22.30
Granted 2006	-	-
Exercised 2006	(114,605)	21.27
Forfeited or expired 2006	(12,050)	21.91
Outstanding at March 31, 2006	2,341,842	$22.36	6.1	$17,162
Exercisable at March 31, 2006	2,094,145	$22.44	5.1	$15,173

The per share weighted-average fair value of options granted during the three months ended March 31, 2005 was $6.30. The total intrinsic value of options exercised was $748,000 and $225,000 for the three months ended March 31, 2006 and 2005, respectively.

A summary of restricted stock activity under the plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards at January 1, 2006	56,637	$22.60
Granted 2006	21,907	27.27
Vested 2006	-	-
Forfeited 2006	(37)	27.27
Restricted stock awards at March 31, 2006	78,507	$23.90

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company recognized compensation expense of $649,000 and $24,000 related to share options and restricted stock awards granted under the plan for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the Company's total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options and restricted stock awards) granted under the plan was $2,490,000. The cost is expected to be recognized over a weighted average period of 2.0 years. No restricted stock shares vested during the three months ended March 31, 2006 and 2005.

Other Stock Purchase and Incentive Plans

Harleysville Group Inc. is authorized to issue up to 1,650,000 shares of common stock under the terms of the 1995 Employee Stock Purchase Plan as amended in 2003. Such shares may be authorized and unissued shares or treasury shares. Virtually all employees are eligible to participate in the plan, under which a participant may elect to have up to 15% of base pay withheld to purchase shares. The purchase price of the stock is 85% of the lower of the beginning-of-the-subscription-period or end-of-the-subscription-period fair market value. Each subscription period runs from January 15 through July 14, or July 15 through January 14.

In determining the expense to be recorded for the employee stock purchase plan, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Purchase Plan
	For the three months ended March 31,
	2006	2005
Risk-free interest rate	4.42%	3.03%
Expected term	6 months	6 months
Dividend yield	2.59%	3.05%
Expected volatility	24.44%	30.59%

The weighted-average fair value of options granted under the employee stock purchase plan was $5.66 and $4.63 for the three months ended March 31, 2006 and 2005, respectively. The total intrinsic value of options exercised under the plan was $323,000 and $349,000 for the three months ended March 31, 2006 and 2005, respectively. Compensation expense of $92,000 related to grants under the plan was recognized in the three months ended March 31, 2006. As of March 31, 2006, there was $101,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of four months.

The 1996 Directors' Stock Purchase plan provided for the issuance of up to 200,000 shares of Harleysville Group Inc. common stock to outside directors of Harleysville Group Inc. and Mutual. The purchase price of the stock was 85% of the lower of the beginning-of-the-subscription-period or end-of-the-subscription-period fair market value. This plan was discontinued and the last subscription period ended January 14, 2005. For the three months ended March 31, 2005, there were 3,887 shares issued under the plan for which $23,000 of expense was recognized.

The 2005 Non-Employee Directors' Deferred Stock Unit Plan provides for the grant of up to 110,000 fully vested deferred stock units to outside directors of Harleysville Group Inc. and Mutual. Each stock unit represents the right to receive, without payment to the Company, one share of common stock of Harleysville Group Inc. At each April Board of Directors meeting, through the April 2009 meeting, each non-employee director shall receive a number of deferred stock units equal to the result of dividing $30,000 by the fair market value of a share of HGI common stock. The expense to be recorded for the deferred stock units is determined utilizing the number of awards granted and the grant date fair market value. The expense is recognized at the date of grant as the awards are fully vested. No units were issued under the plan for the three months ended March 31, 2006 and 2005.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Long Term Incentive Plan (LTIP) provides for the issuance of up to 600,000 shares of Harleysville Group Inc. common stock, which may be authorized and unissued shares or treasury shares. Shares are awarded to key employees based on the total shareholder return of the Company's stock relative to the total shareholder return of a group of insurance company stocks for a three year period. Current plans are in effect for the three year period January 1, 2004 through December 31, 2006 and January 1, 2005 through December 31, 2007. The fair value of the stock component of the plan was estimated on the date of grant using a 10,000 trial simulation with the following assumptions:

	Plan Years
	2004-2006	2005-2007
Risk-free interest rate	2.16%	3.63%
Expected volatility	42.6%	37.2%
Target number of shares to be issued	58,481	72,326

The weighted-average grant date fair value of the 2004-2006 plan and 2005-2007 plan awards was $19.65 and $19.64, respectively. Compensation expense (benefit) of $214,000 and $(500,000) was recognized related to the stock component of the LTIP for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $1,116,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the LTIP. This cost is expected to be recognized over a period of 1.75 years. No shares were issued under the plan in the three months ended March 31, 2006 and 2005.

The LTIP also has a cash component. This component had been accounted for under the intrinsic method of APB Opinion No. 25. Effective January 1, 2006, it is now being accounted for under the liability method of SFAS No. 123(R). Compensation expense (benefit) of $84,000 and $(208,000) was recognized related to the cash component of the LTIP for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $319,000 of unrecognized compensation cost related to the cash component. This cost is expected to be recognized over a period of 1.75 years.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 was $2,604,000 and $1,431,000, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements was $262,000 and $79,000, respectively, for the three months ended March 31, 2006 and 2005.

3 - Earnings Per Share

The computation of basic and diluted earnings per share is as follows:
	For the three months ended March 31,
	2006	2005
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$21,650	$11,982
Denominator for basic earnings per share--weighted average shares outstanding	30,641,110	30,253,967
Effect of stock incentive plans	424,675	145,379
Denominator for diluted earnings per share	31,065,785	30,399,346
Basic earnings per share:	$.71	$.40
Diluted earnings per share:	$.70	$.39

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

For the three months ended March 31, 2005
(in thousands)
Number of options	1,298

4 - Reinsurance

Premiums earned are net of amounts ceded of $19,740,000 and $21,909,000 for the three months ended March 31, 2006 and 2005, respectively. Losses and loss settlement expenses are net of amounts ceded of $7,348,000 and $7,674,000 for the three months ended March 31, 2006 and 2005, respectively. Such amounts do not include the reinsurance transactions with Mutual under the pooling arrangement.

Harleysville Group had a reinsurance agreement with Mutual whereby Mutual reinsured accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement was terminated on December 31, 2005. The agreement excluded catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplemented the existing external catastrophe reinsurance program. Under the agreement, Harleysville Group ceded to Mutual no premiums earned for the three months ended March 31, 2006 and $2,075,000 for the three months ended March 31, 2005. Losses incurred ceded to Mutual under the agreement were not material in either period.

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

5 - Cash Flows

There were cash tax payments of $100,000 in the first quarter of 2006. There were no cash tax payments in the first quarter of 2005. Cash interest payments of $3,100,000 and $3,006,000 were made in the first quarter of 2006 and 2005, respectively.

6 - Segment Information

The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Financial data by segment is as follows:

	For the three months ended March 31,
	2006	2005
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$172,087	$167,313
Personal lines	36,258	39,367
Total premiums earned	208,345	206,680
Net investment income	24,095	21,761
Realized investment gains	2,210	-
Other	4,887	4,283
Total revenues	$239,537	$232,724
Income before income taxes and cumulative effect of accounting change:
Underwriting income (loss):
Commercial lines	$(3,600)	$(10,238)
Personal lines	5,119	417
SAP underwriting gain (loss)	1,519	(9,821)
GAAP adjustments	(1,758)	1,360
GAAP underwriting loss	(239)	(8,461)
Net investment income	24,095	21,761
Realized investment gains	2,210	-
Other	2,162	1,156
Income before income taxes and cumulative effect of accounting change	$28,228	$14,456

7 - Comprehensive Income

Comprehensive income for the three months ended March 31, 2006 and 2005 consisted of the following (all amounts are net of taxes):

	For the three months ended March 31,
	2006	2005
	(in thousands)
Net income	$21,650	$11,982
Other comprehensive income (loss):
Unrealized investment holding losses arising during period	(7,404)	(15,410)
Less:
Reclassification adjustment for gains included in net income	(1,437)	-
Net unrealized investment losses	(8,841)	(15,410)
Comprehensive income (loss)	$12,809	$(3,428)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8 - Pension

Harleysville Group Inc. has a pension plan that covers substantially all full-time employees. The plan was frozen at the then current benefit levels as of March 31, 2006, at which time the accrual of future benefits for eligible employees ceased. A curtailment benefit for the supplemental executive retirement plan of $146,000 was recognized in the first quarter of 2006. The net periodic pension cost for the plan including Mutual consists of the following components:

	For the three months ended March 31,
	2006	2005
	(in thousands)
Components of net periodic pension cost:
Service cost	$2,372	$2,209
Interest cost	2,600	2,988
Expected return on plan assets	(2,906)	(2,790)
Recognized net actuarial loss	409	1,112
Amortization of prior service cost	5	52
Net transition amortization	13	13
Curtailment gain	(222)	-
Net periodic pension cost:
Entire plan	$2,271	$3,584
Harleysville Group portion	$1,494	$2,375

Harleysville Group's expected portion of the 2006 contribution to the pension plan is $2,076,000. Contributions of $517,000 were made in the quarter ended March 31, 2006.

9 - Shareholders’ Equity

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

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2005 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company's nine insurance subsidiaries at December 31, 2005 ranged from 495% to 606%.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 2.
Management's Discussion and Analysis of Financial Condition
and Results of Operations

Certain of the statements contained herein (other than statements of historical facts) are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on Harleysville Group. There can be no assurance that future developments will be in accordance with management's expectations so that the effect of future developments on Harleysville Group will be those anticipated by management. Actual financial results including premium growth and underwriting results could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves; catastrophe losses; competition in insurance product pricing; government regulation and changes therein which may impede the ability to charge adequate rates; performance of the financial markets; fluctuations in interest rates; availability and price of reinsurance; the A.M. Best rating of Harleysville Group; and the status of labor markets in which the Company operates.

Overview

The Company's net income is primarily determined by three elements:

•	net premium income

•	investment income

•	amounts paid or reserved to settle insured claims

A number of factors may affect the level of premium income, including:

•	limitations on rates arising from the competitive market place or regulation

•	limitation on available business arising from a need to maintain the quality of underwritten risks

•	the Company's ability to maintain its A- ("excellent") rating by A.M. Best

•	the ability of the Company to maintain a reputation for efficiency and fairness in claims administration

A number of factors may affect the level of investment income, including:

•	general interest rate levels

•	specific adverse events affecting the issuers of debt obligations held by the Company

•	changes in the prices of equity securities generally and those held by the Company specifically

Loss and loss settlement expenses are affected by a number of factors, including:

•	the quality of the risks underwritten by the Company

•	the nature and severity of catastrophe losses

•	the availability, cost and terms of reinsurance

•	underlying settlement costs, including medical and legal costs

The Company seeks to manage each of the foregoing to the extent within its control. Many of the foregoing factors are partially, or entirely, outside of the control of the Company.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require Harleysville Group to make estimates and assumptions (see Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2005 included in the Company's 2005 Annual Report filed with the Securities and Exchange Commission on Form 10-K). Harleysville Group believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation. The judgments, or the methodology on which the judgments are made, are reviewed quarterly with the Audit Committee.

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

The application of certain of these critical accounting policies to the periods ended March 31, 2006 and 2005 is discussed in greater detail below.

Results of Operations

Premiums earned increased $1.7 million during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase is primarily due to an increase of $4.8 million in premiums earned for commercial lines partially offset by a decrease of $3.1 million in personal lines premiums earned. The increase in premiums earned for commercial lines was 2.9%, primarily due to higher average premiums. The decline in premiums earned for personal lines was 7.9%, primarily due to fewer policy counts. The reduction in personal lines volume was driven primarily by a reduction in personal automobile business from the continued implementation of more stringent underwriting processes.

Investment income increased $2.3 million for the three months ended March 31, 2006 primarily due to a higher level of invested assets.

Realized investment gains increased $2.2 million for the three months ended March 31, 2006 compared to the same prior year quarter. There were no sales of investment securities in the first quarter of 2005. The increase resulted from gains on the sale of equity securities in the first quarter of 2006.

Harleysville Group holds securities with unrealized losses at March 31, 2006 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities: U.S. Treasury securities and obligations of U.S. government corporations and agencies	$196,705	$4,410	$2,917	$1,493
Obligations of states and Political subdivisions	283,143	6,574	3,243	3,331
Corporate securities	336,770	10,853	5,949	4,904
Mortgage-backed securities	226,371	5,124	4,610	514
Total fixed maturities	$1,042,989	$26,961	$16,719	$10,242
Equity securities	$24,056	$650	$650	$-

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

There are fourteen positions that comprise the unrealized loss in equity investments at March 31, 2006. All have had volatile price movements and have not been significantly below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in the future.

Of the total fixed maturity securities with an unrealized loss at March 31, 2006, securities with a fair value of $848.9 million and an unrealized loss of $20.4 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $194.1 million and an unrealized loss of $6.6 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to the impact of higher market interest rates rather than a decline in credit quality. There are $268.0 million in fixed maturity securities, at fair value, that at March 31, 2006, had been below amortized cost for over twelve months. Of the $10.2 million of unrealized losses on such securities, $10.0 million primarily relates to securities which carry A or higher debt ratings and have declined in fair value roughly in line with market interest rate changes. The remaining $0.2 million of unrealized losses are comprised of airline enhanced equipment trust certificates (EETC) as follows:
	Cost	Fair Value	Maturity Dates
	(in thousands)
American Airlines	$14,372	$14,148	2011
Other airlines	2,000	1,998	2011
	$16,372	$16,146

After the events of September 11, 2001, air travel and the value of these airlines’ EETC securities declined. The EETCs are all “A tranche” holdings, which means they are in a senior credit position to the underlying airplane collateral value as compared to B and C tranche holders. The investment in these securities generally took place between January 2000 and August 2001. The fair value of the EETCs reflects the market price of the securities provided by our custodian bank, the Bank of New York, through an unaffiliated third party pricing service. The collateral associated with the EETCs consists of large pools of late model aircraft, which are essential components of their carriers’ fleets. At the time of issuance, the collateral was appraised at approximately twice the value of the A tranche EETCs. The collateral securing the airline EETCs is attributed a value in excess of the security primarily as a result of common practice with respect to EETC collateral valuation. The value of the collateral securing the EETCs is directly related to the current supply and demand for aircraft, and, because supply and demand for aircraft is affected by geopolitical events, the EETC market applies a credit buffer to the value of the collateral which is designed to build in a margin for the risk that future geopolitical events could have a severe economic impact on the airline industry in general and EETC issuers specifically. According to a recent (August 2005) report provided by JP Morgan, the market value of the aircraft collateral underlying the EETCs exceeds the cost of our A Tranche holdings. The report was prepared by JP Morgan based on its own research as well as research from Aviation Specialists Group. The fair value of the EETCs has increased since 2001, when the fair value first went below cost. Harleysville Group currently has the ability and intent to continue to maintain its holdings in the EETC investments until maturity. In February 2006, holders of Subordinate B Tranche securities in the United Airlines 2000-1 EETC exercised their right to invoke a mandatory purchase of all outstanding A Tranche bonds with respect to the United Airlines 2000-1 EETCs at par plus interest due and accrued. As a result of this transaction, Harleysville Group received a principal payment of $6.6 million, plus accrued interest, representing repayment of the United Airlines EETC maturing in 2012. It is possible that the remaining EETCs may be written down in the income statement in the future, depending upon, among other things, developments involving both the issuers and world events which impact the level of air travel.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

In the first quarter of 2006, Harleysville Group had income before income taxes and cumulative effect of accounting change of $28.2 million, compared to $14.5 million in the first quarter of 2005. The increase in income before income taxes and cumulative effect of accounting change of $13.8 million for the three months ended March 31, 2006, as compared to the same period in 2005, was primarily due to improved underwriting results, the higher investment income and the increased realized investment gains. The improved underwriting results in 2006 primarily were due to lower loss severity, partially offset by greater catastrophe losses and higher underwriting expenses. Catastrophe losses were $2.8 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively. The increase in underwriting expenses, including amortization of deferred policy acquisition costs, was primarily due to higher incentive costs for agents and employees, including higher compensation expenses recognized under SFAS No. 123(R), which was adopted as of January 1, 2006, as described in Note 2 to Notes to Consolidated Financial Statements.

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group's statutory combined ratio decreased to 99.2% for the three months ended March 31, 2006 from 104.2% for the three months ended March 31, 2005. Such decrease was due to better underwriting results in both commercial lines and personal lines.

The statutory combined ratios by line of business for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, were as follows:

	For the three months ended March 31,
	2006	2005
Commercial:
Automobile	101.1%	100.1%
Workers compensation	117.3%	125.7%
Commercial multi-peril	99.9%	105.2%
Other commercial	86.5%	84.9%
Total commercial	101.2%	104.3%
Personal:
Automobile	100.7%	106.1%
Homeowners	78.8%	102.9%
Other personal	68.1%	87.8%
Total personal	89.6%	103.7%
Total personal and commercial	99.2%	104.2%

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The commercial lines statutory combined ratio decreased to 101.2% for the three months ended March 31, 2006 from 104.3% for the three months ended March 31, 2005. The decrease is primarily due to a decrease in the combined ratio for workers compensation and commercial multi-peril due to improved loss severity in these lines. The personal lines statutory combined ratio decreased to 89.6% for the three months ended March 31, 2006 from 103.7% for the three months ended March 31, 2005. The decrease primarily was due to improved property results in the homeowners line, and lower loss severity in personal automobile.

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	March 31, 2006	December 31, 2005
	(in thousands)
Commercial:
Automobile	$292,349	$282,521
Workers compensation	314,424	310,609
Commercial multi-peril	447,122	432,314
Other commercial	84,124	80,204
Total commercial	1,138,019	1,105,648
Personal:
Automobile	94,433	95,707
Homeowners	33,375	34,465
Other personal	1,402	1,270
Total personal	129,210	131,442
Total personal and commercial	1,267,229	1,237,090
Plus reinsurance recoverables	181,933	243,712
Total liability	$1,449,162	$1,480,802

The following table presents the increase (decrease) in the liability for unpaid losses and loss settlement expenses attributable to insured events of prior years for the three months ended March 31, 2006 by line of business:

	Total	Accident Years
		2005	2004	2003 and Prior Years
	(in thousands)
Commercial:
Automobile	$386	$586	$69	$(269)
Workers compensation	(183)	(14)	(253)	84
Commercial multi-peril	(1,342)	338	(597)	(1,083)
Other commercial	237	(58)	(140)	435
Total commercial	(902)	852	(921)	(833)
Personal:
Automobile	(1,663)	(156)	(502)	(1,005)
Homeowners	(1,656)	28	(286)	(1,398)
Other personal	177	(34)	(17)	228
Total personal	(3,142)	(162)	(805)	(2,175)
Total net development	$(4,044)	$690	$(1,726)	$(3,008)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

There was $4.0 million of net favorable development in the provision for insured events in prior years for the three months ended March 31, 2006 of which $0.9 million was in commercial lines and $3.1 million was in personal lines. The favorable development primarily related to the 2003 and 2004 accident years as a result of lower than expected claims severity in personal lines and commercial multi-peril.

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

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group's pooling share of the total pooled amounts:
	For the three months	For the year ended
	ended March 31, 2006	December 31, 2005
	(dollars in thousands)
Number of claims pending, beginning of period	6,020	6,832
Number of claims reported	2,064	9,372
Number of claims settled or dismissed	(2,059)	(10,184)
Number of claims pending, end of period	6,025	6,020
Losses paid	$14,095	$66,486
Loss settlement expenses paid	$3,223	$14,045

Workers compensation losses primarily consist of indemnity and medical costs for injured workers. The reduction in claim counts experienced over the past two years reflects the impact of a reduction in workers compensation exposure as policy counts have declined.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the liability for unpaid losses and loss settlement expenses by case and incurred but not reported (IBNR) reserves by line of business as of March 31, 2006:

	Case	IBNR	LAE Liability	IBNR (Incl. LAE)	Total Liability
	(in thousands)
Commercial:
Automobile	$104,725	$140,098	$47,526	$187,624	$292,349
Workers compensation	157,735	116,033	40,656	156,689	314,424
Commercial multi-peril	123,785	210,992	112,345	323,337	447,122
Other commercial	16,510	47,377	20,237	67,614	84,124
Total commercial	402,755	514,500	220,764	735,264	1,138,019
Personal:
Automobile	46,645	30,827	16,961	47,788	94,433
Homeowners	10,788	15,932	6,655	22,587	33,375
Other personal	504	716	182	898	1,402
Total personal	57,937	47,475	23,798	71,273	129,210
Total net liability	460,692	561,975	244,562	806,537	1,267,229
Reinsurance recoverables	159,523	19,100	3,310	22,410	181,933
Total gross liability	$620,215	$581,075	$247,872	$828,947	$1,449,162

Reinsurance receivables were $185.3 million and $249.0 million at March 31, 2006 and December 31, 2005, respectively. Of these amounts, $117.0 million and $183.9 million, respectively, or 63% and 74%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi governmental pools and reinsurance facilities where, Harleysville Group believes, there is virtually no credit risk. The remainder of the reinsurance receivables are principally due from reinsurers rated A- or higher by A.M. Best. The decrease in the reinsurance receivables is primarily from a decrease of $65.7 million in the amount due from the National Flood Insurance Program primarily as a result of settling claims arising from Hurricane Katrina.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses, and more recent statistical data reflects different patterns than in the past. Litigation on bodily injury liability cases is higher for the past four years while the rate of settlement is slower. These changed patterns give rise to greater uncertainty as to the pattern of future loss settlements on bodily injury liability claims. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at March 31, 2006.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Net catastrophe losses increased $1.8 million for the three months ended March 31, 2006 due to more severe catastrophes in the 2006 period than in the comparable period in 2005.

Harleysville Group and Mutual terminated the reinsurance agreement whereby Mutual reinsured certain accumulated catastrophe losses, as described in Note 4 of Notes to Consolidated Financial Statements, as of December 31, 2005. Harleysville Group ceded to Mutual no premiums earned for the three months ended March 31, 2006 and $2.1 million for the three months ended March 31, 2005. Losses incurred ceded to Mutual under the agreement were not material in either period.

Effective April 1, 2006, the Company's subsidiaries and Mutual and its wholly-owned subsidiaries increased their retention for property and auto physical damage losses under their per risk excess of loss reinsurance treaty from $1.5 million to $2.0 million. Effective April 1, 2006, the treaty affords recovery to $8.0 million above the $2.0 retention. The Company's pooling share of such recovery would be $5.8 million above a retention of $1.4 million.

Harleysville Group froze its defined benefit pension plan at the then current benefit levels as of March 31, 2006. Harleysville Group's portion of pension expense for the plan was $1.5 million and $2.4 million for the three months ended March 31, 2006 and 2005, respectively. Harleysville Group enhanced its 401(k) retirement savings plan to provide for a company contribution equal to 5% of salary for all eligible employees, effective April 1, 2006. As a result of these changes, Harleysville Group expects to reduce annualized operating expenses by approximately $5.0 million beginning in the second quarter of 2006.

Other income increased $0.6 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 primarily due to an increase of $1.2 million in claim handling fees received in connection with the National Flood Insurance Program, related primarily to flood claims from Hurricane Katrina.

The income tax expense for each of the three month periods ended March 31, 2006 and 2005 includes a tax benefit of $2.4 million and $2.6 million, respectively, related to tax-exempt investment income.

Liquidity and Capital Resources

Operating activities provided $53.1 million and $29.6 million of net cash for the three months ended March 31, 2006 and 2005, respectively. The change primarily is from an increase in net cash provided by underwriting activities and investment income.

Investing activities used $51.8 million and $23.7 million of net cash for the three months ended March 31, 2006 and 2005, respectively. The change is primarily due to higher net purchases of investments due to the increase in cash provided by operating activities.

Financing activities used $1.4 million and $3.4 million of net cash for the three months ended March 31, 2006 and 2005, respectively. The change is primarily due to an increase in the issuance of common stock.

Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At March 31, 2006, Harleysville Group held cash collateral of $140.5 million related to securities on loan with a market value of $136.9 million. Harleysville Group’s policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, A-rated corporate obligations, AAA-rated asset-backed securities or GIC’s and Funding Agreements from issuers rated A or better. The securities on loan to others have been segregated from the other invested assets on the balance sheet. In addition, the assets and liabilities have been grossed up to reflect the collateral held under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

Harleysville Group Inc. had $17.2 million of cash and marketable securities at March 31, 2006 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. The Company has no material commitments for capital expenditures as of March 31, 2006.

The timing of future cash payments associated with unpaid losses and loss settlement expenses and contractual obligations pursuant to debt agreements is not expected to be materially different from that disclosed in the Company's Annual Report on Form 10-K for fiscal year 2005.

RISK FACTORS

The business, results of operations and financial condition, and therefore the value of Harleysville Group’s securities, are subject to a number of risks. Some of those risks are set forth in the Company's annual report on Form 10-K for fiscal year 2005, filed with the Securities and Exchange Commission on March 10, 2006. There has been no material change from risk factors as previously disclosed in the Company's annual report for fiscal year 2005.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 3.
Quantitative and Qualitative Disclosure
about Market Risk

Harleysville Group’s market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of Harleysville Group’s investment portfolio as a result of fluctuations in prices and interest rates. Harleysville Group attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities.

Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2005 to March 31, 2006. In addition, the Company has maintained approximately the same investment mix during this period.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 4.
Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2006, which is the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Change in internal control over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1A.   Risk Factors

For a discussion of risk factors applicable to the Company see page 24 - "Risk Factors."

ITEM 6.      a.   Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harleysville Group Inc.

Date: May 8, 2006	By:	/s/ ARTHUR E. CHANDLER
Arthur E. Chandler Senior Vice President and Chief Financial Officer (principal financial officer)