Form 10-Q
period 2006-06-30
HARLEYSVILLE GROUP INC
filed 2006-08-08
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————
FORM 10-Q
——————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At July 31, 2006   31,115,405 shares of common stock of Harleysville Group were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 1. Financial Statements

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $402,315 and $430,877)	$407,298	$426,579
Available for sale, at fair value (cost $1,386,808 and $1,235,841)	1,369,341	1,247,017
Equity securities, at fair value (cost $62,122 and $139,371)	63,561	179,980
Short-term investments, at cost, which approximates fair value	143,476	64,319
Fixed maturity securities on loan:
Held to maturity, at amortized cost (fair value $2,873 and $7,010)	2,951	7,070
Available for sale, at fair value (amortized cost $136,695 and $138,718)	133,877	139,423
Total investments	2,120,504	2,064,388
Cash	3,026	466
Receivables:
Premiums	150,997	141,882
Reinsurance (affiliate $145 and $216)	173,097	249,020
Accrued investment income	23,912	24,016
Total receivables	348,006	414,918
Deferred policy acquisition costs	105,546	104,173
Prepaid reinsurance premiums	33,687	34,256
Property and equipment, net	17,349	18,038
Deferred income taxes	80,342	63,357
Securities lending collateral	140,306	150,938
Due from affiliate	6,265	1,022
Other assets	47,092	53,710
Total assets	$2,902,123	$2,905,266
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $194,454 and $187,293)	$1,458,095	$1,480,802
Unearned premiums (affiliate $40,772 and $41,618)	450,347	440,755
Accounts payable and accrued expenses	100,613	99,888
Securities lending obligation	140,306	150,938
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Total liabilities	2,267,861	2,290,883
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 32,427,087 and 32,008,142 shares; outstanding 31,029,178 and 30,610,233 shares	32,427	32,008
Additional paid-in capital	179,131	169,881
Accumulated other comprehensive income (loss)	(26,080)	20,288
Retained earnings	473,271	417,705
Deferred compensation		(1,012)
Treasury stock, at cost, 1,397,909 shares	(24,487)	(24,487)
Total shareholders' equity	634,262	614,383
Total liabilities and shareholders’ equity	$2,902,123	$2,905,266
See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the three months ended June 30, 2006 and 2005
(dollars in thousands, except per share data)

	2006	2005
Revenues:
Premiums earned from affiliate (ceded to affiliate, $185,364 and $186,991)	$209,320	$209,865
Investment income, net of investment expense	24,847	22,578
Realized investment gains	38,072	68
Other income (affiliate $1,615 and $1,708)	4,299	4,158
Total revenues	276,538	236,669
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $114,054 and $124,485)	135,049	143,997
Amortization of deferred policy acquisition costs	53,467	52,043
Other underwriting expenses	19,564	18,778
Interest expense (affiliate $249 and $177)	1,731	1,665
Other expenses	1,340	1,763
Total expenses	211,151	218,246
Income before income taxes	65,387	18,423
Income taxes	20,657	3,896
Net income	$44,730	$14,527
Per common share:
Basic earnings	$1.45	$.48

Diluted earnings	$1.43	$.48

Cash dividend	$.175	$.17

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the six months ended June 30, 2006 and 2005
(dollars in thousands, except per share data)

	2006	2005
Revenues:
Premiums earned from affiliate (ceded to affiliate, $368,233 and $370,441)	$417,665	$416,545
Investment income, net of investment expense	48,942	44,339
Realized investment gains	40,282	68
Other income (affiliate $3,315 and $3,501)	9,186	8,441
Total revenues	516,075	469,393
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate,$234,276 and $256,505)	271,038	291,865
Amortization of deferred policy acquisition costs	106,071	102,961
Other underwriting expenses	39,555	35,133
Interest expense (affiliate $477 and $308)	3,441	3,285
Other expenses	2,355	3,270
Total expenses	422,460	436,514
Income before income taxes and cumulative effect of accounting change	93,615	32,879
Income taxes	28,177	6,370
Income before cumulative effect of accounting change	65,438	26,509
Cumulative effect of accounting change, net of income taxes	942
Net income	$66,380	$26,509
Per common share:
Basic income before cumulative effect of accounting change	$2.13	$.88
Basic cumulative effect of accounting change	.03
Basic net income	$2.16	$.88

Diluted income before cumulative effect of accounting change	$2.10	$.87
Diluted cumulative effect of accounting change	.03
Diluted net income	$2.13	$.87

Cash dividend	$.35	$.34

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the six months ended June 30, 2006
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Deferred Compensation		Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2005	32,008,142	$32,008	$169,881	$20,288	$417,705		$(1,012)	$(24,487)	$614,383
Net income					66,380				66,380
Other comprehensive income, net of tax:
Unrealized investment losses, net of reclassification adjustment				(46,368)					(46,368)
Comprehensive income									20,012
Issuance of common stock:
Incentive plans	409,161	409	6,125						6,534
Dividend reinvestment plan	9,784	10	278						288
Tax benefit from stock compensation			1,609						1,609
Stock compensation			2,250						2,250
Reclassification of deferred compensation			(1,012)				(1,012)
Cash dividend paid					(10,814)				(10,814)
Balance at June 30, 2006	32,427,087	$32,427	$179,131	$(26,080)	$473,271	$		$(24,487)	$634,262

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2006 and 2005
(in thousands)

	2006	2005

Cash flows from operating activities:
Net income	$66,380	$26,509
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investments	(40,282)	(68)
Cumulative effect of accounting change, net of tax	(942)
Change in receivables, unearned premiums and prepaid reinsurance balances	77,073	29,772
Change in affiliate balance	(5,243)	(16,849)
Increase (decrease) in unpaid losses and loss settlement expenses	(22,707)	38,028
Deferred income taxes	7,474	(779)
Increase in deferred policy acquisition costs	(1,373)	(5,337)
Amortization and depreciation	2,208	2,737
Other, net	(5,179)	(2,494)
Net cash provided by operating activities	77,409	71,519
Cash flows from investing activities:
Fixed maturity investments:
Purchases	(252,294)	(180,736)
Sales or maturities	141,494	56,322
Equity securities:
Purchases	(56,839)	(3,878)
Sales	174,498	3,401
Net sales (purchases) of short-term investments	(79,157)	60,475
Sale (purchase) of property and equipment	(172)	1,507
Net cash used by investing activities	(72,470)	(62,909)
Cash flows from financing activities:
Issuance of common stock	6,826	2,293
Repayment of debt obligations		(565)
Dividends paid (to affiliate, $5,951 and $5,781)	(10,814)	(10,311)
Excess tax benefits from share-based payment arrangements	1,609
Net cash used by financing activities	(2,379)	(8,583)
Increase in cash	2,560	27
Cash at beginning of period	466	328
Cash at end of period	$3,026	$355

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

2 - Share-Based Payments

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

Implementing SFAS No. 123(R) did not have a material effect on income before cumulative effect of accounting change and basic or diluted earnings per share before cumulative effect of accounting change in the three or six months ended June 30, 2006. A cumulative effect of change in accounting benefit of $942,000, net of tax of $507,000 was recorded in the first quarter of 2006 related to the accounting for the Long Term Incentive Plan (LTIP). The LTIP has a cash component and a stock component which awards shares based on the total shareholder return of the Company's stock relative to the total shareholder return of a group of insurance company stocks. Under APB Opinion No. 25, this plan had been accounted for using the intrinsic method. Under SFAS No. 123(R), the cash component is accounted for under the liability method and the stock component is accounted for as an equity instrument. SFAS No. 123(R) eliminated the presentation of the contra-equity account on the face of the Consolidated Balance Sheets, "Deferred Compensation." As a result, $1,012,000 was reclassified from "Deferred Compensation" to "Additional Paid-In Capital" as of January 1, 2006.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Under SFAS No. 123(R), the compensation expense for the various share-based compensation plans that has been charged against income before income taxes and cumulative effect of accounting change was $1,293,000 and $2,250,000 for the three and six months ended June 30, 2006, respectively, with a corresponding income tax benefit of $422,000 and $725,000, respectively. In accordance with APB Opinion No. 25, the compensation benefit that was credited to income before tax was $87,000 and $502,000 for the three and six months ended June 30, 2005, respectively, with a corresponding income tax expense of $30,000 and $175,000, respectively.

The following table illustrates the effect on net income and earnings per share as if the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), "Accounting for Stock-Based Compensation," had been applied for the three and six months ended June 30, 2005:

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
	(in thousands, except per share data)
Net income, as reported	$14,527	$26,509
Plus:
Stock-based employee compensation benefit included in reported net income, net of related tax effects	(57)	(327)
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(635)	(847)
Pro forma net income	$13,835	$25,335
Basic earnings per share:
As reported	$.48	$.88
Pro forma	$.46	$.84
Diluted earnings per share:
As reported	$.48	$.87
Pro forma	$.46	$.83

Fixed Stock Option Plans

Harleysville Group has an Equity Incentive Plan (EIP) for key employees. Awards may be made in the form of stock options, stock appreciation rights (SARs), restricted stock or any combination of the above. The EIP was amended in 1997 and 2006 and limited future awards to an aggregate of 1,000,000 shares, plus the remaining shares under the 1997 plan, of Harleysville Group Inc.’s common stock. Such shares may be authorized and unissued shares or treasury shares. The plan provides that stock options may become exercisable from six months to 10 years from the date of grant with an option price not less than fair market value on the date of grant. Options granted prior to 2006 normally vest 50% at the end of one year and 50% at the end of two years from the date of grant. Options granted in 2006 normally vest 33 1/3% at the end of one year, 33 1/3% at the end of two years and 33 1/3% at the end of three years from the date of grant. SARs have not been material. Restricted stock awards have vesting periods of three to five years and vest 100% at the end of the period.

In determining the expense to be recorded for stock options, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions utilized in applying the

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model. The expected term of an option award is based on historical experience of similar awards. The dividend yield is determined by dividing the per share-dividend by the grant date stock price. The expected volatility is based on the volatility of the Company's stock price over a historical period comparable to the expected term. The weighted average assumptions used in applying the Black-Scholes valuation model for the six months ended June 30, 2006 and 2005 are shown below:

	For the six months ended June 30,
	2006	2005
Risk-free interest rate	4.96%	4.03%
Expected term	6 years	6 years
Dividend yield	2.38%	3.20%
Expected volatility	34.67%	36.16%

The expense to be recorded for restricted stock awards is determined utilizing the number of awards granted and the grant date fair market value.

A summary of share option activity under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in years) (in thousands)

Outstanding at January 1, 2006	2,468,497	$22.30
Granted 2006	311,840	29.38
Exercised 2006	(300,218)	20.45
Forfeited or expired 2006	(21,040)	22.33
Outstanding at June 30, 2006	2,459,079	$23.43	6.5	$20,381
Exercisable at June 30, 2006	1,913,384	$22.67	4.4	$17,314

The per share weighted-average fair value of options granted during the six months ended June 30, 2006 and 2005 was $9.70 and $6.29, respectively. The total intrinsic value of options exercised was $2,557,000 and $456,000 for the six months ended June 30, 2006 and 2005, respectively.

A summary of restricted stock activity under the plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards at January 1, 2006	56,637	$22.60
Granted 2006	91,117	28.86
Vested 2006
Forfeited 2006	(547)	25.94
Restricted stock awards at June 30, 2006	147,207	$26.46

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company recognized compensation expense of $763,000 and $1,412,000 related to share options and restricted stock awards granted under the plan for the three and six months ended June 30, 2006, respectively. The Company recognized compensation benefit of $89,000 and $65,000 for the three and six months ended June 30, 2005, respectively. As of June 30, 2006, the Company's total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options and restricted stock awards) granted under the plan was $5,969,000. The cost is expected to be recognized over a weighted average period of 2.9 years. No restricted stock shares vested during the six months ended June 30, 2006 and 2005.

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

In determining the expense to be recorded for the employee stock purchase plan, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Purchase Plan
	For the six months ended June 30,
	2006	2005
Risk-free interest rate	4.42%	2.67%
Expected term	6 months	6 months
Dividend yield	2.59%	3.03%
Expected volatility	24.44%	25.14%

The weighted-average fair value of options granted under the employee stock purchase plan was $5.66 and $4.63 for the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value of options exercised under the plan was $323,000 and $349,000 for the six months ended June 30, 2006 and 2005, respectively. Compensation expense of $86,000 and $178,000 related to grants under the plan was recognized in the three and six months ended June 30, 2006, respectively. As of June 30, 2006, there was $14,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of one month.

The 1996 Directors' Stock Purchase plan provided for the issuance of up to 200,000 shares of Harleysville Group Inc. common stock to outside directors of Harleysville Group Inc. and Mutual. The purchase price of the stock was 85% of the lower of the beginning-of-the-subscription-period or end-of-the-subscription-period fair market value. This plan was discontinued and the last subscription period ended January 14, 2005. For the six months ended June 30, 2005, there were 3,887 shares issued under the plan for which $23,000 of expense was recognized.

The 2005 Non-Employee Directors' Deferred Stock Unit Plan provides for the grant of up to 110,000 fully vested deferred stock units to outside directors of Harleysville Group Inc. and Mutual. Each stock unit represents the right to receive, without payment to the Company, one share of common stock of Harleysville Group Inc. At each April Board of Directors meeting, through the April 2009 meeting, each non-employee director shall receive a number of deferred stock units equal to the result of dividing $30,000 by the fair market value of a share of HGI common stock. The expense to be recorded for the deferred stock units is determined utilizing the number of awards granted and the grant date fair market value. The expense is recognized at the date of grant as the awards are fully vested. For the three

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

and six months ended June 30, 2006, 10,050 units were issued for which $254,000 of expense was recognized. For the three and six months ended June 30, 2005, 13,500 units were issued for which $232,000 of expense was recognized.

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

	Plan Years
	2004-2006	2005-2007
Risk-free interest rate	2.16%	3.63%
Expected volatility	42.6%	37.2%
Target number of shares to be issued	58,481	69,638

The weighted-average grant date fair value of the 2004-2006 plan and 2005-2007 plan awards was $19.65 and $19.64, respectively. Compensation expense of $188,000 and $402,000 was recognized related to the stock component of the LTIP for the three and six months ended June 30, 2006, respectively. No expense was recognized for the three months ended June 30, 2005 and a compensation benefit of $500,000 was recognized for the six months ended June 30, 2005 related to the stock component of the LTIP. As of June 30, 2006, there was $875,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the LTIP. This cost is expected to be recognized over a period of 1.5 years. No shares were issued under the plan in the six months ended June 30, 2006 and 2005.

The LTIP also has a cash component. This component had been accounted for under the intrinsic method of APB Opinion No. 25. Effective January 1, 2006, it is now being accounted for under the liability method of SFAS No. 123(R). Compensation expense of $169,000 and $253,000 was recognized related to the cash component of the LTIP for the three and six months ended June 30, 2006, respectively. No expense was recognized for the three months ended June 30, 2005 and a compensation benefit of $208,000 was recognized for the six months ended June 30, 2005 related to the cash component of the LTIP. As of June 30, 2006, there was $307,000 of unrecognized compensation cost related to the cash component. This cost is expected to be recognized over a period of 1.5 years.

Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2006 and 2005 was $6,048,000 and $1,426,000, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements was $895,000 and $160,000, respectively, for the six months ended June 30, 2006 and 2005.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3 - Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$44,730	$14,527	$66,380	$26,509
Denominator for basic earnings per share -- Weighted average shares outstanding	30,831	30,305	30,736	30,279
Effect of stock incentive plans	467	89	480	131
Denominator for diluted earnings per share	31,298	30,394	31,216	30,410
Basic earnings per share	$1.45	$.48	$2.16	$.88
Diluted earnings per share	$1.43	$.48	$2.13	$.87

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Number of options	0	1,747	111	1,747

4 - Reinsurance
Premiums earned are net of amounts ceded of $20,563,000 and $40,303,000 for the three and six months ended June 30, 2006, respectively, and $23,918,000 and $45,827,000 for the three and six months ended June 30, 2005, respectively. Losses and loss settlement expenses are net of amounts ceded of $7,045,000 and $14,393,000 for the three and six months ended June 30, 2006, respectively, and $3,522,000 and $11,196,000 for the three and six months ended June 30, 2005, respectively. Such amounts ceded do not include the reinsurance transactions with Mutual under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers and the reinsurance described in the following paragraph.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Harleysville Group had a reinsurance agreement with Mutual whereby Mutual reinsured accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement was terminated on December 31, 2005. The agreement excluded catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplemented the existing external catastrophe reinsurance program. Under the agreement, Harleysville Group ceded to Mutual no premiums earned for the three and six months ended June 30, 2006 and premiums earned of $2,336,000 and $4,411,000 for the three and six months ended June 30, 2005, respectively. Losses incurred ceded to Mutual under the agreement were not material in either period of 2006 and 2005.

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

5 - Cash Flows
There were net cash tax payments of $12,100,000 and $4,100,000 and cash interest payments of $3,350,000 and $3,195,000 in the first six months of 2006 and 2005, respectively.

6 - Segment Information
The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Financial data by segment is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$172,725	$170,858	$344,812	$338,171
Personal lines	36,595	39,007	72,853	78,374
Total premiums earned	209,320	209,865	417,665	416,545
Net investment income	24,847	22,578	48,942	44,339
Realized investment gains	38,072	68	40,282	68
Other	4,299	4,158	9,186	8,441
Total revenues	$276,538	$236,669	$516,075	$469,393
Income before income taxes and cumulative effect of accounting change:
Underwriting gain (loss):
Commercial lines	$(3,936)	$(9,760)	$(7,536)	$(19,998)
Personal lines	3,140	1,114	8,259	1,531
SAP underwriting gain (loss)	(796)	(8,646)	723	(18,467)
GAAP adjustments	2,036	3,693	278	5,053
GAAP underwriting gain (loss)	1,240	(4,953)	1,001	(13,414)
Net investment income	24,847	22,578	48,942	44,339
Realized investment gains	38,072	68	40,282	68
Other	1,228	730	3,390	1,886
Income before income taxes and cumulative effect of accounting change	$65,387	$18,423	$93,615	$32,879

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7 - Comprehensive Income
Comprehensive income for the three and six months ended June 30, 2006 and 2005 consisted of the following (all amounts are net of taxes):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$44,730	$14,527	$66,380	$26,509
Other comprehensive income:
Unrealized investment holding gains (losses) arising during period	(12,781)	9,603	(20,185)	(5,807)
Less:
Reclassification adjustment for gains included in net income	(24,746)	(44)	(26,183)	(44)
Net unrealized investment gains (losses)	(37,527)	9,559	(46,368)	(5,851)
Comprehensive income	$7,203	$24,086	$20,012	$20,658

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

	For the three months ended June 30,			For the six months ended June 30,
	2006		2005	2006	2005
	(in thousands)
Components of net periodic pension cost:
Service cost	$		$2,209	$2,372	$4,418
Interest cost		2,594	2,988	5,194	5,976
Expected return on plan assets		(2,906)	(2,790)	(5,812)	(5,580)
Recognized net actuarial loss		409	1,112	818	2,224
Amortization of prior service cost			52	5	104
Net transition amortization			14	13	27
Curtailment gain				(222)
Net periodic pension cost:
Entire plan		$97	$3,585	$2,368	$7,169
Harleysville Group portion		$64	$2,374	$1,558	$4,749

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Harleysville Group's expected portion of the 2006 contribution to the pension plan is $2,076,000. Contributions of $1,032,000 were made in the first six months of 2006.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 2.                                           Management's Discussion and Analysis of Financial Condition
and Results of Operations

Certain of the statements contained herein (other than statements of historical facts) are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on Harleysville Group. There can be no assurance that future developments will be in accordance with management's expectations so that the effect of future developments on Harleysville Group will be those anticipated by management. Actual financial results including premium growth and underwriting results could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves; catastrophe losses; competition in insurance product pricing; government regulation and changes therein which may impede the ability to charge adequate rates; performance of the financial markets; fluctuations in interest rates; availability and price of reinsurance; the A. M. Best rating of Harleysville Group; and the status of labor markets in which the Company operates.

Overview

The Company's net income is primarily determined by three elements:

•	net premium income

•	investment income including realized investment gains

•	amounts paid or reserved to settle insured claims

A number of factors may affect the level of premium income, including:

•	limitations on rates arising from the competitive market place or regulation

•	limitation on available business arising from a need to maintain the quality of underwritten risks

•	the Company's ability to maintain its A- ("excellent") rating by A.M. Best

•	the ability of the Company to maintain a reputation for efficiency and fairness in claims administration

A number of factors may affect the level of investment income, including:

•	general interest rate levels and amounts of cash flow

•	specific adverse events affecting the issuers of debt obligations held by the Company

•	changes in the prices of equity securities generally and those held by the Company specifically

Loss and loss settlement expenses are affected by a number of factors, including:

•	the quality of the risks underwritten by the Company

•	the nature and severity of catastrophe losses

•	the availability, cost and terms of reinsurance

•	underlying settlement costs, including medical and legal costs

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

Harleysville Group has written down to fair value, any equity security that has declined below cost by more than 20% and maintained such decline for six months, or by 50% or more, in the quarter in which either such decline occurred. In some cases, securities that have declined by a lesser amount or for a shorter period of time are written down if the evaluation indicates the decline is other-than-temporary. Fair value of equity securities is based on the closing market value. The fair value of mutual fund holdings is based on the closing net asset value reported by the fund. The fair value of fixed maturities is based upon data supplied by an independent pricing service. It can be difficult to determine the fair value of non-traded securities but Harleysville Group does not own a material amount of non-traded securities.

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

The application of certain of these critical accounting policies to the periods ended June 30, 2006 and 2005 is discussed in greater detail below.

Results of Operations
Premiums earned decreased $0.5 million during the three months ended June 30, 2006 compared to the same period in the prior year. The decrease is primarily due to a decrease in premiums earned for personal lines of $2.4 million, partially offset by an increase of $1.9 million in commercial lines premiums earned for the three months ended June 30, 2006. Premiums earned increased $1.1 million during the six months ended June 30, 2006 compared to the same period in the prior year. The increase is primarily due to an increase in premiums earned for commercial lines of $6.6 million, partially offset by a decrease of $5.5 million in personal lines premiums earned for the six months ended June 30, 2006. The increases in premiums earned for commercial lines were 1.1% and 2.0% for the three and six months ended June 30, 2006, respectively, primarily due to higher average premiums. The declines in premiums earned for personal lines were 6.2% and 7.0% for the three and six months ended June 30, 2006, respectively, primarily due to fewer policy counts. The reduction in personal lines volume was driven primarily by a reduction of personal automobile business from the continued implementation of more stringent underwriting processes.

Investment income increased $2.3 million and $4.6 million for the three and six months ended June 30, 2006 as compared to the same periods in the prior year, primarily due to a higher level of invested assets and higher interest rates on short-term investments.

Realized investment gains increased $38.0 million and $40.2 million for the three and six months ended June 30, 2006 as compared to the same periods in the prior year. The increases resulted primarily from gains on the net sales of equity securities in 2006.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Harleysville Group holds securities with unrealized losses at June 30, 2006 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities: U.S. Treasury securities and obligations of U.S. government corporations and agencies	$204,013	$6,278	$4,515	$1,763
Obligations of states and political subdivisions	348,405	9,282	5,389	3,893
Corporate securities	365,373	14,444	8,672	5,772
Mortgage-backed securities	236,045	8,089	7,518	571
Total fixed maturities	$1,153,836	$38,093	$26,094	$11,999
Equity securities	$12,437	$317	$315	$2

Of the total fixed maturity securities with an unrealized loss at June 30, 2006, securities with a fair value of $936.0 million and an unrealized loss of $29.5 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $217.8 million and an unrealized loss of $8.6 million are classified as held to maturity on the balance sheet and are carried at amortized cost.
The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to the impact of higher market interest rates rather than a decline in credit quality. There are $272.6 million in fixed maturity securities, at fair value, that at June 30, 2006, had been below amortized cost for over twelve months. Of the $12.0 million of unrealized losses on such securities, $11.7 million primarily relates to securities which carry investment grade ratings and have declined in fair value roughly in line with market interest rate changes. The remaining $0.3 million of unrealized losses are comprised of airline enhanced equipment trust certificates (EETC) as follows:

	Cost	Fair Value	Maturity Date
	(in thousands)
American Airlines	$14,373	$14,040	2011

The EETCs are all “A tranche” holdings, which means they are in a senior credit position to the underlying airplane collateral value as compared to B and C tranche holders. The investment in these securities generally took place between January 2000 and August 2001. The fair value of the EETCs reflects the market price of the securities provided by our custodian bank, the Bank of New York, through an unaffiliated third party pricing service. The fair value of the EETCs has increased since 2001, when the fair value first went below cost. Harleysville Group currently has the ability and intent to continue to maintain its holdings in the EETC investments until maturity. It is possible that the EETCs may be written down in the income statement in the future, depending upon, among other things, developments involving both the issuers and world events which impact the level of air travel.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

There are two positions that comprise the unrealized loss in equity investments at June 30, 2006. They have not been significantly below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in the future.

Income before income taxes increased $47.0 million for the three months ended June 30, 2006 compared to the same prior year period. The increase was primarily due to the increase in investment income, the increased realized investment gains and a lower underwriting loss. Income before income taxes and cumulative effect of accounting change increased $60.7 million for the six months ended June 30, 2006 compared to the same prior year period. The increase was primarily due to the increase in investment income, the increased realized investment gains and improved underwriting results. The improved underwriting results in 2006 were due to improvements in both commercial and personal lines, partially offset by greater catastrophe losses and higher underwriting expenses. Catastrophe losses were $4.2 million and $7.1 million for the three and six months ended June 30, 2006, respectively, as compared to $0.6 million and $1.6 million for the three and six months ended June 30, 2005, respectively. The increase in underwriting expenses, including amortization of deferred policy acquisition costs, was primarily due to higher incentive costs for agents and employees, and higher compensation expenses recognized under SFAS No. 123(R), which was adopted as of January 1, 2006, as described in Note 2 to Consolidated Financial Statements.

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group's statutory combined ratio decreased to 98.8% for the three months ended June 30, 2006 from 101.9% for the three months ended June 30, 2005 and decreased to 99.0% for the six months ended June 30, 2006 from 103.1% for the six months ended June 30, 2005. Such decreases were due to better underwriting results in both commercial lines and personal lines.

The statutory combined ratios by line of business for the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Commercial:
Automobile	97.2%	97.9%	99.2%	99.0%
Workers compensation	118.8%	124.2%	118.0%	124.8%
Commercial multi-peril	101.2%	100.4%	100.6%	102.7%
Other commercial	82.6%	100.9%	84.6%	92.9%
Total commercial	100.6%	103.0%	100.9%	103.7%
Personal:
Automobile	99.5%	104.1%	100.1%	105.1%
Homeowners	82.1%	92.3%	80.1%	97.4%
Other personal	70.2%	63.7%	69.2%	75.8%
Total personal	90.5%	97.2%	90.0%	100.4%
Total personal and commercial	98.8%	101.9%	99.0%	103.1%

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The commercial lines statutory combined ratio decreased to 100.6% and 100.9% for the three and six months ended June 30, 2006 from 103.0% and 103.7% for the three and six months ended June 30, 2005. The decreases were primarily due to declines in the combined ratio for the workers compensation and other commercial lines primarily due to improved loss severity.

The personal lines statutory combined ratio decreased to 90.5% and 90.0% for the three and six months ended June 30, 2006 from 97.2% and 100.4% for the three and six months ended June 30, 2005. The decreases were primarily due to improved property results in the homeowners line and lower loss severity in personal auto, partially offset by higher catastrophe losses.

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	June 30, 2006	December 31, 2005
	(in thousands)
Commercial:
Automobile	$298,038	$282,521
Workers compensation	318,054	310,609
Commercial multi-peril	460,847	432,314
Other commercial	85,142	80,204
Total commercial	1,162,081	1,105,648
Personal:
Automobile	93,732	95,707
Homeowners	32,619	34,465
Other personal	1,548	1,270
Total personal	127,899	131,442
Total personal and commercial	1,289,980	1,237,090
Plus reinsurance recoverables	168,115	243,712
Total liability	$1,458,095	$1,480,802

The following table presents the increase (decrease) in the liability for unpaid losses and loss settlement expenses attributable to insured events of prior years for the six months ended June 30, 2006 by line of business:

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

	Total	Accident Years
		2005	2004	2003 and Prior Years
	(in thousands)
Commercial:
Automobile	$(1,028)	$187	$(190)	$(1,025)
Workers compensation	171	(1,094)	(1,870)	3,135
Commercial multi-peril	(1,939)	(1,654)	(1,378)	1,093
Other commercial	(541)	(630)	(370)	459
Total commercial	(3,337)	(3,191)	(3,808)	3,662
Personal:
Automobile	(3,080)	(1,175)	(1,387)	(518)
Homeowners	(2,818)	(138)	(804)	(1,876)
Other personal	318	(33)	99	252
Total personal	(5,580)	(1,346)	(2,092)	(2,142)
Total net development	$(8,917)	$(4,537)	$(5,900)	$1,520

There was $8.9 million of net favorable development in the provision for insured events in prior years for the six months ended June 30, 2006 ($4.9 million in the second quarter of 2006) of which $3.3 million was in commercial lines and $5.6 million was in personal lines. The favorable development primarily related to the 2003 through 2005 accident years as a result of lower than expected claims severity in casualty lines, partially offset by adverse development in prior accident years. The adverse development in the workers compensation line in 2003 and Prior Years primarily relates to higher than expected medical severity trends in the 1999-2001 accident years.

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

	For the six months ended June 30, 2006	For the year ended December 31, 2005
	(dollars in thousands)
Number of claims pending, beginning of period	6,020	6,832
Number of claims reported	4,231	9,372
Number of claims settled or dismissed	(4,378)	(10,184)
Number of claims pending end of period	5,873	6,020
Losses paid	$28,664	$66,486
Loss settlement expenses paid	$6,297	$14,045

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

The following table presents the liability for unpaid losses and loss settlement expenses by case and incurred but not reported (IBNR) reserves by line of business as of June 30, 2006:

	Case	IBNR	LAE Liability	IBNR (Incl. LAE)	Total Liability
	(in thousands)
Commercial:
Automobile	$107,830	$141,858	$48,350	$190,208	$298,038
Workers compensation	154,979	122,205	40,870	163,075	318,054
Commercial multi-peril	124,450	220,360	116,037	336,397	460,847
Other commercial	16,886	47,653	20,603	68,256	85,142
Total commercial	404,145	532,076	225,860	757,936	1,162,081
Personal:
Automobile	45,657	31,464	16,611	48,075	93,732
Homeowners	10,553	15,475	6,591	22,066	32,619
Other personal	550	782	216	998	1,548
Total personal	56,760	47,721	23,418	71,139	127,899
Total net liability	460,905	579,797	249,278	829,075	1,289,980
Reinsurance recoverables	145,565	21,161	1,389	22,550	168,115
Total gross liability	$606,470	$600,958	$250,667	$851,625	$1,458,095

Reinsurance receivables were $173.1 million and $249.0 million at June 30, 2006 and December 31, 2005, respectively. Of these amounts, $103.0 million and $183.9 million, or 59% and 74%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi governmental pools and reinsurance facilities where, Harleysville Group believes, there is virtually no credit risk. The remainder of the reinsurance receivables are principally due from reinsurers rated A- or higher by A.M. Best. The decrease in the reinsurance receivables is primarily from a decrease of $78.9 million in the amount due from the National Flood Insurance Program primarily as a result of settling claims arising from Hurricane Katrina.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses, and more recent statistical data reflects different patterns than in the past. Litigation on bodily injury liability cases is higher for the past four years while the rate of settlement is slower. These changed patterns give rise to

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

greater uncertainty as to the pattern of future loss settlements on bodily injury liability claims. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at June 30, 2006.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

Net catastrophe losses increased $3.6 million and $5.5 million for the three and six months ended June 30, 2006, respectively, primarily due to more severe catastrophes in the 2006 periods.

Harleysville Group and Mutual terminated the reinsurance agreement whereby Mutual reinsured certain accumulated catastrophe losses, as described in Note 4 of Notes to Consolidated Financial Statements, as of December 31, 2005. Harleysville Group ceded to Mutual no premiums earned for the three and six months ended June 30, 2006 and $2.3 million and $4.4 million for the three and six months ended June 30, 2005, respectively. Losses incurred ceded to Mutual under the agreement were not material in either period of 2006 and 2005.

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

Effective for one year from July 1, 2006, the Company's subsidiaries and Mutual and its wholly-owned subsidiaries renewed its catastrophe reinsurance under which they are purchasing higher coverage limits while increasing their retention levels and co-participation, which will result in increased exposure for the Company's subsidiaries and Mutual to significant catastrophes as compared to the exposure under the treaty that expired on June 30, 2006. These coverage changes are being made as a result of changes in the market for catastrophe reinsurance and new catastrophe models that produce greater estimates of hurricane severity in the northeastern United States for the covered period. Annual retentions and limits on the expiring and new treaties are set forth below:

NEW PROGRAM FOR 2006-2007	EXPIRING PROGRAM FOR 2005-2006
Retention: $40 million	Retention: $30 million
Coverage for Losses	Coverage for Losses
65% of losses between $40 and $60 million	85% of losses between $30 and $60 million
70% of losses between $60 and $100 million	90% of losses between $60 and $100 million
85% of losses between $100 and $200 million	100% of losses between $100 and $200 million
50% of losses between $200 and $235 million	100% of losses between $200 and $235 million
20% of losses between $235 and $285 million	N/A

The maximum recovery under the new treaty is $153.5 million; under the expiring treaty it was $196.5 million. Harleysville Group's pooling share of this maximum recovery would be $110.5 million, compared to a maximum recovery of $141.5 million under the expiring treaty. Both the new treaty and the expiring treaty include

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

reinstatement provisions providing for coverage for a second catastrophe and requiring payment of additional premium in the event a first catastrophe occurs. The net ceded premium for the new treaty will be approximately $4.8 million more than the net ceded premium for the expiring treaty. Harleysville Group's pooling share of this increased premium will be approximately $1.75 million for the 2006 portion of the covered period.

To effectively manage enterprise risk, and in response to the increased exposure to catastrophes under the new reinsurance program, the Company has reduced its exposure to the impact of a major adverse event in the equity markets by reducing its holdings of equity investments by approximately $120 million in the second quarter of 2006. Proceeds from the equity sales will be invested in fixed-maturity investments.

Severance charges of $0.7 million and $1.1 million were incurred during the three months ended June 30, 2006 and 2005, respectively, related to ongoing expense-reduction initiatives.

Harleysville Group froze its defined benefit pension plan at the then current benefit levels as of March 31, 2006. Harleysville Group's portion of pension expense for the plan was $0.1 million and $1.6 million for the three and six months ended June 30, 2006, respectively, and $2.4 million and $4.7 million for the three and six months ended June 30, 2005, respectively. Harleysville Group enhanced its 401(k) retirement savings plan to provide for a company contribution equal to 5% of salary for all eligible employees, effective April 1, 2006. As a result of these changes, Harleysville Group expects to reduce annualized operating expenses by approximately $5.0 million beginning in the second quarter of 2006.

Other income increased $0.7 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 primarily due to an increase of $1.7 million in claim handling fees received in connection with the National Flood Insurance Program, related primarily to flood claims from Hurricane Katrina. Other income was essentially unchanged for the three months ended June 30, 2006 as compared to the same prior year period.

The income tax expense for the three and six months ended June 30, 2006 includes a tax benefit of $2.4 million and $4.7 million associated with tax-exempt interest compared to $2.5 million and $5.1 million in the same prior year periods.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal years beginning after December 15, 2006. The impact of adopting this Interpretation is currently being evaluated.

Liquidity and Capital Resources

Operating activities provided $77.4 million and $71.5 million of net cash for the six months ended June 30, 2006 and 2005, respectively. The change primarily is from an increase in net cash provided by underwriting activities and investment income.

Investing activities used $72.5 million and $62.9 million of net cash for the six months ended June 30, 2006 and 2005, respectively. The increase is primarily due to an increase in net purchases of short-term investments, partially offset by an increase in the net sales of equity securities.

Net cash used by financing activities was $2.4 million and $8.6 million for the six months ended June 30, 2006 and 2005, respectively. The change is primarily due to an increase in the issuance of common stock.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At June 30, 2006, Harleysville Group held cash collateral of $140.3 million related to securities on loan with a market value of $136.8 million. Harleysville Group's policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, A-rated corporate obligations, AAA-rated asset-backed securities or GIC's and Funding Agreements from issuers rated A or better. The securities on loan to others have been segregated from the other invested assets on the balance sheet. In addition, the assets and liabilities have been grossed up to reflect the collateral held under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

Harleysville Group Inc. maintained $17.3 million of cash and marketable securities at June 30, 2006 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. The Company has no material commitments for capital expenditures as of June 30, 2006.

Harleysville Group Inc. intends, subject to Board approval, to enter into a credit agreement with HSBC Bank USA, National Association, as Administrative Agent, and participating lenders relating to a five year $100 million revolving credit facility. At Harleysville Group Inc.'s election, interest will be calculated at the LIBOR Rate plus a Margin or the Alternate Base Rate (the greater of the Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1%.) In addition, there will be a fee of 0.10% per annum on the loan commitment amount, regardless of usage. The agreement will require compliance with certain covenants, which include minimum net worth and leverage and fixed charge coverage ratios. The credit facility will be available for general corporate purposes.

The timing of future cash payments associated with unpaid losses and loss settlement expenses and contractual obligations pursuant to debt agreements is not expected to be materially different from that disclosed in the Company's Annual Report on Form 10-K for fiscal year 2005.

RISK FACTORS

The business, results of operations and financial condition, and therefore the value of Harleysville Group’s securities, are subject to a number of risks. Some of those risks are set forth in the Company’s Annual Report on Form 10-K for fiscal year 2005, filed with the Securities and Exchange Commission on March 10, 2006. There has been no material change from risk factors as previously disclosed in the Company's Annual Report for fiscal year 2005.

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

Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2005 to June 30, 2006. During the second quarter of 2006, the Company reduced its holdings of equity investments by approximately $120 million and will invest the proceeds in fixed maturity securities.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 4.                                                                          Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2006, which is the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)
Change in internal control over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1A.            Risk Factors

For a discussion of risk factors applicable to the Company see page 28 - "Risk Factors."

Item 4.                Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Harleysville Group Inc. was held on April 26, 2006 (the "Annual Meeting" or "Meeting"), with the following result:

The total number of shares represented at the Annual Meeting in person or by proxy was 29,350,200 of the 30,709,049 shares of common stock outstanding and entitled to vote at the Meeting.

On the resolution to elect Michael L. Browne, Frank E. Reed and Jerry S. Rosenbloom as class "B" Directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for Director received the number of votes set forth opposite their respective names:

	Number of Votes
	For	Withheld

Michael L Browne	26,715,324	2,634,876
Frank E. Reed	26,605,226	2,744,974
Jerry S. Rosenbloom	26,647,675	2,702,525

There were no abstentions or broker non-votes recorded. On the basis of the above vote, Michael L. Browne, Frank E. Reed, and Jerry S. Rosenbloom were elected as class "B" Directors to serve until the expiration of their respective terms and until their successors are duly elected. The other directors who continued in office after the election were: Lowell R. Beck, W. Thacher Brown, G. Lawrence Buhl, Mirian M. Graddick and William W. Scranton, III.

The resolution to approve the Amended and Restated Equity Incentive Plan was adopted, 20,422,809 votes for the resolution, 7,770,815 votes against the resolution and 24,639 abstentions. There were 1,131,937 broker non-votes.

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

Harleysville Group Inc.

Date: August 8, 2006	By:	/s/ ARTHUR E. CHANDLER
Arthur E. Chandler Senior Vice President and Chief Financial Officer (principal financial officer)