Form 10-Q
period 2006-09-30
HARLEYSVILLE GROUP INC
filed 2006-11-06
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————
FORM 10-Q
——————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At October 31, 2006  31,485,103 shares of common stock of Harleysville Group were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 1. Financial Statements

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $388,724 and $430,877)	$388,120	$426,579
Available for sale, at fair value (cost $1,486,994 and $1,235,841)	1,495,912	1,247,017
Equity securities, at fair value (cost $62,293 and $139,371)	66,780	179,980
Short-term investments, at cost, which approximates fair value	108,741	64,319
Fixed maturity securities on loan:
Held to maturity, at amortized cost (fair value $4,058 and $7,010)	3,971	7,070
Available for sale, at fair value (amortized cost $124,516 and $138,718)	124,527	139,423
Total investments	2,188,051	2,064,388
Cash	142	466
Receivables:
Premiums	144,095	141,882
Reinsurance (affiliate $72 and $216)	167,194	249,020
Accrued investment income	23,763	24,016
Total receivables	335,052	414,918
Deferred policy acquisition costs	104,505	104,173
Prepaid reinsurance premiums	37,345	34,256
Property and equipment, net	17,040	18,038
Deferred income taxes	67,526	63,357
Securities lending collateral	132,209	150,938
Due from affiliate	13,562	1,022
Other assets	50,198	53,710
Total assets	$2,945,630	$2,905,266
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $182,245 and $187,293)	$1,473,017	$1,480,802
Unearned premiums (affiliate $42,691 and $41,618)	450,920	440,755
Accounts payable and accrued expenses	87,823	99,888
Securities lending obligation	132,209	150,938
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Total liabilities	2,262,469	2,290,883
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 32,830,625 and 32,008,142 shares; outstanding 31,432,716 and 30,610,233 shares	32,831	32,008
Additional paid-in capital	190,837	169,881
Accumulated other comprehensive income (loss)	(5,110)	20,288
Retained earnings	489,090	417,705
Deferred compensation		(1,012)
Treasury stock, at cost, 1,397,909 shares	(24,487)	(24,487)
Total shareholders' equity	683,161	614,383
Total liabilities and shareholders’ equity	$2,945,630	$2,905,266
See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the three months ended September 30, 2006 and 2005
(dollars in thousands, except per share data)

	2006	2005
Revenues:
Premiums earned from affiliate (ceded to affiliate, $186,164 and $188,750)	$210,409	$212,327
Investment income, net of investment expense	26,388	23,064
Realized investment gains (losses)	138	(1)
Other income (affiliate $1,648 and $1,719)	4,188	3,811
Total revenues	241,123	239,201
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $127,187 and $120,513)	133,324	139,078
Amortization of deferred policy acquisition costs	53,735	53,163
Other underwriting expenses	20,431	22,851
Interest expense (affiliate $268 and $177)	1,749	1,660
Other expenses	1,407	1,036
Total expenses	210,646	217,788
Income before income taxes	30,477	21,413
Income taxes	8,685	4,972
Net income	$21,792	$16,441
Per common share:
Basic earnings	$.70	$.54

Diluted earnings	$.69	$.54

Cash dividend	$.19	$.175

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the nine months ended September 30, 2006 and 2005
(dollars in thousands, except per share data)

	2006	2005
Revenues:
Premiums earned from affiliate (ceded to affiliate, $554,397 and $559,191)	$628,074	$628,872
Investment income, net of investment expense	75,330	67,403
Realized investment gains	40,420	67
Other income (affiliate $4,963 and $5,220)	13,374	12,252
Total revenues	757,198	708,594
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $361,463 and $377,018)	404,362	430,943
Amortization of deferred policy acquisition costs	159,806	156,124
Other underwriting expenses	59,986	57,984
Interest expense (affiliate $745 and $485)	5,190	4,945
Other expenses	3,762	4,306
Total expenses	633,106	654,302
Income before income taxes and cumulative effect of accounting change	124,092	54,292
Income taxes	36,862	11,342
Income before cumulative effect of accounting change	87,230	42,950
Cumulative effect of accounting change, net of income taxes	942
Net income	$88,172	$42,950
Per common share:
Basic income before cumulative effect of accounting change	$2.83	$1.42
Basic cumulative effect of accounting change	.03
Basic net income	$2.86	$1.42

Diluted income before cumulative effect of accounting change	$2.78	$1.41
Diluted cumulative effect of accounting change	.03
Diluted net income	$2.81	$1.41

Cash dividend	$.54	$.515

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the nine months ended September 30, 2006
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Deferred Compensation		Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2005	32,008,142	$32,008	$169,881	$20,288	$417,705		$(1,012)	$(24,487)	$614,383
Net income					88,172				88,172
Other comprehensive income, net of tax:
Unrealized investment losses, net of reclassification adjustment				(25,398)					(25,398)
Comprehensive income									62,774
Issuance of common stock:
Incentive plans	807,780	808	14,939						15,747
Dividend reinvestment plan	14,703	15	444						459
Tax benefit from stock compensation			3,199						3,199
Stock compensation			3,386						3,386
Reclassification of deferred compensation			(1,012)				1,012
Cash dividend paid					(16,787)				(16,787)
Balance at September 30, 2006	32,830,625	$32,831	$190,837	$(5,110)	$489,090	$		$(24,487)	$683,161

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the nine months ended September 30, 2006 and 2005
(in thousands)

	2006	2005

Cash flows from operating activities:
Net income	$88,172	$42,950
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investments	(40,420)	(67)
Cumulative effect of accounting change, net of tax	(942)
Change in receivables, unearned premiums and prepaid reinsurance balances	86,942	(25,515)
Change in affiliate balance	(12,540)	(28,383)
Increase (decrease) in unpaid losses and loss settlement expenses	(7,785)	130,803
Deferred income taxes	8,999	(724)
Increase in deferred policy acquisition costs	(332)	(5,848)
Amortization and depreciation	3,183	3,955
Other, net	(11,243)	(1,245)
Net cash provided by operating activities	114,034	115,926
Cash flows from investing activities:
Fixed maturity investments:
Purchases	(373,929)	(217,595)
Sales or maturities	184,051	90,343
Equity securities:
Purchases	(63,435)	(55,873)
Sales	181,034	31,343
Net sales (purchases) of short-term investments	(44,422)	48,877
Sale (purchase) of property and equipment	(280)	1,357
Net cash used by investing activities	(116,981)	(101,548)
Cash flows from financing activities:
Issuance of common stock	16,211	5,180
Repayment of debt obligations		(565)
Dividends paid (to affiliate, $9,181 and $8,756)	(16,787)	(15,650)
Excess tax benefits from share-based payment arrangements	3,199
Net cash provided (used) by financing activities	2,623	(11,035)
Increase (decrease) in cash	(324)	3,343
Cash at beginning of period	466	328
Cash at end of period	$142	$3,671

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

The affiliate transaction disclosures on the face of the financial statements are in regards to transactions with Harleysville Mutual Insurance Company (Mutual). Mutual owns approximately 54% of the outstanding common stock of Harleysville Group Inc. As used herein, "Harleysville Group" refers to Harleysville Group Inc. and its subsidiaries.

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

Implementing SFAS No. 123(R) did not have a material effect on income before cumulative effect of accounting change and basic or diluted earnings per share before cumulative effect of accounting change in the three or nine months ended September 30, 2006. A cumulative effect of change in accounting benefit of $942,000, net of tax of $507,000 was recorded in the first quarter of 2006 related to the accounting for the Long Term Incentive Plan (LTIP). The LTIP has a cash component and a stock component which awards shares based on the total shareholder return of the Company's stock relative to the total shareholder return of a group of insurance company stocks. Under APB Opinion No. 25, this plan had been accounted for using the intrinsic method. Under SFAS No. 123(R), the cash component is accounted for under the liability method and the stock component is accounted for as an equity instrument. SFAS No. 123(R) eliminated the presentation of the contra-equity account on the face of the Consolidated Balance Sheets, "Deferred Compensation." As a result, $1,012,000 was reclassified from "Deferred Compensation" to "Additional Paid-In Capital" as of January 1, 2006.

Under SFAS No. 123(R), the compensation expense for the various share-based compensation plans that has been charged against income before income taxes and cumulative effect of accounting change was $1,136,000 and $3,386,000 for the three and nine months ended September 30, 2006, respectively, with a corresponding income tax benefit of $372,000 and $1,097,000, respectively. In accordance with APB Opinion No. 25, the compensation expense that was charged against income before tax was $544,000 and $42,000 for the three and nine months ended September 30, 2005, respectively, with a corresponding income tax benefit of $190,000 and $15,000, respectively.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table illustrates the effect on net income and earnings per share as if the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS No. 148), "Accounting for Stock-Based Compensation," had been applied for the three and nine months ended September 30, 2005:

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
	(in thousands, except per share data)
Net income, as reported	$16,441	$42,950
Plus:
Stock-based employee compensation expense included in reported net income, net of related tax effects	354	27
Less:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(760)	(1,607)
Pro forma net income	$16,035	$41,370
Basic earnings per share:
As reported	$.54	$1.42
Pro forma	$.53	$1.36
Diluted earnings per share:
As reported	$.54	$1.41
Pro forma	$.52	$1.36

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

In determining the expense to be recorded for stock options, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions utilized in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model. The expected term of an option award is based on historical experience of similar awards. The dividend yield is determined by dividing the per share-dividend by the grant

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

date stock price. The expected volatility is based on the volatility of the Company's stock price over a historical period comparable to the expected term. The weighted average assumptions used in applying the Black-Scholes valuation model for the nine months ended September 30, 2006 and 2005 are shown below:

	For the nine months ended September 30,
	2006	2005
Risk-free interest rate	4.96%	4.03%
Expected term	6 years	6 years
Dividend yield	2.38%	3.20%
Expected volatility	34.67%	36.16%

The expense to be recorded for restricted stock awards is determined utilizing the number of awards granted and the grant date fair market value.

A summary of share option activity under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in years) (in thousands)

Outstanding at January 1, 2006	2,468,497	$22.30
Granted 2006	311,840	29.38
Exercised 2006	(672,749)	21.14
Forfeited or expired 2006	(41,139)	24.12
Outstanding at September 30, 2006	2,066,449	$23.72	6.6	$23,289
Exercisable at September 30, 2006	1,540,278	$22.91	4.2	$18,611

The per share weighted-average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $9.70 and $6.29, respectively. The total intrinsic value of options exercised was $6,729,000 and $852,000 for the nine months ended September 30, 2006 and 2005, respectively.

A summary of restricted stock activity under the plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards at January 1, 2006	56,637	$22.60
Granted 2006	92,907	28.94

Forfeited 2006	(7,307)	25.25
Restricted stock awards at September 30, 2006	142,237	$26.60

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company recognized compensation expense of $850,000 and $2,262,000 related to share options and restricted stock awards granted under the plan for the three and nine months ended September 30, 2006, respectively. The Company recognized compensation expense (benefit) of $57,000 and $(8,000) for the three and nine months ended September 30, 2005, respectively. As of September 30, 2006, the Company's total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options and restricted stock awards) granted under the plan was $4,953,000. The cost is expected to be recognized over a weighted average period of 2.8 years. No restricted stock shares vested during the nine months ended September 30, 2006 and 2005.

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

In determining the expense to be recorded for the employee stock purchase plan, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Purchase Plan
	For the nine months ended September 30,
	2006	2005
Risk-free interest rate	4.84%	3.03%
Expected term	6 months	6 months
Dividend yield	2.39%	3.05%
Expected volatility	23.33%	30.59%

The weighted-average fair value of options granted under the employee stock purchase plan was $6.11 and $4.90 for the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised under the plan was $579,000 and $471,000 for the nine months ended September 30, 2006 and 2005, respectively. Compensation expense of $75,000 and $253,000 related to grants under the plan was recognized in the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, there was $97,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of four months.

The 1996 Directors' Stock Purchase plan provided for the issuance of up to 200,000 shares of Harleysville Group Inc. common stock to outside directors of Harleysville Group Inc. and Mutual. The purchase price of the stock was 85% of the lower of the beginning-of-the-subscription-period or end-of-the-subscription-period fair market value. This plan was discontinued and the last subscription period ended January 14, 2005. For the nine months ended September 30, 2005, there were 3,887 shares issued under the plan for which $23,000 of expense was recognized.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The expense to be recorded for the deferred stock units is determined utilizing the number of awards granted and the grant date fair market value. The expense is recognized at the date of grant as the awards are fully vested. For the nine months ended September 30, 2006, 10,050 units were issued for which $254,000 of expense was recognized. For the nine months ended September 30, 2005, 13,500 units were issued for which $232,000 of expense was recognized. No units were issued and no expense was recognized for the three months ended September 30, 2006 and 2005.

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

The weighted-average grant date fair value of the 2004-2006 plan and 2005-2007 plan awards was $19.65 and $19.64, respectively. Compensation expense of $210,000 and $612,000 was recognized related to the stock component of the LTIP for the three and nine months ended September 2006, respectively. Compensation expense of $448,000 was recognized for the three months ended September 30, 2005 and a compensation benefit of $52,000 was recognized for the nine months ended September 30, 2005 related to the stock component of the LTIP. As of September 30, 2006, there was $666,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the LTIP. This cost is expected to be recognized over a period of 1.25 years. No shares were issued under the plan in the nine months ended September 30, 2006 and 2005.

The LTIP also has a cash component. This component had been accounted for under the intrinsic method of APB Opinion No. 25. Effective January 1, 2006, it is now being accounted for under the liability method of SFAS No. 123(R). Compensation expense of $227,000 and $480,000 was recognized related to the cash component of the LTIP for the three and nine months ended September 30, 2006, respectively. Compensation expense of $158,000 was recognized for the three months ended September 30, 2005 and a compensation benefit of $50,000 was recognized for the nine months ended September 30, 2005 related to the cash component of the LTIP. As of September 30, 2006, there was $287,000 of unrecognized compensation cost related to the cash component. This cost is expected to be recognized over a period of 1.25 years.

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006 and 2005 was $14,540,000 and $3,609,000, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements was $2,355,000 and $298,000, respectively, for the nine months ended September 2006 and 2005.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3 - Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$21,792	$16,441	$88,172	$42,950
Denominator for basic earnings per share -- weighted average shares outstanding	31,116	30,428	30,864	30,330
Effect of stock incentive plans	598	161	459	156
Denominator for diluted earnings per share	31,714	30,589	31,323	30,486
Basic earnings per share	$.70	$.54	$2.86	$1.42
Diluted earnings per share	$.69	$.54	$2.81	$1.41

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	For the three months ended September 30,	For the nine months ended September 30,
	2005	2005
	(in thousands)
Number of options	1,184	1,184

4 - Reinsurance

Premiums earned are net of amounts ceded of $21,763,000 and $62,066,000 for the three and nine months ended September 30, 2006, respectively, and $24,711,000 and $70,538,000 for the three and nine months ended September 30, 2005, respectively. Losses and loss settlement expenses are net of amounts ceded of $12,136,000 and $26,529,000 for the three and nine months ended September 30, 2006, respectively, and $71,856,000 and $83,052,000 for the three and nine months ended September 30, 2005, respectively. Losses and loss settlement expenses ceded for the three and nine months ended September 30, 2005 include $67,566,000 and $74,866,000 of losses ceded to the federal government's National Flood Insurance Program (NFIP), primarily related to flood losses from Hurricane Katrina. Since such flood losses are entirely ceded to the NFIP they did not impact results of operations. Such amounts ceded do not include the reinsurance transactions with Mutual under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers and the reinsurance described in the following paragraph.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Harleysville Group had a reinsurance agreement with Mutual whereby Mutual reinsured accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement was terminated on December 31, 2005. The agreement excluded catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplemented the existing external catastrophe reinsurance program. Under the agreement, Harleysville Group ceded to Mutual no premiums earned for the three and nine months ended September 30, 2006 and premiums earned of $2,196,000 and $6,607,000 for the three and nine months ended September 30, 2005, respectively. Losses incurred ceded to Mutual under the agreement were not material in either period of 2006 and 2005.

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

5 - Cash Flows

Net cash tax payments of $25,750,000 and $8,600,000 were made in the first nine months of 2006 and 2005, respectively. Cash interest payments of $6,491,000 and $6,245,000 were made in the first nine months of 2006 and 2005, respectively.

6 - Segment Information

The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Financial data by segment is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$173,941	$173,948	$518,753	$512,119
Personal lines	36,468	38,379	109,321	116,753
Total premiums earned	210,409	212,327	628,074	628,872
Net investment income	26,388	23,064	75,330	67,403
Realized investment gains (losses)	138	(1)	40,420	67
Other	4,188	3,811	13,374	12,252
Total revenues	$241,123	$239,201	$757,198	$708,594
Income before income taxes and cumulative effect of accounting change:
Underwriting gain (loss):
Commercial lines	$2,793	$(5,742)	$(4,743)	$(25,740)
Personal lines	1,540	2,497	9,799	4,028
SAP underwriting gain (loss)	4,333	(3,245)	5,056	(21,712)
GAAP adjustments	(1,414)	480	(1,136)	5,533
GAAP underwriting gain (loss)	2,919	(2,765)	3,920	(16,179)
Net investment income	26,388	23,064	75,330	67,403
Realized investment gains (losses)	138	(1)	40,420	67
Other	1,032	1,115	4,422	3,001
Income before income taxes and cumulative effect of accounting change	$30,477	$21,413	$124,092	$54,292

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7 - Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2006 and 2005 consisted of the following (all amounts are net of taxes):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$21,792	$16,441	$88,172	$42,950
Other comprehensive income (loss):
Unrealized investment holding gains (losses) arising during period	21,042	(11,363)	857	(17,170)
Less:
Reclassification adjustment for gains included in net income	(72)		(26,255)	(44)
Net unrealized investment gains (losses)	20,970	(11,363)	(25,398)	(17,214)
Comprehensive income	$42,762	$5,078	$62,774	$25,736

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

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Components of net periodic pension cost:
Service cost	$(7)	$2,315	$2,365	$6,733
Interest cost	2,685	2,986	7,879	8,962
Expected return on plan assets	(2,943)	(3,018)	(8,755)	(8,598)
Recognized net actuarial loss	555	1,134	1,373	3,358
Amortization of prior service cost		52	5	156
Net transition amortization		13	13	40
Curtailment gain			(222)
Net periodic pension cost:
Entire plan	$290	$3,482	$2,658	$10,651
Harleysville Group portion	$191	$2,308	$1,749	$7,057

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Harleysville Group's expected portion of the 2006 contribution to the pension plan is $2,076,000. Contributions of $1,548,000 were made in the nine months ended September 30, 2006.

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

10 - Impact of New Accounting Standards

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." This accounting standard permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year beginning after September 15, 2006. The impact of adopting this statement is currently being evaluated.

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

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This statement requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. An employer with publicly traded equity securities is required to initially recognize the funded status of defined benefit post-retirement plans and provide required disclosures as of the end of the fiscal year ending after December 15, 2006. The impact of adopting this statement is currently being evaluated.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year's financial statements of correcting all misstatements, including the carryover and reversing effects of prior years' misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The impact of adopting SAB No. 108 is currently being evaluated.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 2.                                            Management's Discussion and Analysis of Financial Condition
and Results of Operations

Certain of the statements contained herein (other than statements of historical facts) are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on Harleysville Group. There can be no assurance that future developments will be in accordance with management's expectations so that the effect of future developments on Harleysville Group will be those anticipated by management. Actual financial results, including premium growth and underwriting results, could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves; catastrophe losses; competition in insurance product pricing; government regulation and changes therein which may impede the ability to charge adequate rates; performance of the financial markets; fluctuations in interest rates; availability and price of reinsurance; the A. M. Best rating of Harleysville Group; and the status of labor markets in which the Company operates.

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

The application of certain of these critical accounting policies to the periods ended September 30, 2006 and 2005 is discussed in greater detail below.

Results of Operations

Premiums earned decreased $1.9 million and $0.8 million during the three and nine months ended September 30, 2006, respectively, compared to the same prior year periods. The decrease in premiums earned for the three month period is primarily due to a decrease in premiums earned for personal lines of $1.9 million. The decrease in premiums earned for the nine month period is primarily due to a decrease of $7.4 million in premiums earned for personal lines, partially offset by an increase of $6.6 million in premiums earned for commercial lines. The change in premiums earned for commercial lines was 0% and 1.3% for the three and nine months ended September 30, 2006, respectively. The increase in the nine month period is primarily due to higher average premiums. The declines in premiums earned for personal lines were 5.0% and 6.4% for the three and nine months ended September 30, 2006, respectively, primarily due to fewer policy counts. The reduction in personal lines volume was driven primarily by a reduction of personal automobile business from the continued implementation of more stringent underwriting processes.

Investment income increased $3.3 million and $7.9 million for the three and nine months ended September 30, 2006, respectively, compared to the same prior year periods, primarily due to a higher level of invested assets, a greater percentage of invested assets in fixed maturity securities and higher interest rates on short-term investments.

Realized investment gains increased $40.4 million for the nine months ended September 30, 2006, as compared to the same period in the prior year, and were essentially unchanged for the three months ended September 30, 2006. The nine-month increase primarily resulted from gains on the sale of equity securities in the second quarter of 2006.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Harleysville Group holds securities with unrealized losses at September 30, 2006 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities: U.S. Treasury securities and obligations of U.S. government corporations and agencies	$155,918	$2,631	$334	$2,297
Obligations of states and political subdivisions	182,924	3,958	468	3,490
Corporate securities	280,529	6,797	738	6,059
Mortgage-backed securities	161,020	2,607	885	1,722
Total fixed maturities	$780,391	$15,993	$2,425	$13,568
Equity securities	$3,187	$17	$15	$2

Of the total fixed maturity securities with an unrealized loss at September 30, 2006, securities with a fair value of $622.1 million and an unrealized loss of $11.9 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $158.3 million and an unrealized loss of $4.1 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to the impact of the higher market interest rates rather than a decline in credit quality. There are $518.3 million in fixed maturity securities, at fair value, that at September 30, 2006, had been below amortized cost for over twelve months. Of the $13.6 million of unrealized losses on such securities, $13.4 million primarily relates to securities which carry investment grade ratings and have declined in fair value roughly in line with market interest rate changes. The remaining $0.2 million of unrealized losses are comprised of airline enhanced equipment trust certificates (EETC) as follows:

	Cost	Fair Value	Maturity Date
	(in thousands)
American Airlines	$14,374	$14,166	2011

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

There are three positions that comprise the unrealized loss in equity investments at September 30, 2006. They have not been below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in the future.

Income before income taxes increased $9.1 million for the three months ended September 30, 2006, compared to the same prior year period. The increase was primarily due to the increase in investment income and improved underwriting results. Income before income taxes and cumulative effect of accounting change increased $69.8 million for the nine months ended September 30, 2006 compared to the same prior year period. The increase was primarily due to the increase in investment income, increased realized investment gains and improved underwriting results. The improved underwriting results in the three months ended September 30, 2006, compared to the prior year, were due to improved underwriting results in commercial lines and lower underwriting expenses, partially offset by a lower underwriting gain in personal lines and greater catastrophe losses. The improved underwriting results in the nine months ended September 30, 2006, compared to the prior year, were due to improved underwriting results in both commercial and personal lines, partially offset by greater catastrophe losses and higher underwriting expenses. Catastrophe losses were $4.0 million and $11.1 million for the three and nine months ended September 30, 2006, respectively, as compared to $2.4 million and $4.0 million for the three and nine months ended September 30, 2005, respectively. The decrease in underwriting expenses, including the amortization of deferred acquisition costs, for the three months ended September 30, 2006, compared to the prior year, is primarily due to lower pension expense and severance charges, partially offset by higher incentive costs for agents and employees, and higher compensation expenses recognized under SFAS No. 123(R), which was adopted as of January 1, 2006 as described in Note 2 to the Consolidated Financial Statements. The increase in underwriting expenses, including the amortization of deferred acquisition costs, for the nine months ended September 30, 2006, compared to the prior year, is primarily due to higher incentive costs for agents and employees and higher compensation expenses recognized under SFAS No. 123(R), partially offset by lower pension expense and severance charges.

An insurance company's statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium, (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium, and (3) the ratio of dividends to policyholders to net earned premium. The statutory combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group's statutory combined ratio decreased to 98.5% and 98.8% for the three and nine months ended September 30, 2006, respectively from 102.5% and 102.8% for the three and nine months ended September 30, 2005, respectively. The decrease in the combined ratio for the three months ended September 30, 2006 compared to the prior year is due to improved underwriting results in commercial lines, partially offset by a lower underwriting gain in personal lines. The decrease for the nine months ended September 30, 2006 compared to the prior year is due to improved underwriting results in both commercial lines and personal lines.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The statutory combined ratios by line of business for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Commercial:
Automobile	100.2%	104.5%	99.5%	100.8%
Workers compensation	116.1%	118.6%	117.3%	122.6%
Commercial multi-peril	98.3%	101.0%	99.8%	102.0%
Other commercial	80.8%	102.5%	83.3%	95.9%
Total commercial	99.5%	104.7%	100.4%	103.9%
Personal:
Automobile	99.5%	98.1%	99.9%	102.8%
Homeowners	90.3%	88.8%	83.5%	94.5%
Other personal	65.4%	67.5%	68.0%	73.1%
Total personal	93.6%	92.8%	91.2%	97.9%
Total personal and commercial	98.5%	102.5%	98.8%	102.8%

The commercial lines statutory combined ratio decreased to 99.5% and 100.4% for the three and nine months ended September 30, 2006 from 104.7% and 103.9% for the three and nine months ended September 30, 2005. The decreases were primarily due to declines in the combined ratio for all lines of business due to improved loss severity.

The personal lines statutory combined ratio increased to 93.6% from 92.8% for the three months ended September 30, 2006 and 2005, respectively, primarily due to higher catastrophe losses which impacted the homeowners line of business. The personal lines statutory combined ratio decreased to 91.2% from 97.9% for the nine months ended September 30, 2006 and 2005, respectively, primarily due to improved property results in the homeowners line and lower loss severity in personal auto, partially offset by higher catastrophe losses.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	September 30, 2006	December 31, 2005
	(in thousands)
Commercial:
Automobile	$304,532	$282,521
Workers compensation	323,184	310,609
Commercial multi-peril	470,093	432,314
Other commercial	87,163	80,204
Total commercial	1,184,972	1,105,648
Personal:
Automobile	91,588	95,707
Homeowners	31,630	34,465
Other personal	1,382	1,270
Total personal	124,600	131,442
Total personal and commercial	1,309,572	1,237,090
Plus reinsurance recoverables	163,445	243,712
Total liability	$1,473,017	$1,480,802

The following table presents the increase (decrease) in the liability for unpaid losses and loss settlement expenses attributable to insured events of prior years for the nine months ended September 30, 2006 by line of business:

	Total	Accident Years
		2005	2004	2003 and Prior Years
	(in thousands)
Commercial:
Automobile	$(2,971)	$1,577	$(5,306)	$758
Workers compensation	(23)	(2,397)	(3,175)	5,549
Commercial multi-peril	(2,895)	(6,267)	(3,784)	7,156
Other commercial	(489)	(629)	(1,073)	1,213
Total commercial	(6,378)	(7,716)	(13,338)	14,676
Personal:
Automobile	(4,453)	(1,141)	(1,702)	(1,610)
Homeowners	(4,627)	(433)	(1,466)	(2,728)
Other personal	408	(35)	153	290
Total personal	(8,672)	(1,609)	(3,015)	(4,048)
Total net development	$(15,050)	$(9,325)	$(16,353)	$10,628

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

There was $15.1 million of net favorable development in the provision for insured events in prior years for the nine months ended September 30, 2006 ($6.1 million in the third quarter of 2006) of which $6.4 million was in commercial lines and $8.7 million was in personal lines. The favorable development primarily related to the 2003 through 2005 accident years as a result of lower than expected claims severity in casualty lines, partially offset by adverse development in prior accident years. The adverse development in the workers compensation line in 2003 and Prior Years primarily relates to higher than expected medical severity trends in the 1997-2001 accident years. The adverse development in the commercial multi-peril line in 2003 and Prior Years primarily relates to higher than expected claims severity in the liability portion of the line. This development was related to both the loss ($4.4 million) and loss settlement expenses ($2.8 million).

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

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group's pooling share of the total pooled amounts:

	For the nine months ended September 30, 2006	For the year ended December 31, ,2005
	(dollars in thousands)
Number of claims pending, beginning of period	6,020	6,832
Number of claims reported	6,656	9,372
Number of claims settled or dismissed	(6,833)	(10,184)
Number of claims pending, end of period	5,843	6,020
Losses paid	$41,295	$66,486
Loss settlement expenses paid	$9,603	$14,045

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the liability for unpaid losses and loss settlement expenses by case and incurred but not reported (IBNR) reserves by line of business as of September 30, 2006:

	Case	IBNR	LAE Liability	IBNR (Incl. LAE)	Total Liability
	(in thousands)
Commercial:
Automobile	$108,483	$147,243	$48,806	$196,049	$304,532
Workers compensation	155,220	126,932	41,031	167,963	323,183
Commercial multi-peril	123,620	223,037	123,437	346,474	470,094
Other commercial	15,763	50,159	21,241	71,400	87,163
Total commercial	403,086	547,371	234,515	781,886	1,184,972
Personal:
Automobile	44,517	30,622	16,448	47,070	91,587
Homeowners	9,902	15,475	6,254	21,729	31,631
Other personal	393	800	189	989	1,382
Total personal	54,812	46,897	22,891	69,788	124,600
Total net liability	457,898	594,268	257,406	851,674	1,309,572
Reinsurance recoverables	141,354	20,878	1,213	22,091	163,445
Total gross liability	$599,252	$615,146	$258,619	$873,765	$1,473,017

Reinsurance receivables were $167.2 million and $249.0 million at September 30, 2006 and December 31, 2005, respectively. Of these amounts, $103.1 million and $183.9 million, or 62% and 74%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi governmental pools and reinsurance facilities where, Harleysville Group believes, there is virtually no credit risk. The remainder of the reinsurance receivables are principally due from reinsurers rated A- or higher by A.M. Best. The decrease in the reinsurance receivables is primarily the result of a decrease of $75.8 million in the amount due from the National Flood Insurance Program primarily as a result of settling claims arising from Hurricane Katrina.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. Reorganization of the claims operation in recent years has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at September 30, 2006.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Net catastrophe losses increased $1.6 million and $7.0 million for the three and nine months ended September 30, 2006, respectively, primarily due to more severe catastrophes in the 2006 periods.

Harleysville Group and Mutual terminated the reinsurance agreement whereby Mutual reinsured certain accumulated catastrophe losses, as described in Note 4 of Notes to Consolidated Financial Statements, as of December 31, 2005. Harleysville Group ceded to Mutual no premiums earned for the three and nine months ended September 30, 2006 and premiums earned of $2.2 million and $6.6 million for the three and nine months ended September 30, 2005, respectively. Losses incurred ceded to Mutual under the agreement were not material in either period of 2006 and 2005.

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

The maximum recovery under the new treaty is $153.5 million; under the expiring treaty it was $196.5 million. Harleysville Group's pooling share of this maximum recovery would be $110.5 million, compared to a maximum recovery of $141.5 million under the expiring treaty. Both the new treaty and the expiring treaty include reinstatement provisions providing for coverage for a second catastrophe and requiring payment of additional premium in the event a first catastrophe occurs. The net ceded premium for the new treaty will be approximately $4.6 million more than the net ceded premium for the expiring treaty. Harleysville Group's pooling share of this increased premium will be approximately $3.3 million.

Severance charges of $0.2 million and $1.1 million for the three and nine months ended September 30, 2006, respectively, and $1.6 million and $3.0 million for the three and nine months ended September 30, 2005, respectively, were incurred related to ongoing expense-reduction initiatives.

Harleysville Group froze its defined benefit pension plan at the then current benefit levels as of March 31, 2006. Harleysville Group's portion of pension expense for the plan was $0.2 million and $1.7 million for the three and nine months ended September 30, 2006, respectively, and $2.3 million and $7.1 million for the three and nine months ended September 30, 2005, respectively. Harleysville Group enhanced its 401(k) retirement savings plan to provide for a company contribution equal to 5% of salary for all eligible employees, effective April 1, 2006, and recognized expense of $1.0 million and $2.0 million for the three and nine months ended September 30, 2006, respectively, due to this enhancement.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Other income increased $1.1 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 primarily due to an increase of $1.9 million in claim handling fees received in connection with the National Flood Insurance Program, related primarily to flood claims from Hurricane Katrina. Other income did not change materially for the three months ended September 30, 2006 as compared to the same prior year period.

The income tax expense for the three and nine months ended September 30, 2006 includes a tax benefit of $2.0 million and $6.7 million associated with tax-exempt interest compared to $2.5 million and $7.7 million in the same prior year periods.

Liquidity and Capital Resources

Operating activities provided $114.0 million and $115.9 million of net cash for the nine months ended September 30, 2006 and 2005, respectively. The change primarily is from higher federal income tax payments, partially offset by lower paid losses and greater investment income.

Investing activities used $117.0 million and $101.5 million of net cash for the nine months ended September 30, 2006 and 2005, respectively. The increase is primarily due to an increase in net purchases of short-term investments and fixed maturity investments, partially offset by an increase in the net sales of equity securities.

Financing activities provided $2.6 million and used $11.0 million of net cash for the nine months ended September 30, 2006 and 2005, respectively. The change is primarily due to an increase in the issuance of common stock.

Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At September 30, 2006, Harleysville Group held cash collateral of $132.2 million related to securities on loan with a market value of $128.6 million. Harleysville Group's policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, A-rated corporate obligations, AAA-rated asset-backed securities or GIC's and Funding Agreements from issuers rated A or better. The securities on loan to others have been segregated from the other invested assets on the balance sheet. In addition, the assets and liabilities have been grossed up to reflect the collateral held under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

Harleysville Group Inc. maintained $16.2 million of cash and marketable securities at September 30, 2006 which are available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. The Company has no material commitments for capital expenditures as of September 30, 2006.

On August 18, 2006, Harleysville Group Inc. entered into a credit agreement with HSBC Bank USA, National Association, as Administrative Agent, and participating lenders relating to a five year $100 million revolving credit facility. At Harleysville Group Inc.'s election, interest will be calculated at the LIBOR Rate plus a Margin or the Alternate Base Rate (the greater of the Prime Rate or the Federal Funds Effective Rate plus 1/2 of

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

1%). In addition, there is a fee of 0.10% per annum on the loan commitment amount, regardless of usage. The agreement requires compliance with certain covenants, which include minimum net worth and leverage and fixed charge coverage ratios. The credit facility is available for general corporate purposes. There have been no borrowings under the credit facility.

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

Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2005 to September 30, 2006. During the second quarter of 2006, the Company reduced its holdings of equity investments by approximately $120 million and invested the proceeds in fixed maturity securities.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 4.                                                                         Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006, which is the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)
Change in internal control over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1A.          Risk Factors

For a discussion of risk factors applicable to the Company, see page 30 "Risk Factors."

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

Harleysville Group Inc.

Date: November 6, 2006	By:	/s/ ARTHUR E. CHANDLER
Arthur E. Chandler Senior Vice President and Chief Financial Officer (principal financial officer)