Form 10-K
period 2006-12-31
HARLEYSVILLE GROUP INC
filed 2007-03-09
CIK 792013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————

FORM 10-K

——————

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

———————

HARLEYSVILLE GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	0-14697	51-0241172
(State or other jurisdiction of	(Commission file number)	(I.R.S. Employer
incorporation or organization)		Identification No.)

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

On June 30, 2006 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the Registrant was $444,927,969.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 31,865,813 shares of Common Stock outstanding on March 1, 2007

DOCUMENTS INCORPORATED BY REFERENCE:

1.

Portions of the Registrant’s proxy statement relating to the annual meeting of stockholders to be held April 25, 2007 are incorporated by reference in Part III of this report.

HARLEYSVILLE GROUP INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2006

PART I

Item 1.

Business.

General

Harleysville Group Inc. (the Company) is an insurance holding company headquartered in Pennsylvania which, through its subsidiaries, engages in the property and casualty insurance business on a regional basis. As used herein, “Harleysville Group” refers to Harleysville Group Inc. and its subsidiaries.

The Company is a Delaware corporation formed by Harleysville Mutual Insurance Company (the Mutual Company) in 1979 as a wholly owned subsidiary. In May 1986, the Company completed an initial public offering of its common stock, reducing the percentage of outstanding shares owned by the Mutual Company to approximately 70%. In April 1992, the Mutual Company completed a secondary public offering of a portion of the Company’s common stock then owned by it, further reducing the percentage of outstanding shares owned by the Mutual Company. At December 31, 2006, the Mutual Company owned approximately 54% of the Company’s outstanding shares.

Harleysville Group and the Mutual Company operate together to pursue a strategy of underwriting a broad array of personal and commercial coverages. These insurance coverages are marketed primarily in the eastern and midwestern United States through approximately 1,500 insurance agencies. Regional offices are maintained in Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, and Virginia. The Company’s property and casualty insurance subsidiaries are: Harleysville-Atlantic Insurance Company (Atlantic), Harleysville Insurance Company (HIC), Harleysville Insurance Company of New Jersey (HNJ), Harleysville Insurance Company of New York (HIC New York), Harleysville Insurance Company of Ohio (HIC Ohio), Harleysville Lake States Insurance Company (Lake States), Harleysville Preferred Insurance Company (Preferred), Harleysville Worcester Insurance Company (Worcester), and Mid-America Insurance Company (Mid-America).

The Company operates regionally. Management believes that the Company’s regional organization permits each regional operation to benefit from economies of scale provided by centralized support while encouraging local marketing autonomy and managerial entrepreneurship. Services which directly involve the insured or the agent (i.e., underwriting, claims and marketing) generally are performed regionally in accordance with Company-wide standards to promote high quality service, while actuarial, investment, legal, data processing and similar services are performed centrally. The Company’s network of regional insurance companies has expanded significantly in the last twenty-three years. In 1983, the Company acquired Worcester, a property and casualty insurer which has conducted business in New England since 1823. In 1984, HNJ was formed by the Company and began underwriting property and casualty insurance in New Jersey. In 1987, the Company acquired Atlantic, a property and casualty insurer which has conducted business in the southeastern United States since 1905. In 1991, the Company acquired Mid-America, which conducted business in Connecticut, and HIC New York, which primarily conducts business in upstate New York. In 1993, the Company acquired Lake States, which primarily conducts business in Michigan. In 1994, the Company formed HIC Ohio which began underwriting property and casualty insurance in Ohio. In 1997, the Company acquired HIC, which primarily conducts business in Minnesota and neighboring states.

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

Harleysville Group and the Mutual Company have a pooled rating of “A-” (excellent) which was affirmed by A.M. Best Company, Inc. (Best’s) in December 2006. Best’s ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Management believes that the Best’s rating is an important factor in marketing Harleysville Group’s products to its agents and customers, and that the current rating is satisfactory in that regard.

The following table sets forth ratios for the Company’s property and casualty subsidiaries, prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with statutory accounting practices (SAP) prescribed or permitted by state insurance authorities. The statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (i) the ratio of incurred losses and loss settlement expenses to net earned premium (loss ratio); (ii) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium (expense ratio); and (iii) the ratio of dividends to policyholders to net earned premium (dividend ratio). The GAAP combined ratio is calculated in the same manner except that it is based on GAAP amounts and the denominator for each component is net earned premium. When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. Harleysville Group’s operating income is a function of both underwriting results and investment income.

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2006	2005	2004
GAAP combined ratio	99.1%	101.9%	105.6%
Statutory operating ratios:
Loss ratio	64.3%	67.4%	72.3%
Expense and dividend ratios	34.3%	34.8%	33.6%
Statutory combined ratio	98.6%	102.2%	105.9%

The following table sets forth the net written premiums and combined ratios by line of insurance, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for Harleysville Group for the periods indicated:

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Net Premiums Written
Commercial:
Automobile	$206,316	$221,680	$227,105
Workers compensation	97,113	95,877	96,543
Commercial multi-peril	321,270	306,267	287,824
Other commercial	71,189	68,532	66,946
Total commercial	695,888	692,356	678,418
Personal:
Automobile	71,270	78,787	90,947
Homeowners	63,124	59,175	61,108
Other personal	8,535	8,726	9,230
Total personal	142,929	146,688	161,285
Total Harleysville Group Business	$838,817	$839,044	$839,703
Combined Ratios
Commercial:
Automobile	99.3%	101.1%	104.4%
Workers compensation	117.2%	124.0%	122.6%
Commercial multi-peril	98.9%	101.5%	105.5%
Other commercial	86.6%	98.7%	95.5%
Total commercial	100.3%	104.3%	106.7%
Personal:
Automobile	99.3%	99.2%	113.9%
Homeowners	82.6%	87.6%	87.5%
Other personal	69.8%	72.3%	87.7%
Total personal	90.6%	93.1%	102.8%
Total Harleysville Group Business	98.6%	102.2%	105.9%

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

Pursuant to the terms of the pooling agreement with the Mutual Company, each of the Company’s subsidiary participants cedes premiums, losses and expenses on all of its business to the Mutual Company which, in turn, retrocedes to such subsidiaries a specified portion of premiums, losses and expenses of the Mutual Company and such subsidiaries. Under the terms of the intercompany pooling agreement which became effective January 1, 1986, Preferred and HNJ ceded to the Mutual Company all of their insurance business written on or after January 1, 1986. All of the Mutual Company’s property and casualty insurance business written or in force on or after January 1, 1986, was also included in the pooled business. The pooling agreement provides, however, that Harleysville Group is not liable for any losses incurred by the Mutual Company, Preferred and HNJ prior to January 1, 1986. The pooling agreement does not legally discharge Harleysville Group from its primary liability for the full amount of the policies ceded. However, it makes the Mutual Company liable to Harleysville Group to the extent of the business ceded.

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

TOTAL POOLED BUSINESS

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Net Premiums Written
Commercial:
Automobile	$286,550	$308,576	$316,180
Workers compensation	134,878	133,161	134,088
Commercial multi-peril	446,209	432,788	406,720
Other commercial	98,874	96,782	94,535
Total commercial	966,511	971,307	951,523
Personal:
Automobile	98,986	109,840	126,801
Homeowners	87,672	84,310	87,051
Other personal	11,854	12,119	12,819
Total personal	198,512	206,269	226,671
Total pooled business	$1,165,023	$1,177,576	$1,178,194
Combined Ratios(1)
Commercial:
Automobile	99.5%	101.0%	104.2%
Workers compensation	119.0%	124.4%	123.5%
Commercial multi-peril	99.8%	99.9%	104.0%
Other commercial	78.8%	97.5%	94.2%
Total commercial	100.2%	103.5%	106.0%
Personal:
Automobile	106.9%	100.9%	116.8%
Homeowners	82.8%	85.3%	85.9%
Other personal	69.8%	72.3%	87.7%
Total personal	94.5%	93.1%	103.7%
Total pooled business	99.3%	101.6%	105.5%

———————

(1)

See the definition of combined ratio in “Business-Property and Casualty Underwriting.”

The combined ratio for the total pooled business differs from Harleysville Group’s combined ratio primarily because of the effect of the inclusion of incurred losses occurring prior to 1986 retained by the Mutual Company and, for 2005 and 2004, the effect of the aggregate catastrophe reinsurance agreement with the Mutual Company. See Note 2(a) of the Notes to Consolidated Financial Statements and Business–Reinsurance.

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

TOTAL POOLED BUSINESS

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Reserves for losses and loss settlement expenses, beginning of the year	$1,761,198	$1,613,374	$1,514,548
Incurred losses and loss settlement expenses:
Provision for insured events of the current year	773,770	811,778	825,215
Increase (decrease) in provisions for insured events of prior years	(17,424)	(19,545)	24,381
Total incurred losses and loss settlement expenses	756,346	792,233	849,596
Payments:
Losses and loss settlement expenses attributable to insured events of the current year	228,632	254,441	260,417
Losses and loss settlement expenses attributable to insured events of prior years	395,159	389,968	490,353
Total payments	623,791	644,409	750,770
Reserves for losses and loss settlement expenses, end of year	$1,893,753	$1,761,198	$1,613,374

The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses from 1996 through 2006 for the pooled business of the Mutual Company and Harleysville Group on a statutory basis. “Reserve for losses and loss settlement expenses” sets forth the estimated liability for unpaid losses and loss settlement expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss settlement expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported.

The “Reserves reestimated” portion of the table shows the reestimated amount of the previously recorded liability based on experience of each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. For example, the 1996 liability has developed a redundancy after ten years, in that reestimated losses and loss settlement expenses are expected to be lower than the initial estimated liability established in 1996 of $1,033.4 million by $36.7 million, or 3.6%.

The “Cumulative amount of reserves paid” portion of the table shows the cumulative losses and loss settlement expense payments made in succeeding years for losses incurred prior to the balance sheet date. For example, the 1996 column indicates that as of December 31, 2006, payments of $909.3 million of the currently reestimated ultimate liability for losses and loss settlement expenses had been made.

The “Redundancy (deficiency)” portion of the table shows the cumulative redundancy or deficiency at December 31, 2006 of the reserve estimate shown on the top line of the corresponding column. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss settlement expenses or were reevaluated at less than the original reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss settlement expenses or were reevaluated at more than the originally reserved amounts.

The following table includes all 2006 pool participants as if they had participated in the pooling arrangement in all years indicated except for acquired pool participant companies, which are included from their date of acquisition. Under the terms of the pooling arrangement, Harleysville Group is not responsible for losses on the pooled business occurring prior to January 1, 1986.

TOTAL POOLED BUSINESS

	Year ended December 31,
	1996	1997	1998		1999	2000	2001	2002	2003	2004	2005	2006
	(dollars in thousands)
Reserve for losses and loss settlement expenses	$1,033,3766	$1,124,910	$1,172,664		$1,181,066	$1,136,848	$1,147,517	$1,224,380	$1,514,548	$1,613,374	$1,761,198	$1,893,753
Reserves reestimated:
One year later	995,656	1,068,687	1,090,640		1,115,747	1,114,404	1,143,701	1,397,821	1,538,929	1,593,829	1,743,774
Two years later	961,228	1,005,208	1,042,183		1,097,544	1,124,881	1,308,498	1,459,056	1,566,305	1,602,547
Three years later	918,006	972,318	1,027,968		1,106,107	1,245,333	1,369,239	1,501,724	1,605,840
Four years later	894,015	961,721	1,028,927		1,182,626	1,290,895	1,413,644	1,557,058
Five years later	887,697	962,861	1,073,694		1,214,740	1,325,808	1,478,729
Six years later	890,713	995,904	1,099,420		1,244,763	1,387,325
Seven years later	912,615	1,018,216	1,126,334		1,302,257
Eight years later	934,640	1,039,515	1,179,344
Nine years later	952,437	1,088,898
Ten years later	996,689
Cumulative amount of reserves paid:
One year later	328,691	338,377	358,526		391,524	395,561	372,642	437,855	490,353	389,968	395,159
Two years later	523,307	540,522	562,908		609,016	609,777	654,045	759,313	742,476	642,066
Three years later	656,234	674,740	695,315		753,893	801,234	884,746	935,691	921,520
Four years later	741,013	756,502	777,204		864,840	945,886	1,005,199	1,051,788
Five years later	790,902	801,602	838,597		951,286	1,019,943	1,076,672
Six years later	821,164	837,855	892,222		1,001,074	1,066,271
Seven years later	845,843	877,219	926,315		1,035,686
Eight years later	873,007	902,405	952,929
Nine years later	893,244	924,160
Ten years later	909,318
Cumulative redundancy/ (deficiency)	36,687	36,012	(6,680)		(121,191)	(250,477)	(331,212)	(332,678)	(91,292)	10,827	17,424
Cumulative redundancy/ (deficiency) expressed as a percent of year-end reserves	3.6%	3.2%	(0.6%	)	(10.3% )	(22.0% )	(28.9% )	(27.2% )	(6.0% )	0.7%	1.0%
Cumulative redundancy/ (deficiency) excluding pre-1986 reserve development (1)	78,294	72,708	27,529		(88,514)	(220,187)	(301,749)	(305,396)	(71,680)	23,319	24,863

———————

(1)

Excludes years not included in pooling arrangement with Harleysville Group.

Harleysville Group’s reserves primarily are derived from those established for the total pooled business. The terms of the pooling agreement provide that Harleysville Group is not liable for any losses incurred by the Mutual Company, Preferred and HNJ prior to January 1, 1986. The GAAP loss reserve experience of Harleysville Group, as reflected in its financial statements, is shown in the following table which sets forth a reconciliation of beginning and ending net reserves for unpaid losses and loss settlement expenses for the years indicated for the business of Harleysville Group only.

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Reserves for losses and loss settlement expenses, beginning of the year	$1,237,090	$1,131,609	$1,062,660
Incurred losses and loss settlement expenses:
Provision for insured events of the current year	557,908	584,929	593,198
Increase (decrease) in provision for insured events of prior years	(18,085)	(17,533)	12,462
Total incurred losses and loss settlement expenses	539,823	567,396	605,660
Payments:
Losses and loss settlement expenses attributable to insured events of the current year	165,409	183,645	186,629
Losses and loss settlement expenses attributable to insured events of prior years	281,655	278,270	350,082
Total payments	447,064	461,915	536,711
Reserves for losses and loss settlement expenses, end of the year	$1,329,849	$1,237,090	$1,131,609

See page 9 for reconciliation of net reserves to gross reserves.

Harleysville Group recognized net favorable development in the provision for insured events of prior years of $18,085,000 in 2006, primarily due to lower-than-expected claims severity in accident years 2002 through 2005 for most commercial and personal lines of business, partially offset by greater-than-expected claims severity in the 2001 and prior accident years. The favorable development consisted of $8,096,000 in commercial lines and $9,989,000 in personal lines.

Harleysville Group recognized net favorable development in the provision for insured events of prior years of $17,533,000 in 2005, primarily due to lower-than-expected claims severity in accident years 2004 and 2003, partially offset by greater-than-expected claims severity in commercial lines in 2002 and prior accident years. The favorable development consisted of $3,940,000 in commercial lines and $13,593,000 in personal lines.

Harleysville Group recognized net adverse development in the provision for insured events of prior years of $12,462,000 in 2004, primarily due to greater-than-expected claims severity in commercial lines.

The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses for Harleysville Group. The effect of changes to the pooling agreement participation is reflected in this table. For example, the January 1, 1997 increase in Harleysville Group’s pooling participation from 65% to 70% is reflected in the first line of the 1997 column. Amounts of assets equal to increases in net liabilities were transferred to Harleysville Group from the Mutual Company in conjunction with each respective pooling change. The amount of the assets transferred has been netted against and has reduced the cumulative amounts paid for years prior to the pooling changes. For example, the 1996 column of the “Cumulative amount of reserves paid” portion of the table reflects the assets transferred in conjunction with the 1997 increase in the pooling percentage from 65% to 70% as a decrease netted in the “one year later” line. The cumulative amounts paid are reflected in this manner to maintain comparability. This is because when Harleysville Group pays claims subsequent to the date of a pool participation increase, the amounts paid are greater, however, the prior year’s reserve amounts are reflective of a lower pool participation percentage. By reflecting pooling participation increases in this manner, loss development is not obscured. Loss development reflects Harleysville Group’s share of the total pooled business loss development since January 1, 1986 when Harleysville Group began participation, plus loss development of any subsidiary not participating in the pooling agreement.

Loss development information for the total pooled business is presented on pages 6 to 8 to provide greater analysis of underlying claims development.

HARLEYSVILLE GROUP BUSINESS

	Year Ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(dollars in thousands)
Reserve for losses and loss settlement expenses	$718,700	$793,563	$813,519	$823,914	$792,584	$800,861	$857,182	$1,062,660	$1,131,609	$1,237,090	$1,329,849
Reserves reestimated:
One year later	688,972	750,956	753,987	774,977	775,234	796,213	976,241	1,075,122	1,114,076	1,219,005
Two years later	662,393	704,157	717,324	761,234	781,117	909,048	1,015,209	1,091,322	1,114,813
Three years later	630,170	678,757	706,491	765,816	862,320	947,660	1,042,276	1,114,275
Four years later	611,179	670,534	705,615	815,380	889,996	975,978	1,076,597
Five years later	606,037	669,789	732,315	833,373	911,482	1,017,319
Six years later	606,642	688,055	745,714	851,335	950,295
Seven years later	616,886	698,996	761,438	887,252
Eight years later	627,620	710,694	794,126
Nine years later	636,796	740,893
Ten years later	663,301
Cumulative amount of reserves paid:
One year later	200,907	228,622	252,972	279,153	282,110	265,422	312,224	350,082	278,270	281,655
Two years later	330,158	371,624	397,685	433,901	434,579	465,001	541,063	529,126	456,921
Three years later	423,337	465,897	491,274	536,547	569,696	628,494	665,513	655,219
Four years later	482,016	523,050	548,696	613,701	671,230	712,677	746,455
Five years later	516,221	553,984	590,172	673,327	722,038	761,490
Six years later	536,473	577,360	626,171	706,659	752,787
Seven years later	551,515	603,092	648,203	728,973
Eight years later	568,463	618,715	664,758
Nine years later	580,524	631,916
Ten years later	589,638
Net cumulative redundancy/ (deficiency)	55,399	52,670	19,393	(63,338)	(157,711)	(216,458)	(219,415)	(51,615)	16,796	18,085
Net cumulative redundancy/ (deficiency) expressed as a percent of year end reserves	7.7%	6.6%	2.4%	(7.7% )	(19.9% )	(27.0% )	(25.6% )	(4.9% )	1.5%	1.5%
Gross reserve	$796,820	$868,393	$893,420	$901,352	$864,843	$879,056	$928,335	$1,219,977	$1,317,735	$1,480,802	$1,493,645
Ceded reserve	78,120	74,830	79,901	77,438	72,259	78,195	71,153	157,317	186,126	243,712	163,796
Net reserve	$718,700	$793,563	$813,519	$823,914	$792,584	$800,861	$857,182	$1,062,660	$1,131,609	$1,237,090	$1,329,849
Gross cumulative redundancy/ (deficiency)	$(16,176)	$(29,651)	$(60,118)	$(163,721)	$(282,071)	$(336,522)	$(340,284)	$(100,677)	$2,335	$2,143
Gross re-estimated	$812,996	$898,044	$953,538	$1,065,073	$1,146,914	$1,215,578	$1,268,619	$1,320,654	$1,315,400	$1,478,659
Ceded re-estimated	149,695	157,151	159,412	177,821	196,619	198,259	192,022	206,379	200,587	259,654
Net re-estimated	$663,301	$740,893	$794,126	$887,252	$950,295	$1,017,319	$1,076,597	$1,114,275	$1,114,813	$1,219,005

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

The reinsurance described below is maintained for the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiaries. Reinsurance premiums and recoveries are allocated to participants in the pooling agreement according to pooling percentages.

Reinsurance for property and auto physical damage losses is currently maintained under a per risk excess of loss treaty affording recovery to $8.0 million above a retention of $2.0 million. Harleysville Group’s 2006 pooling share of such recovery would be $5.8 million above a retention of $1.4 million. In addition, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiaries are reinsured under a catastrophe reinsurance treaty effective for one year from July 1, 2006 which provides coverage ranging from 20% to 85% of up to $245.0 million in excess of a retention of $40.0 million for any given catastrophe. Harleysville Group’s 2006 pooling share of this coverage would range from 20% to 85% of up to $176.4 million in excess of a retention of $28.8 million for any given catastrophe. Accordingly, pursuant to the terms of the treaty, the maximum recovery would be $153.5 million for any catastrophe involving an insured loss equal to or greater than $285.0 million. Harleysville Group’s pooling share of this maximum recovery would be $110.5 million for any catastrophe involving an insured loss of $205.2 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Most terrorism losses would not be covered by the treaty. Harleysville Group has not purchased funded catastrophe covers. Harleysville Group and Mutual have purchased property per risk excess of loss reinsurance which covers certain terrorism losses and provides for recovery of up to $8.0 million in excess of $2.0 million of terrorism losses for any one risk under certain circumstances. The maximum recovery by Harleysville Group on a terrorism loss occurrence is $7.9 million.

Casualty reinsurance (including liability and workers compensation) is currently maintained under an excess of loss treaty affording recovery to $38.0 million above a retention of $2.0 million for each loss occurrence. Harleysville Group’s 2006 pooling share of a recovery would be up to $27.4 million above a retention of $1.4 million. In addition, there is reinsurance to protect Harleysville Group from large workers compensation losses. For umbrella liability coverages, reinsurance protection up to $9.0 million is provided over a retention of $1.0 million. Harleysville Group’s 2006 pooling share would provide for recovery of $6.5 million over a retention of $0.7 million. The casualty reinsurance programs provide coverage for a terrorist event with no reinstatement provision.

Effective January 1, 2007, the retention on the casualty excess of loss treaty was increased from $2.0 million to $3.0 million. Effective January 1, 2007, the treaty affords recovery to $37.0 million above the $3.0 million retention. Harleysville Group's pooling share of such recovery would be $26.6 million above a retention of $2.2 million. Additionally, effective January 1, 2007, the Company's subsidiaries and Mutual and its wholly owned subsidiaries retained a 25% co-participation of the first $4.0 million in excess of $1.0 million on their umbrella treaty. The maximum recovery for an umbrella loss under the new treaty is $8.0 million. Harleysville Group's pooling share of this recovery would be $5.8 million.

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

The Company’s subsidiaries and the Mutual Company are servicing carriers in the “Write-Your-Own” (WYO) program of the United States government’s National Flood Insurance Program (NFIP). The WYO program is a cooperative undertaking of the insurance industry and the Federal Emergency Management Agency. As servicing carriers, Harleysville Group and Mutual bear no risk of loss on flood insurance policies. All of the premiums collected on flood insurance policies are ceded to the federal government and, in exchange a servicing fee is received from which agency commission, claim handling fees and other related expenses are paid.

As a writer of personal and commercial automobile policies in the state of Michigan, in compliance with applicable state regulations, Harleysville Group cedes premiums and claims for medical benefits and work loss, above a specified retention amount, to the Michigan Catastrophic Claims Association. For policies effective July 1, 2006 to June 30, 2007, the required retention is $400,000.

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

Marketing. Harleysville Group markets its insurance products through independent agencies and monitors the performance of these agencies relative to many factors including profitability, growth and retention. At December 31, 2006, there were approximately 1,500 agencies.

Investments

An important element of the financial results of Harleysville Group is the return on invested assets. An investment objective of Harleysville Group is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. An objective also is to provide adequate funds to pay claims without forced sales of investments. At December 31, 2006, substantially all of Harleysville Group’s fixed maturity investment portfolio was rated investment grade and the investment portfolio did not contain any real estate or mortgage loans. Harleysville Group also invests in equity securities with the objective of capital appreciation.

Harleysville Group has adopted and follows an investment philosophy which precludes the purchase of non-investment grade fixed income securities. However, due to uncertainties in the economic environment, it is possible that the quality of investments held in Harleysville Group’s portfolio may change.

The following table shows the composition of Harleysville Group’s fixed maturity investment portfolio at amortized cost, excluding short-term investments, by rating as of December 31, 2006:

	December 31, 2006
	Amount	Percent
	(dollars in thousands)
Rating(1)
U.S. Treasury and U.S. agency bonds (2)	$646,771	30.8%
Aaa	677,484	32.3
Aa	462,664	22.0
A	287,129	13.7
Baa	6,604	0.3
Ba	15,475	0.7
B	3,981	0.2
Total	$2,100,108	100.0%

———————

(1)

Ratings assigned by Moody’s Investors Services, Inc.

(2)

Includes GNMA pass-through obligations and collateralized mortgage obligations.

Harleysville Group invests in both taxable and tax-exempt fixed income securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds made up approximately 27%, 36% and 46% of the total investment portfolio at December 31, 2006, 2005 and 2004, respectively.

The following table shows the composition of Harleysville Group’s investment portfolio at carrying value, excluding short-term investments, by type of security as of December 31, 2006:

	December 31, 2006
	Amount	Percent
	(dollars in thousands)
Fixed maturities:
U.S. Treasury obligations	$85,601	3.9%
U.S. agency obligations	185,837	8.5
Mortgage-backed securities	374,507	17.2
Obligations of states and political subdivisions	718,287	34.1
Corporate securities	741,099	33.0
Total fixed maturities	2,105,331	96.7
Equity securities	71,446	3.3
Total	$2,176,777	100.0%

Investment results of Harleysville Group’s fixed maturity investment portfolio are as shown in the following table:

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Invested assets(1)	$1,954,158	$1,733,086	$1,640,367
Investment income(2)	$95,101	$86,463	$84,367
Average yield	4.9%	5.0%	5.1%

———————

(1)

Average of the aggregate invested amounts at amortized cost at the beginning and end of the period.

(2)

Investment income does not include investment expenses, realized investment gains or losses or provision for income taxes.

The following table indicates the composition of Harleysville Group’s fixed maturity investment portfolio at carrying value, excluding short-term investments, by time to maturity as of December 31, 2006:

	December 31, 2006
	Amount	Percent
	(dollars in thousands)
Due in(1)
1 year or less	$221,712	10.5%
Over 1 year through 5 years	833,499	39.6
Over 5 years through 10 years	608,605	28.9
Over 10 years	67,008	3.2
	1,730,824	82.2
Mortgage-backed securities	374,507	17.8
Total	$2,105,331	100.0%

———————

(1)

Based on stated maturity dates with no prepayment assumptions. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The average expected life of Harleysville Group’s investment portfolio as of December 31, 2006 was approximately 5.0 years.

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

State laws also require Harleysville Group to participate in involuntary insurance programs for automobile insurance, as well as other property and casualty lines, in states in which Harleysville Group writes such lines. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (FAIR) plans, reinsurance facilities and wind storm plans. These state laws generally require all companies that write lines covered by these programs to provide coverage (either directly or through reinsurance) for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct written premiums or the number of automobiles insured. Generally, state law requires participation in such programs as a condition to doing business. The loss ratio on insurance written under involuntary programs generally has been greater than the loss ratio on insurance in the voluntary market.

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

The Terrorism Risk Insurance Act of 2002 (the Act) established a program that provides a backstop for insurance-related losses resulting from any act of terrorism as defined. The Act, originally set to expire in 2005, was extended through December 31, 2007 in December 2005 (the Extended Act). Under the program, the federal government will pay 90% (85% in 2007) of covered losses after an insurer’s losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. The triggering threshold for certifying an act of terrorism was $50 million in 2006 and is $100 million in 2007 under the Extended Act.

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

In the event the Act is not renewed beyond 2007, or is renewed in a materially different form, the Company may have to attempt to obtain appropriate reinsurance for the related terrorism risk, seek exclusion from coverage related to terrorism exposure from the appropriate regulatory authorities, limit certain of its writings, or pursue a solution encompassing aspects of one or more of the foregoing.

The insurance industry has received adverse publicity about alleged anti-competitive activities by certain insurance brokers and insurers. Harleysville Group primarily distributes its products through its agents and writes less than 1% of its premiums through brokers. There are no contingent commission arrangements with such brokers.

The property and casualty insurance industry has been subject to significant public scrutiny and comment primarily due to concerns regarding solvency issues, rising insurance costs, and the industry’s methods of operations. Accordingly, regulations and legislation may be adopted or enacted: to provide a greater role for the federal government in regulation of insurance companies; to strengthen state oversight, particularly in the field of solvency and investments; to further restrict an insurer’s flexibility in underwriting and pricing risks; and to impose new taxes and assessments. It is not possible to predict whether, in what form or in what jurisdictions, any of these measures might be adopted or the effect, if any, on Harleysville Group.

The Company’s insurance subsidiaries generally are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary, for the preceding year. Applying the current regulatory restrictions as of December 31, 2006, $117.5 million would be available for distribution to Harleysville Group Inc. during 2007 without prior approval. The Company’s insurance subsidiaries paid dividends to the Company of $15.0 million in 2005, and $26.6 million in 2004. No dividends were paid in 2006.

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

Harleysville Group is required to file financial statements for its subsidiaries, prepared by using statutory accounting practices, with state regulatory authorities. The adjustments necessary to reconcile net income and shareholders’ equity determined by using SAP to net income and shareholders’ equity determined in accordance with GAAP are as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity December 31,
	2006	2005	2004	2006	2005
	(in thousands)
SAP amounts	$131,263	$62,330	$45,776	$686,149	$566,802
Adjustments:
Deferred policy acquisition costs	(1,856)	3,418	1,722	102,317	104,173
Deferred income taxes	(13,120)	(513)	325	10,361	33,709
Unrealized investment gains				5,262	13,215
Pension	118	(1,701)	1,611	(18,251)	(25,892)
Other, net	(5,006)	(1,276)	(1,722)	14,473	14,503
Holding company(1)	(330)	(827)	(834)	(88,149)	(92,127)
GAAP amounts	$111,069	$61,431	$46,878	$712,162	$614,383

———————

(1)

Represents the GAAP loss and equity amounts for Harleysville Group Inc., excluding the earnings of and investment in subsidiaries.

Relationship with the Mutual Company

Harleysville Group’s operations are interrelated with the operations of the Mutual Company due to the pooling arrangement and other factors. The Mutual Company owned approximately 54% of the issued and outstanding common stock of Harleysville Group Inc. at December 31, 2006. Harleysville Group employees provide a variety of services to the Mutual Company and its wholly owned subsidiaries. The cost of facilities and employees required to conduct the business of both companies is charged on a cost-allocated basis. Harleysville Group also manages the operations of the Mutual Company and its wholly owned subsidiaries pursuant to a management agreement which commenced January 1, 1993 under which Harleysville Group receives a management fee. Harleysville Group received $6.4 million, $6.7 million, and $6.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, for all such management services.

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

The Mutual Company leases the home office from a company subsidiary and it shares most of the facility with Harleysville Group. Rental income under the lease was $4.1 million for 2006, $4.0 million for 2005 and $3.7 million for 2004. Harleysville Group believes that the lease terms are no less favorable to it than if the property were leased to a non-affiliate.

In connection with the acquisition of Mid-America and HIC New York, the Company borrowed approximately $18.5 million from the Mutual Company. See Note 7 of the Notes to Consolidated Financial Statements. For additional information with respect to transactions with the Mutual Company, see Note 2 of the Notes to Consolidated Financial Statements.

Employees

All employees are paid by Harleysville Group Inc. and, accordingly, are considered to be employees of Harleysville Group Inc. As of December 31, 2006, there were 1,898 employees. They provide a variety of services to the Mutual Company and its wholly owned subsidiaries. See “Business-Relationship with the Mutual Company” and Note 2 of the Notes to Consolidated Financial Statements.

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

No matter was submitted to a vote of the security holders during the fourth quarter of 2006.

PART II

Item 5.

Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The stock of Harleysville Group Inc. is quoted on the Nasdaq National Market System, and assigned the symbol HGIC. At the close of business on March 1, 2007, the approximate number of holders of record of Harleysville Group Inc.’s common stock was 2,249 (counting all shares held in single nominee registration as one shareholder).

The payment of dividends is subject to the discretion of Harleysville Group Inc.’s Board of Directors which each quarter considers, among other factors, Harleysville Group’s operating results, overall financial condition, capital requirements and general business conditions. The present quarterly dividend of $0.19 per share paid in each of the third and fourth quarters of 2006 is expected to continue during 2007. As a holding company, one of Harleysville Group Inc.’s sources of cash with which to pay dividends is dividends from its subsidiaries. Harleysville Group Inc.’s insurance company subsidiaries are subject to state laws that restrict their ability to pay dividends. See Note 8 of the Notes to Consolidated Financial Statements.

The following table sets forth the amount of cash dividends declared per share, and the high and low bid quotations as reported by Nasdaq for Harleysville Group Inc.’s common stock for each quarter during the past two years.

	High	Low	Cash Dividends Declared
2006
First Quarter	$30.14	$26.19	$.175
Second Quarter	31.66	27.50	.175
Third Quarter	36.21	31.36	.19
Fourth Quarter	38.68	34.74	.19

	High	Low	Cash Dividends Declared
2005
First Quarter	$24.22	$19.75	$.17
Second Quarter	21.28	20.07	.17
Third Quarter	24.04	21.30	.175
Fourth Quarter	27.97	24.00	.175

Securities Authorized for Issuance Under Equity Plans. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Chart.

The following graph shows changes over the past five-year period (all full calendar-year periods) in the value of $100 invested in: 1) Harleysville Group common stock; 2) the NASDAQ Stock Market index; and 3) the Peer Group index. All values are as of the last trading day of each year.

Comparison of 5-Year Cumulative Total Stockholder Return

	2001	2002	2003	2004	2005	2006
Harleysville Group Inc.	100.0	113.4	87.9	109.1	124.8	167.9
NASDAQ	100.0	69.1	103.4	112.5	114.9	126.2
Peer Group	100.0	102.8	127.1	154.0	172.8	196.5

The year-end values of each investment shown in the preceding graph are based on share price appreciation plus dividends, with the dividends reinvested as of the day such dividends were ex-dividend. The calculations exclude trading commissions and taxes. Total stockholder returns from each investment, whether measured in dollars or percentages, can be calculated from the year-end investment values shown in the legend.

The graph was prepared by the Center for Research in Security Prices (CRSP). The NASDAQ National Market System index includes all U.S. Companies in the NASDAQ National Market System and Peer Group index includes 55 NASDAQ Company stocks in SIC Major Group 633 (SIC 6330-6339: U.S. and foreign, fire, marine and casualty insurance). A complete list of these companies may be obtained from CRSP at the University of Chicago Graduate School of Business, 1101 East 58th Street, Chicago, Illinois 60637; (773) 702-7467. CRSP reweights the indices daily, using the market capitalization on the previous trading day.

Item 6.

Selected Financial Data.

At December 31, 2006, Harleysville Group Inc. (Company) was approximately 54% owned by Harleysville Mutual Insurance Company (the Mutual Company). Harleysville Group Inc. and its wholly owned subsidiaries (collectively, Harleysville Group) are engaged in property and casualty insurance. These subsidiaries are: Harleysville-Atlantic Insurance Company, Harleysville Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Lake States Insurance Company, Harleysville Preferred Insurance Company, Harleysville Worcester Insurance Company, Mid-America Insurance Company, and Harleysville Ltd., a real estate partnership that owns the home office.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Income Statement Data(1):
Premiums earned	$838,821	$841,567	$837,665	$823,407	$764,636
Investment income, net	102,609	90,572	87,171	86,597	86,265
Realized investment gains (losses)	40,605	233	12,667	(920)	(18,448)
Total revenues	999,171	948,340	953,392	924,965	847,736
Income (loss) before income taxes	156,368	78,921	55,637	(89,450)	56,482
Income taxes (benefit)	46,241	17,490	8,759	(41,821)	10,227
Net income (loss)	111,069	61,431	46,878	(47,629)	46,255
Basic earnings (loss) per share	$3.58	$2.02	$1.56	$(1.59)	$1.56
Diluted earnings (loss) per share	$3.52	$2.01	$1.55	$(1.59)	$1.53
Cash dividends per share	$.73	$.69	$.68	$.67	$.63
Balance Sheet Data at Year End:
Total investments	$2,249,014	$2,064,388	$1,966,917	$1,854,633	$1,706,900
Total assets	2,990,984	2,905,266	2,718,063	2,680,389	2,311,524
Debt	118,500	118,500	119,625	120,145	95,620
Shareholders’ equity	712,162	614,383	587,924	572,747	632,112
Shareholders’ equity per share	$22.49	$20.07	$19.47	$19.16	$21.13

———————

(1)

The Company’s insurance subsidiaries participate in an underwriting pooling arrangement with the Mutual Company. Harleysville Group’s participation was 72% for all years presented. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 2(a) of the Notes to Consolidated Financial Statements.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements contained herein (other than statements of historical facts) are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to the Company’s growth and economic, competitive, legislative and regulatory developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect on Harleysville Group. There can be no assurance that future developments will be in accordance with management’s expectations. Actual financial results, including premium growth and underwriting results, could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves; catastrophe losses; competition in insurance product pricing; government regulation and changes therein which may impede the ability to charge adequate rates; performance of the financial markets; fluctuations in interest rates; availability and price of reinsurance; the A. M. Best rating of Harleysville Group; and the status of labor markets in which the Company operates.

Overview

The Company’s net income is primarily determined by three elements:

•

net premium income

•

investment income

•

amounts paid or reserved to settle insured claims

Variations in premium income are subject to a number of factors, including

•

limitations on premium rates arising from the competitive market place or regulation

•

limitations on available business arising from a need to maintain the quality of underwritten risks

•

the Company’s ability to maintain its A- (“excellent”) rating by A.M. Best

•

the ability of the Company to maintain a reputation for efficiency and fairness in claims administration

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

The application of certain of these critical accounting policies to the years ended December 31, 2006 and 2005 is discussed in greater detail below.

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

Harleysville Group’s premium growth and underwriting results have been, and continue to be, influenced by market conditions. Insurance industry price competition has often made it difficult both to obtain and to retain properly priced personal and commercial lines business. It is management’s policy to maintain its underwriting standards.

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

Transactions with Affiliates

The Company’s property and casualty subsidiaries participate in a pooling agreement with the Mutual Company. The pooling agreement provides for the allocation of premiums, losses, loss settlement expenses and underwriting expenses between Harleysville Group and the Mutual Company. Harleysville Group is not liable for any losses incurred by the Mutual Company, Preferred and HNJ prior to January 1, 1986, the date the pooling agreement became effective. Harleysville Group’s participation in the pool has been 72% since January 1, 1998.

Because the pooling agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to the Mutual Company. However, the pooling agreement provides for the right of offset and the amount of credit risk with the Mutual Company was not material at December 31, 2006 and 2005. The Mutual Company has an A. M. Best rating of “A-” (Excellent).

Harleysville Group has attempted to reduce the potential impact of future catastrophes by achieving greater geographic distribution of risks, reducing exposure in catastrophe-prone areas and through reinsurance, including an agreement with the Mutual Company. Effective January 1, 1997, Harleysville Group entered into a reinsurance agreement with the Mutual Company whereby the Mutual Company, in return for a reinsurance premium, reinsured accumulated catastrophe losses up to $14.4 million in a quarter for 2005 and 2004. This reinsurance coverage was in excess of a retention of $3.6 million in a quarter for 2005 and 2004. The agreement excluded catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplemented the existing external catastrophe reinsurance program. Under this agreement, Harleysville Group ceded no premiums earned to the Mutual Company in 2006 and premiums earned of $8.8 million and $8.6 million for 2005 and 2004, respectively. Losses incurred of $0.2 million, $(0.2) million, and $0.7 million for 2006, 2005, and 2004, respectively were ceded to the Mutual Company under the agreement. The premiums for this reinsurance were established in consultation with an independent actuarial firm. The agreement was terminated December 31, 2005 and the coverage was not replaced as it is no longer deemed necessary based on the current catastrophe risk profile.

Harleysville Ltd. is a subsidiary of the Company and leases the home office to the Mutual Company, which shares the facility with Harleysville Group. Rental income under the lease was $4.1 million, $4.0 million and $3.7 million for 2006, 2005 and 2004, respectively, and is included in other income after elimination of intercompany amounts of $2.5 million in 2006, $2.4 million in 2005 and $2.3 million in 2004. The lease has a five-year term expiring December 31, 2009 and includes a formula for additional rent for any additions, improvements or renovations. The Mutual Company is responsible for the building operating expenses including maintenance and repairs. The pricing of the lease was based upon an appraisal obtained from an independent real estate appraiser.

Harleysville Group provides certain management services to the Mutual Company and other affiliates. Harleysville Group received a fee of $6.4 million, $6.7 million and $6.8 million in 2006, 2005 and 2004, respectively, for its services under these management agreements. Under related agreements, Harleysville Group serves as the paymaster for Harleysville companies, with each company being charged for its proportionate share of salary and employee benefits expense based upon time allocation. The level of fees has been approved by each state insurance department having jurisdiction.

Intercompany balances are created primarily from the pooling arrangement (settled quarterly), allocation of common expenses, collection of premium balances and payment of claims (settled monthly). No interest is charged or received on intercompany balances due to the timely settlement terms and nature of the items.

Harleysville Group borrowed $18.5 million from the Mutual Company in connection with the acquisition of Mid-America and HIC New York in 1991. It was a demand loan with a stated maturity in March 1998 which had been extended to March 2005. In February 2005, the maturity was extended again to March 2012 and the interest rate became LIBOR plus 0.45%, which was a commercially reasonable market rate in 2005. Interest expense on this loan was $1.0 million, $0.7 million and $0.4 million in 2006, 2005 and 2004, respectively.

Harleysville Group has no material relationships with current or former members of management other than compensatory plans and arrangements disclosed or described in the Company’s public filings.

Off Balance Sheet Arrangements

Harleysville Group has off-balance-sheet credit risk related to approximately $77.0 million and $73.0 million of premium balances due to the Mutual Company from agents and insureds at December 31, 2006 and 2005, respectively. The Mutual Company bills and collects such receivables on behalf of Harleysville Group for efficiency reasons. Harleysville Group recognizes any associated bad debts, which have not been material.

2006 Compared to 2005

Premiums earned decreased $2.7 million for the year ended December 31, 2006. The decrease was primarily due to a decrease in premiums earned for personal lines of $8.8 million, partially offset by an increase of $6.1 million in commercial lines premiums earned. The increase in premiums earned for commercial lines was primarily due to higher average premiums, partially offset by fewer policy counts in the commercial automobile line of business. The decline in premiums earned for personal lines was primarily due to fewer policy counts. The reduction in personal lines volume was driven primarily by a reduction of personal automobile business from the continued implementation of more stringent underwriting processes.

Investment income increased $12.1 million for the year ended December 31, 2006, resulting from an increase in invested assets, a greater percentage of invested assets in fixed maturity securities and higher interest rates on short-term investments.

Realized investment gains increased $40.4 million for the year ended December 31, 2006, primarily resulting from gains on the sale of equity securities in the second quarter of 2006.

Harleysville Group holds securities with unrealized losses at December 31, 2006 as follows:

	Fair Value	Unrealized Loss	Length of Unrealized Loss
			Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$182,244	$2,757	$74	$2,683
Obligations of states and political subdivisions	197,399	4,235	380	3,855
Corporate securities	342,697	7,601	1,608	5,993
Mortgage-backed securities	176,889	2,852	426	2,426
Total fixed maturities	$899,229	$17,445	$2,488	$14,957
Equity securities	$1,586	$36	$18	$18

There are 2 positions that comprise the unrealized loss in equity investments at December 31, 2006. They have not been below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in the future.

Of the total fixed maturity securities with an unrealized loss at December 31, 2006, securities with a fair value of $729.2 million and an unrealized loss of $13.0 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $170.0 million and an unrealized loss of $4.4 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to the impact of the higher market interest rates rather than a decline in credit quality. There are $603.4 million in fixed maturity securities, at fair value, that at December 31, 2006, had been below amortized cost for over twelve months. The $15.0 million of unrealized losses on such securities primarily relates to securities which carry investment grade ratings and have declined in fair value roughly in line with market interest rate changes. Harleysville Group currently has the ability and intent to hold these securities until recovery.

Income before income taxes and cumulative effect of accounting change increased $77.4 million for the year ended December 31, 2006 compared to the prior year. The increase was primarily due to the increase in investment income, increased realized investment gains and improved underwriting results.

The improved underwriting results were primarily due to improved underwriting results in both commercial and personal lines.

An insurance company's statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium, (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium, and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group’s statutory combined ratio decreased to 98.6% for the year ended December 31, 2006 from 102.2% for the year ended December 31, 2005. Such decrease was due to improved underwriting results in both commercial lines and personal lines, primarily resulting from improved loss experience, partially offset by greater catastrophe losses and higher underwriting expenses in 2006.

The statutory combined ratios by line of business for the year ended December 31, 2006 as compared to the year ended December 31, 2005 were as follows:

	For the Year Ended December 31,
	2006	2005
Commercial:
Automobile	99.3%	101.1%
Workers compensation	117.2%	124.0%
Commercial multi-peril	98.9%	101.5%
Other commercial	86.6%	98.7%
Total commercial	100.3%	104.3%
Personal:
Automobile	99.3%	99.2%
Homeowners	82.6%	87.6%
Other personal	69.8%	72.3%
Total personal	90.6%	93.1%
Total personal and commercial	98.6%	102.2%

The commercial lines statutory combined ratio decreased to 100.3% for the year ended December 31, 2006 from 104.3% for the year ended December 31, 2005. The decrease is primarily due to declines in the combined ratio for all lines of business due to improved loss severity. The personal lines statutory combined ratio decreased to 90.6% for the year ended December 31, 2006 from 93.1% for the year ended December 31, 2005. The decrease is primarily due to improved property results in the homeowners line, partially offset by higher catastrophe losses.

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	December 31, 2006	December 31, 2005
	(in thousands)
Commercial:
Automobile	$308,961	$282,521
Workers compensation	327,630	310,609
Commercial multi-peril	481,173	432,314
Other commercial	92,542	80,204
Total commercial	1,210,306	1,105,648
Personal:
Automobile	87,508	95,707
Homeowners	30,319	34,465
Other personal	1,716	1,270
Total personal	119,543	131,442
Total personal and commercial	1,329,849	1,237,090
Plus reinsurance recoverables	163,796	243,712
Total liability	$1,493,645	$1,480,802

The following table presents the increase (decrease) in the liability for unpaid losses and loss settlement expenses attributable to insured events of prior years for the year ended December 31, 2006 by line of business:

Increase (Decrease) in the Liability for Unpaid Losses and Loss Settlement Expenses

Attributable to Insured Events of Prior Years

For the Year Ended December 31, 2006

	Total	Accident Years
		2005	2004	2003 and Prior Years
	(in thousands)
Line of Business
Commercial:
Automobile	$(5,136)	$1,134	$(5,711)	$(559)
Workers compensation	341	(2,931)	(3,705)	6,977
Commercial multi-peril	(3,110)	(12,328)	(6,108)	15,326
Other commercial	(191)	(1,131)	(1,323)	2,263
Total commercial	(8,096)	(15,256)	(16,847)	24,007
Personal:
Automobile	(4,968)	(2,402)	(3,484)	918
Homeowners	(5,505)	(1,357)	(1,968)	(2,180)
Other personal	484	193	83	208
Total personal	(9,989)	(3,566)	(5,369)	(1,054)
Total net development	$(18,085)	$(18,822)	$(22,216)	$22,953

In 2006, Harleysville Group recognized net favorable development of $18.1 million in the provision for insured events of prior years, primarily due to lower-than-expected claims severity in casualty lines in accident years 2002 through 2005, partially offset by adverse development in prior accident years.

A reduction in commercial automobile severity in accident years 2002 through 2004 was observed during 2006 and led to the recognition of favorable development for those accident years in 2006. An increase in commercial automobile severity in accident year 2005 and in accident years prior to 2002 was observed during 2006 and led to the recognition of adverse development for those accident years in 2006. In total, $5.1 million in favorable development was recognized in the commercial automobile line during 2006.

A reduction in workers compensation severity in accident years 2002 through 2005 was observed during 2006 and led to the recognition of favorable development for those accident years in 2006. An increase in workers compensation medical severity in accident years 1997 through 2001 was observed during 2006 and led to the recognition of adverse development for those accident years in 2006. In total, $0.3 million in adverse development was recognized in the workers compensation line during 2006.

A reduction in commercial multi-peril severity in accident years 2002 through 2005 was observed during 2006 and led to the recognition of favorable development for those accident years in 2006. An increase in commercial multi-peril severity in the liability portion of the line in accident years prior to 2002 was observed during 2006 and led to the recognition of adverse development for those accident years in 2006. In total, $3.1 million in favorable development was recognized in the commercial multi-peril line during 2006.

A reduction in personal automobile severity for accident years 2002 through 2005 was observed during 2006 and led to the recognition of favorable development for those accident years in 2006. An increase in personal automobile severity for 1997 and prior accident years was observed during 2006 and led to the recognition of adverse development for those accident years in 2006. In total, $5.0 million of favorable development was recognized in the personal automobile line during 2006.

A reduction in homeowners severity was broadly observed during 2006 and led to the recognition of favorable development of $5.5 million in this line in 2006.

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group’s pooling share of the total pooled amounts:

	For the year ended December 31, 2006	For the year ended December 31, 2005
	(dollars in thousands)
Number of claims pending, beginning of period	6,020	6,832
Number of claims reported	8,601	9,372
Number of claims settled or dismissed	(9,140)	(10,184)
Number of claims pending, end of period	5,481	6,020
Losses paid	$55,818	$66,486
Loss settlement expenses paid	$12,610	$14,045

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

The following table presents case and incurred but not reported (IBNR) reserves by line of business and a statistically determined range of estimates of the ultimate unpaid losses and loss settlement expenses incurred for each line of business as of December 31, 2006. The range of estimates around the actuarial best estimates is statistically determined in order to provide information regarding the variability of the actuarial best estimates. The statistical analysis is completed only on a basis that is net of reinsurance recoverables, as this appropriately reflects Harleysville Group’s risk profile based on the type and quality of its reinsurance. The ranges were determined using both paid and incurred loss development data with a 1,000 trial simulation run against each set of data. Development factors within each 12-month development period were assumed to be normally distributed with the means equal to the estimated age-to-age factors and the standard deviations equal to the actual standard deviations of the data used. The resulting ranges produced by the simulation were then used to create a reasonable representation of a 90% confidence interval using the 5% point as the low end of the range and the 95% point as the high end of the range. The total commercial lines range and total personal lines range were developed as separate simulations using the means and standard deviations of the individual lines as inputs. Therefore, the 90% confidence interval for all lines of business is smaller than the straight sum of the individual lines of business 90% intervals.

Liability for Unpaid Losses and Loss Settlement Expenses

at December 31, 2006

	Case	IBNR	LAE Liability	IBNR (Inc. LAE)	Total Liability	Statistically Determined Range of Estimates
						High	Low
	(in thousands)
Line of Business
Commercial:
Automobile	$109,203	$149,316	$50,442	$199,758	$308,961	$341,775	$224,326
Workers compensation	151,291	134,539	41,800	176,339	327,630	382,819	256,856
Commercial multi-peril	122,588	227,494	131,091	358,585	481,173	542,499	347,028
Other commercial	16,111	53,390	23,041	76,431	92,542	109,153	47,705
Total commercial	399,193	564,739	246,374	811,113	1,210,306	1,294,381	935,547

Personal:
Automobile	44,072	28,488	14,948	43,436	87,508	94,051	72,550
Homeowners	9,781	14,235	6,303	20,538	30,319	32,430	15,309
Other personal	486	973	257	1,230	1,716	1,742	903
Total personal	54,339	43,696	21,508	65,204	119,543	133,581	109,254

Total net liability	453,532	608,435	267,882	876,317	1,329,849

Reinsurance recoverables	131,284	31,582	930	32,512	163,796

Gross liability	$584,816	$640,017	$268,812	$908,829	$1,493,645

Reinsurance receivables were $167.2 and $249.0 million at December 31, 2006 and 2005, respectively. Of these amounts, $93.9 million and $183.9 million, respectively or 56% and 74%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi governmental pools and reinsurance facilities where, Harleysville Group believes, there is virtually no credit risk. The decrease in the amounts due from these types of pools and facilities is primarily based on a decrease of $85.1 million in the amount due from the National Flood Insurance Program primarily as a result of settling 2005 claims arising from Hurricane Katrina. The remainder of the reinsurance recoverables are principally due from reinsurers rated A- or higher by the A.M. Best Company.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. Harleysville Group’s reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at December 31, 2006.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

Net catastrophe losses increased $7.4 million for the year ended December 31, 2006, primarily due to more severe catastrophes impacting Harleysville Group in 2006.

Effective for one year from July 1, 2006, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiaries renewed its catastrophe reinsurance which provides coverage ranging from 20% to 85% of up to $245 million in excess of a retention of $40 million for any given catastrophe excluding terrorism for commercial lines. Harleysville Group’s 2006 pooling share of this coverage would range from 20% to 85% of up to $176.4 million in excess of a retention of $28.8 million for any given catastrophe. Pursuant to the terms of the treaty, the maximum recovery would be $153.5 million for any catastrophe involving an insured loss equal to or greater than $285 million. Harleysville Group’s 2006 pooling share of this maximum recovery would be $110.5 million for any catastrophe involving an insured loss of $205.2 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Harleysville Group and the Mutual Company have purchased property per risk excess of loss reinsurance which covers certain terrorism losses and provides for recovery of up to $8.0 million in excess of $2.0 million of terrorism losses for any one risk under certain circumstances. The maximum recovery by Harleysville Group on a terrorism loss occurrence is $7.9 million.

The income tax expense for the year ended December 31, 2006 includes the tax benefit of $8.6 million associated with tax-exempt income compared to $10.2 million in the prior year.

Underwriting expenses, including amortization of deferred policy acquisition costs, increased $1.0 million for the year ended December 31, 2006 compared to the prior year. The increase in underwriting expenses was primarily due to higher incentive costs for agents and employees, and higher compensation expenses recognized under SFAS No. 123(R), which was adopted as of January 1, 2006 as described in Notes 1 and 10 to the Consolidated Financial Statements, partially offset by lower pension costs and lower severance charges. Severance charges of $1.2 million and $3.5 million were incurred in 2006 and 2005, respectively, related to ongoing expense-reduction initiatives.

Harleysville Group froze its defined benefit pension plan at the then current benefit levels as of March 31, 2006. Harleysville Group's portion of pension expense for the plan was $1.9 million and $9.7 million for 2006 and 2005, respectively. Harleysville Group enhanced its 401(k) retirement savings plan to provide for a company contribution equal to 5% of salary for all eligible employees, effective April 1, 2006, and recognized expense of $2.9 million in 2006 due to this enhancement.

Other income increased $1.2 million for the year ended December 31, 2006 primarily due to an increase of $1.7 million in claim handling fees received in connection with the National Flood Insurance Program, related primarily to flood claims from Hurricane Katrina.

Effective December 31, 2005, Harleysville Group and the Mutual Company terminated the reinsurance agreement whereby the Mutual Company reinsured certain accumulated catastrophe losses as described in Note 2 of Notes to Consolidated Financial Statements. The coverage was not replaced as it is no longer deemed necessary based on our current catastrophe risk profile. Harleysville Group ceded to the Mutual Company no premiums earned in 2006, and premiums earned of $8.8 million in 2005. Losses incurred of $0.2 million and $(0.2) million were ceded to the Mutual Company in 2006 and 2005, respectively, related to this agreement.

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

Harleysville Group's statutory combined ratio decreased to 102.2% for the year ended December 31, 2005 from 105.9% for the year ended December 31, 2004. Such decrease was due to improved underwriting results in both commercial lines and personal lines, primarily resulting form improved loss experience and lower catastrophe losses in 2005. The improved loss experience reflects lower claims severity in general and lower claim frequency in property coverage.

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

The following table presents the increase (decrease) in the liability for unpaid losses and loss settlement expenses attributable to insured events of prior years for the year ended December 31, 2005 by line of business:

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

New Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." This accounting standard permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year beginning after September 15, 2006. The impact of adopting this statement on Harleysville Group's results of operations and financial condition is not material.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal years beginning after December 15, 2006. The impact of adopting this Interpretation on Harleysville Group's results of operations and financial condition is not expected to be material.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year's financial statements of correcting all misstatements, including the carryover and reversing effects of prior years' misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. Adoption of SAB No. 108 will have no impact on Harleysville Group.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The impact of adopting this statement is currently being evaluated.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This statement requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. An employer with publicly traded equity securities is required to initially recognize the funded status of defined benefit post-retirement plans and provide required disclosures as of the end of the fiscal year ending after December 15, 2006. Adoption of SFAS No. 158 had no impact on accumulated other comprehensive income as of December 31, 2006, as the projected benefit obligation was equal to the accumulated benefit obligation due to the freeze of the plan in 2006, and a minimum liability equal to the difference between the fair value of plan assets and the accumulated benefit obligation had been recognized in accumulated other comprehensive income as of that date.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The impact of adopting this statement is currently being evaluated.

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

Net cash provided by operating activities was $166.1 million and $165.1 million for 2006 and 2005, respectively. The increase in net cash provided by operating activities during 2006 is primarily from lower paid losses and greater investment income, partially offset by higher federal income tax payments.

Net cash used by investing activities was $168.8 million and $149.8 million for 2006 and 2005, respectively. The change is primarily due to increased net purchases of investments due to the increase in cash provided by operating activities and the change in cash from financing activities.

Financing activities provided net cash of $2.5 million and used net cash of $15.2 million for 2006 and 2005, respectively. The change was primarily due to an increase in the issuance of common stock.

Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At December 31, 2006, Harleysville Group held cash collateral of $124.8 million related to securities on loan with a market value of $121.0 million. Harleysville Group’s policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, “A” rated corporate obligations, “AAA” rated asset-backed securities or GICs and Funding Agreements from issuers rated “A” or better.

The Company had $22.0 million of cash and marketable securities at December 31, 2006, which are available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. Harleysville Group has no material commitments for capital expenditures as of December 31, 2006.

As a holding company, the Company’s principal source of cash for the payment of dividends is dividends from its subsidiaries. The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends.

Applying the current regulatory restrictions as of December 31, 2006, $117.5 million would be available for distribution to the Company by its subsidiaries in 2007 without prior regulatory approval. See the Business-Regulation section of this Form 10-K, which includes a reconciliation of net income and shareholders’ equity as determined under statutory accounting practices to net income and shareholders’ equity as determined in accordance with accounting principles generally accepted in the United States of America. Also, see Note 8 of the Notes to Consolidated Financial Statements.

On August 18, 2006, Harleysville Group Inc. entered into a credit agreement with HSBC Bank USA, National Association, as Administrative Agent, and participating lenders relating to a five year $100 million revolving credit facility. At Harleysville Group Inc.'s election, interest will be calculated at the LIBOR Rate plus a Margin (currently 0.750% based on the credit rating of the Company's debt) or the Alternate Base Rate (the greater of the Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1%). In addition, there is a fee of 0.150% per annum on the loan commitment amount, regardless of usage. The agreement requires compliance with certain covenants, which include minimum net worth and leverage and fixed charge coverage ratios. The credit facility is available for general corporate purposes. There have been no borrowings under the credit facility. The Company is in compliance with all applicable covenants.

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

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2006 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company’s nine insurance subsidiaries at December 31, 2006 ranged from 580% to 704%.

The following summarizes Harleysville Group’s contractual obligations at December 31, 2006.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual obligations:
Debt	$118,500				$118,500
Interest on debt	$43,685	$6,823	$13,646	$13,646	$9,570
Gross liability for unpaid losses and loss settlement expenses	$1,493,645	$359,993	$410,271	$193,896	$529,485
Net liability for unpaid losses and loss settlement expenses	$1,329,849	$332,462	$385,656	$179,530	$432,201

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

Risk Factors

You should consider carefully the following risks, as well as the other information contained in this 2006 Report on Form 10-K. If any of the following events described in the risk factors below actually occur, our business, financial condition and results of operations could be adversely affected. You should refer to the other information set forth in this 2006 Report on Form 10-K including our consolidated financial statements and the related notes.

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

Our insurance subsidiaries have experienced, and are expected in the future to experience, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on the operating results and financial condition of our insurance subsidiaries, thereby limiting the ability of our insurance subsidiaries to pay dividends to us. In the last 8 years, the largest non-flood catastrophe to affect our results of operations was Hurricane Floyd in the third quarter of 1999, which resulted in $15.1 million of losses.

Various events can cause catastrophes, including severe winter weather, hurricanes, windstorms, earthquakes, hail, war, terrorism, explosions and fires. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected by the event and the severity of the event.

Our insurance subsidiaries seek to reduce the impact on our business of a catastrophe through geographic diversification and through the purchase of reinsurance covering various categories of catastrophes, which generally excludes terrorism. Nevertheless, reinsurance may prove inadequate if

•

a major catastrophic loss exceeds the reinsurance limit or

•

an insurance subsidiary pays a number of smaller catastrophic loss claims that, individually, fall below the subsidiary’s retention level.

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

Many reinsurers experienced significant losses related to Hurricanes Katrina, Rita and Wilma during 2005. Many reinsurers have increased rates not only for business in states impacted by these storms, but have also increased rates for business in other areas of the country, including the markets in which we write.

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

We are subject to the application of U.S. GAAP and other accounting standards, which are periodically revised and/or expanded. As such, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future changes required to be adopted could change the current accounting treatment that we apply and such changes could result in material adverse impacts on our results of operations and financial condition.

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

Although other agencies cover the property and casualty industry, we believe our ability to write business is most influenced by our rating from A. M. Best. According to A. M. Best, its ratings are designed to assess an insurer’s financial strength and ability to meet ongoing policyholder obligations. Currently, our rating from A. M. Best is “A-”, the 4th of A. M. Best’s 16 ratings. A rating below “A-” from A. M. Best could materially adversely affect the business we write. We believe that our financial strength rating from Moody’s (which is A3, the 7th of Moody’s 21 ratings), although important, has less of an impact on our business. An unfavorable change in our Moody’s financial strength rating, however, could make it more expensive for us to access capital markets. We cannot be sure that we will maintain our current A. M. Best or Moody’s ratings. Although Standard & Poor’s rates our debt securities at BBB-/Stable (the 10th of Standard & Poor’s 23 ratings), Standard & Poor’s does not currently rate our financial strength and ability to meet ongoing obligations.

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

Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Our insurance subsidiaries paid dividends to us of $15.0 million in 2005, and $26.6 million in 2004. No dividends were paid in 2006. Applying the current regulatory restrictions as of December 31, 2006, $117.5 million would be available for distribution to us without prior approval during 2007. We anticipate no objections to the payment of the dividends described in the preceding sentence.

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

If our technology initiatives are not successful, or the benefits are not realized, our business could be adversely affected.

Our businesses are increasingly dependent on technology. Our inability to anticipate or manage problems with technology, or fully realize the expected benefits from investments in technology, could adversely affect our ability to write business, and could adversely impact our financial results.

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

Applicable insurance laws and certain provisions in our certificate of incorporation make it difficult to effect a change of control of our Company, and the Mutual Company has significant influence over potential change of control transactions, which could affect our share value.

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

In addition, many state insurance laws require prior notification to the state insurance department of a change of control of a non-domiciliary insurance company licensed to transact an insurance business in that state. Although these pre-notification statutes do not authorize the state insurance departments to disapprove the change of control, they authorize regulatory action – including a possible revocation of our authority to do business – in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change of control of us may require prior notification in the states that have pre-acquisition notification laws.

As of December 31, 2006, the Mutual Company owned approximately 54% of our outstanding common stock. The Mutual Company’s stock ownership and ability, by reason of such ownership, to elect our board of directors, provides it with significant influence over potential change of control transactions.

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

Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates are as follows:

	December 31, 2006
	Principal Cash Flows	Weighted-Average Interest Rate
	(dollars in thousands)
Fixed maturities and short-term investments:
2007	$308,724	5.24%
2008	203,435	5.13%
2009	215,533	4.65%
2010	197,445	4.80%
2011	252,237	5.45%
Thereafter	986,801	5.26%
Total	$2,164,175
Fair value	$2,176,945
Debt
2012	$18,500	5.80%
2013	100,000	5.75%
Total	$118,500
Fair value	$115,894

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

The combined total of realized and unrealized equity investment gains was $8.6 million, $1.2 million and $11.8 million in 2006, 2005 and 2004, respectively. During these three years, the largest total equity investment gain and (loss) in a quarter was $8.3 million (4th quarter 2004) and $(5.8) million (2nd quarter 2006), respectively.

Item 8.

Financial Statements and Supplementary Data.

HARLEYSVILLE GROUP

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $377,348 and $430,877)	$378,049	$426,579
Available for sale, at fair value (amortized cost $1,600,940 and $1,235,841)	1,606,333	1,247,017
Equity securities, at fair value (cost $62,932 and $139,371)	71,446	179,980
Short-term investments, at cost, which approximates fair value	72,237	64,319
Fixed maturity securities on loan:
Held to maturity, at amortized cost (fair value $4,487 and $7,010)	4,408	7,070
Available for sale, at fair value (amortized cost $116,711 and $138,718)	116,541	139,423
Total investments	2,249,014	2,064,388
Cash	227	466
Receivables:
Premiums	147,445	141,882
Reinsurance (affiliate $0 and $216)	167,199	249,020
Accrued investment income	25,823	24,016
Total receivables	340,467	414,918
Deferred policy acquisition costs	102,317	104,173
Prepaid reinsurance premiums	37,242	34,256
Property and equipment, net	16,690	18,038
Deferred income taxes	60,643	63,357
Securities lending collateral	124,755	150,938
Due from affiliate	5,716	1,022
Other assets	53,913	53,710
Total assets	$2,990,984	$2,905,266
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $178,327 and $187,293)	$1,493,645	$1,480,802
Unearned premiums (affiliate $33,850 and $41,618)	443,738	440,755
Accounts payable and accrued expenses	98,184	99,888
Securities lending obligation	124,755	150,938
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Total liabilities	2,278,822	2,290,883
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 2006, 33,060,600 and 2005, 32,008,142 shares; outstanding 2006, 31,662,691 and 2005, 30,610,233 shares	33,061	32,008
Additional paid-in capital	197,607	169,881
Accumulated other comprehensive income	14	20,288
Retained earnings	505,967	417,705
Deferred compensation		(1,012)
Treasury stock, at cost, 1,397,909 shares	(24,487)	(24,487)
Total shareholders’ equity	712,162	614,383
Total liabilities and shareholders’ equity	$2,990,984	$2,905,266

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Premiums earned from affiliate (ceded to affiliate, $742,752, $749,085 and $740,416)	$838,821	$841,567	$837,665
Investment income, net of investment expense	102,609	90,572	87,171
Realized investment gains	40,605	233	12,667
Other income (affiliate $6,420, $6,697 and $6,782)	17,136	15,968	15,889
Total revenues	999,171	948,340	953,392
Expenses:
Losses and loss settlement expenses (ceded to affiliate, $482,783, $490,339 and $532,203)	539,823	567,396	605,660
Amortization of deferred policy acquisition costs	212,872	210,665	205,605
Other underwriting expenses	78,208	79,367	73,429
Interest expense (affiliate $1,016, $699 and $395)	6,943	6,648	6,344
Other expenses	4,957	5,343	6,717
Total expenses	842,803	869,419	897,755
Income before income taxes and cumulative effect of accounting change	156,368	78,921	55,637
Income taxes	46,241	17,490	8,759
Income before cumulative effect of accounting change	110,127	61,431	46,878
Cumulative effect of accounting change, net of income taxes	942
Net income	$111,069	$61,431	$46,878
Per common share:
Basic income before cumulative effect of accounting change	$3.55	$2.02	$1.56
Basic cumulative effect of accounting change	.03
Basic net income	$3.58	$2.02	$1.56
Diluted income before cumulative effect of accounting change	$3.49	$2.01	$1.55
Diluted cumulative effect of accounting change	.03
Diluted net income	$3.52	$2.01	$1.55
Cash dividend	$.73	$.69	$.68

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2006, 2005 and 2004

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Deferred Compensation	Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2003	31,298,532	$31,299	$156,997	$60,450	$350,844	$(2,356)	$(24,487)	$572,747
Net income					46,878			46,878
Other comprehensive loss, net of tax:
Unrealized investment losses, net of reclassifi-cation adjustment				(12,106)				(12,106)
Minimum pension liability adjustment				(6,293)				(6,293)
Other comprehensive loss								(18,399)
Comprehensive income								28,479
Issuance of common stock:
Incentive plans	262,310	262	3,990					4,252
Dividend Reinvestment Plan	28,632	28	546					574
Tax benefit from stock options exercised			156					156
Cash dividends paid					(20,440)			(20,440)
Deferred compensation						2,156		2,156
Balance at December 31, 2004	31,589,474	31,589	161,689	42,051	377,282	(200)	(24,487)	587,924
Net income					61,431			61,431
Other comprehensive loss, net of tax:
Unrealized investment losses, net of reclassifi- cation adjustment				(20,896)				(20,896)
Minimum pension liability adjustment				(867)				(867)
Other comprehensive loss								(21,763)
Comprehensive income								39,668
Issuance of common stock:
Incentive plans	392,417	393	7,067					7,460
Dividend Reinvestment Plan	26,251	26	561					587
Tax benefit from stock options exercised			564					564
Cash dividends paid					(21,008)			(21,008)
Deferred compensation						(812)		(812)
Balance at December 31, 2005	32,008,142	$32,008	$169,881	$20,288	$417,705	$(1,012)	$(24,487)	$614,383

(Continued)

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2006, 2005 and 2004

(dollars in thousands)

(Continued)

	Common Stock			Additional Paid-in Capital		Accumulated Other Comprehensive Income		Retained Earnings	Deferred Compensation		Treasury Stock	Total
	Shares	Amount

Net income		$		$		$		$111,069	$		$	$111,069
Other comprehensive loss, net of tax:
Unrealized investment losses, net of reclassifi-cation adjustment							(25,189)					(25,189)
Minimum pension liability adjustment							4,915					4,915
Other comprehensive loss												(20,274)
Comprehensive income												90,795
Issuance of common stock:
Incentive plans	1,033,472		1,034		20,359							21,393
Dividend Reinvestment Plan	18,986		19		592							611
Tax benefit from stock compensation					3,258							3,258
Stock compensation					4,529							4,529
Reclassification of deferred compensation					(1,012)					1,012
Cash dividends paid								(22,807)				(22,807)
Balance at December 31, 2006	33,060,600		$33,061		$197,607		$14	$505,967	$		$(24,487)	$712,162

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$111,069	$61,431	$46,878
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	(942)
Change in receivables, unearned premiums and prepaid reinsurance	74,448	(59,395)	(27,407)
Change in affiliate balance	(4,694)	(13,520)	(3,686)
Increase in unpaid losses and loss settlement expenses	12,843	163,067	97,758
Deferred income taxes	13,123	1,499	(210)
(Increase) decrease in deferred policy acquisition costs	1,856	(3,418)	(1,722)
Amortization and depreciation	4,291	5,097	5,234
Realized investment gains	(40,605)	(233)	(12,667)
Change in other assets and other liabilities	(11,289)	9,706	10,016
Other, net	5,965	859	1,492
Net cash provided by operating activities	166,065	165,093	115,686
Cash flows from investing activities:
Held to maturity investments:
Purchases			(117,127)
Maturities	58,219	58,638	54,733
Available for sale investments:
Purchases	(575,900)	(416,763)	(135,752)
Maturities	170,954	122,097	138,556
Sales	186,254	35,990	30,600
Net (purchases) sales or maturities of short-term investments	(7,918)	49,503	(82,411)
Sale (purchase) of property and equipment, net	(375)	743	(1,253)
Net cash used by investing activities	(168,766)	(149,792)	(112,654)
Cash flows from financing activities:
Issuance of common stock	22,011	6,970	4,826
Repayment of debt		(1,125)	(520)
Dividends paid (to affiliate, $12,412, $11,732 and $11,562)	(22,807)	(21,008)	(20,440)
Excess tax benefits from share-based payment arrangements	3,258
Net cash provided (used) by financing activities	2,462	(15,163)	(16,134)
Increase (decrease) in cash	(239)	138	(13,102)
Cash at beginning of year	466	328	13,430
Cash at end of year	$227	$466	$328

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

Harleysville Group is approximately 54% owned by Harleysville Mutual Insurance Company (Mutual).

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

Share-Based Payments

Harleysville Group has several share-based compensation plans. Harleysville Group had accounted for the plans under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense was recognized prior to 2006 for fixed stock option grants and an employee stock purchase plan. Effective January 1, 2006, Harleysville Group adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)), which replaces SFAS No. 123 and supercedes APB Opinion No. 25, using the modified prospective application provisions. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.

Implementing SFAS No. 123(R) did not have a material effect on income before cumulative effect of accounting change and basic or diluted earnings per share before cumulative effect of accounting change in the year ended December 31, 2006. A cumulative effect of change in accounting benefit of $942,000, net of tax of $507,000, was recorded in the first quarter of 2006 related to the accounting for the Long Term Incentive Plan (LTIP). The LTIP has a cash component and a stock component which awards shares based on the total shareholder return of the Company's stock relative to the total shareholder return of a group of insurance company stocks. Under APB Opinion No. 25, this plan had been accounted for using the intrinsic method. Under SFAS No. 123(R), the cash component is accounted for under the liability method and the stock component is accounted for as an equity instrument. SFAS No. 123(R) eliminated the presentation of the contra-equity account on the face of the Consolidated Balance Sheets, "Deferred Compensation." As a result, $1,012,000 was reclassified from "Deferred Compensation" to "Additional Paid-In Capital" as of January 1, 2006.

The following table illustrates the effect on net income and earnings per share as if the provisions of SFAS No. 123 (as amended by SFAS No. 148), “Accounting for Stock-Based Compensation,” had been applied to in 2005 and 2004.

	2005	2004
	(in thousands, except per share data)
Net income, as reported	$61,431	$46,878
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	799	429
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,934)	(2,898)
Pro forma net income	$59,296	$44,409
Basic earnings per share:
As reported	$2.02	$1.56
Pro forma	$1.95	$1.48
Diluted earnings per share:
As reported	$2.01	$1.55
Pro forma	$1.94	$1.47

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated primarily on the straight-line basis over the estimated useful lives of the assets (up to 40 years for buildings and three to 15 years for equipment).

Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Earnings Per Share

Basic earnings per share is computed by dividing earnings by the weighted-average number of common shares outstanding during the year. Diluted earnings per share includes the dilutive effect of the stock incentive plans described in Note 10.

New Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." This accounting standard permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year beginning after September 15, 2006. The impact of adopting this statement on Harleysville Group's results of operations and financial condition is not material.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal years beginning after December 15, 2006. The impact of adopting this Interpretation on Harleysville Group's results of operations and financial condition is not expected to be material.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year's financial statements of correcting all misstatements, including the carryover and reversing effects of prior years' misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. Adoption of SAB No. 108 will have no impact on Harleysville Group.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The impact of adopting this statement is currently being evaluated.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This statement requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. An employer with publicly traded equity securities is required to initially recognize the funded status of defined benefit post-retirement plans and provide required disclosures as of the end of the fiscal year ending after December 15, 2006. Adoption of SFAS No. 158 had no impact on accumulated other comprehensive income as of December 31, 2006, as the projected benefit obligation was equal to the accumulated benefit obligation due to the freeze of the plan in 2006, and a minimum liability equal to the difference between the fair value of plan assets and the accumulated benefit obligation had been recognized in accumulated other comprehensive income as of that date.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The impact of adopting this statement is currently being evaluated.

2 - Transactions with Affiliates

(a) Underwriting

The insurance subsidiaries participate in a reinsurance pooling agreement with Mutual whereby such subsidiaries cede to Mutual all of their insurance business and assume from Mutual an amount equal to their participation in the pooling agreement. All losses and loss settlement expenses and other underwriting expenses are prorated among the parties on the basis of participation in the pooling agreement. The agreement pertains to all insurance business written or earned on or after January 1, 1986. Harleysville Group’s participation was 72% for 2006, 2005, and 2004.

Because this agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset, and the amount of credit risk with Mutual was not material at December 31, 2006 and 2005. Mutual has an A. M. Best rating of “A-” (Excellent).

The following amounts represent reinsurance transactions between Harleysville Group and Mutual under the pooling arrangement:

	2006	2005	2004
	(in thousands)
Ceded:
Premiums written	$750,516	$743,170	$739,658
Premiums earned	$742,752	$740,273	$731,819
Losses incurred	$482,599	$490,517	$531,539
Assumed:
Premiums written	$838,817	$847,856	$848,300
Premiums earned	$838,821	$850,379	$846,262
Losses incurred	$539,213	$566,770	$606,583
Net assumed from Mutual:
Unearned premiums	$33,850	$41,618	$47,038
Unpaid losses and loss settlement expenses	$178,327	$187,293	$187,172

Harleysville Group had a reinsurance agreement with Mutual whereby Mutual reinsured accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement was terminated on December 31, 2005. The agreement excluded catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplemented the existing external catastrophe reinsurance program. Under this agreement, Harleysville Group ceded to Mutual no premiums earned for 2006, and premiums earned of $8,812,000 and $8,597,000, for 2005 and 2004, respectively. Losses incurred ceded to Mutual under the agreement were $184,000, $(178,000) and $664,000 for 2006, 2005 and 2004, respectively.

(b) Property

Harleysville Ltd. leases the home office to Mutual, which shares the facility with Harleysville Group. Rental income under the lease was $4,051,000, $3,961,000 and $3,697,000 for 2006, 2005, and 2004, respectively, and is included in other income after elimination of intercompany amounts of $2,479,000, $2,424,000 and $2,262,000 in 2006, 2005 and 2004, respectively.

(c) Management Agreements

Harleysville Group Inc. received $6,420,000, $6,697,000 and $6,782,000 of management fee income in 2006, 2005 and 2004, respectively, under agreements whereby Harleysville Group Inc. provides management services to Mutual and other affiliates. Such amounts are included in other income.

(d) Intercompany Balances

Intercompany balances are created primarily from the pooling arrangement (settled quarterly), allocation of common expenses, collection of premium balances and payment of claims (settled monthly). No interest is charged or received on intercompany balances due to the timely settlement terms and nature of the items. Interest expense on the loan from Mutual described in Note 7 was $1,016,000, $699,000 and $395,000 in 2006, 2005 and 2004, respectively.

Harleysville Group has off-balance-sheet credit risk related to approximately $77,000,000 and $73,000,000 of premium balances due to Mutual from agents and insureds at December 31, 2006 and 2005, respectively.

3 - Investments

The amortized cost and estimated fair value of investments, including amounts on loan under the securities lending agreement, in fixed maturity and equity securities are as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,881		$(45)	$3,836
Obligations of states and political subdivisions	218,188	$2,090	(1,449)	218,829
Corporate securities	160,388	1,696	(2,914)	159,170
Total held to maturity	382,457	3,786	(4,408)	381,835
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	268,424	1,846	(2,713)	267,557
Obligations of states and political subdivisions	496,484	6,400	(2,785)	500,099
Corporate securities	578,276	7,122	(4,687)	580,711
Mortgage-backed securities	374,467	2,892	(2,852)	374,507
Total available for sale	1,717,651	18,260	(13,037)	1,722,874
Total fixed maturities	$2,100,108	$22,046	$(17,445)	$2,104,709
Total equity securities	$62,932	$8,550	$(36)	$71,446

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,989	$25	$(51)	$3,963
Obligations of states and political subdivisions	255,998	4,589	(1,320)	259,267
Corporate securities	173,662	3,400	(2,405)	174,657
Total held to maturity	433,649	8,014	(3,776)	437,887
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	190,562	2,126	(2,324)	190,364
Obligations of states and political subdivisions	571,628	10,471	(2,170)	579,929
Corporate securities	383,092	8,285	(4,453)	386,924
Mortgage-backed securities	229,277	1,847	(1,901)	229,223
Total available for sale	1,374,559	22,729	(10,848)	1,386,440
Total fixed maturities	$1,808,208	$30,743	$(14,624)	$1,824,327
Total equity securities	$139,371	$42,287	$(1,678)	$179,980

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity:
Due in one year or less	$73,295	$73,766
Due after one year through five years	178,973	178,143
Due after five years through ten years	126,827	126,575
Due after ten years	3,362	3,351
	382,457	381,835
Available for sale:
Due in one year or less	148,248	148,417
Due after one year through five years	652,081	654,526
Due after five years through ten years	480,486	481,778
Due after ten years	62,369	63,646
	1,343,184	1,348,367
Mortgage-backed securities	374,467	374,507
	1,717,651	1,722,874
Total fixed maturities	$2,100,108	$2,104,709

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2006 and 2005 amounted to $36,942,000 and $34,883,000, respectively.

The estimated fair value and unrealized loss for temporarily impaired securities is as follows:

	December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,270	$74	$144,974	$2,683	$182,244	$2,757
Obligations of states and political subdivisions	53,962	380	143,437	3,855	197,399	4,235
Corporate securities	133,135	1,608	209,562	5,993	342,697	7,601
Mortgage-backed securities	71,476	426	105,413	2,426	176,889	2,852
Total fixed maturities	295,843	2,488	603,386	14,957	899,229	17,445
Total equity securities	1,564	18	22	18	1,586	36
Total temporarily impaired securities	$297,407	$2,506	$603,408	$14,975	$900,815	$17,481

	December 31, 2005
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$116,339	$1,178	$40,071	$1,197	$156,410	$2,375
Obligations of states and political subdivisions	116,230	1,144	71,701	2,346	187,931	3,490
Corporate securities	167,003	3,613	97,787	3,245	264,790	6,858
Mortgage-backed securities	116,546	1,777	3,959	124	120,505	1,901
Total fixed maturities	516,118	7,712	213,518	6,912	729,636	14,624
Total equity securities	27,253	1,663	223	15	27,476	1,678
Total temporarily impaired securities	$543,371	$9,375	$213,741	$6,927	$757,112	$16,302

Of the total fixed maturity securities with an unrealized loss at December 31, 2006, securities with a fair value of $729.2 million and an unrealized loss of $13.0 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $170.0 million and an unrealized loss of $4.4 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to the impact of higher market interest rates rather than a decline in credit quality. There are $603.4 million in fixed maturity securities, at fair value, that at December 31, 2006, had been below amortized cost for over 12 months. The $15.0 million of unrealized losses on such securities primarily relates to securities which carry an investment grade debt rating and have declined in fair value roughly in line with market interest rate changes. Harleysville Group currently has the ability and intent to hold these securities until recovery.

There are 2 positions that comprise the unrealized loss in equity investments at December 31, 2006. They have not been below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in the future.

A summary of net investment income is as follows:

	2006	2005	2004
	(in thousands)
Interest on fixed maturities	$95,101	$86,463	$84,367
Dividends on equity securities	2,585	3,018	3,129
Interest on short-term investments	6,110	2,780	1,105
Total investment income	103,796	92,261	88,601
Investment expense	1,187	1,689	1,430
Net investment income	$102,609	$90,572	$87,171

Realized gross gains (losses) from investments and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

	2006	2005	2004
	(in thousands)
Fixed maturity securities:
Held to maturity:
Gross gains	$28		$91
Gross losses			(50)
Available for sale:
Gross gains		$123	162
Gross losses	(128)	(247)
Equity securities:
Gross gains	43,058	4,558	14,761
Gross losses	(2,353)	(4,201)	(2,297)
Net realized investment gains	$40,605	$233	$12,667
Change in difference between fair value and cost of investments(1):
Fixed maturity securities	$(11,518)	$(46,843)	$(27,771)
Equity securities	(32,095)	855	(647)
Total	$(43,613)	$(45,988)	$(28,418)

———————

(1)

Parentheses indicate a net unrealized decline in fair value.

Income taxes on realized investment gains were $14,212,000, $81,000 and $4,433,000 for 2006, 2005 and 2004, respectively.

Deferred income tax liabilities applicable to net unrealized investment gains included in shareholders’ equity were $4,808,000 and $18,371,000 at December 31, 2006 and 2005, respectively.

At December 31, 2006, Harleysville Group held cash collateral of $124,755,000 related to securities on loan with a market value of $121,028,000. Harleysville Group’s policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan. Acceptable collateral includes cash and money market instruments, government securities, “A” rated corporate obligations, “AAA” rated asset-backed securities or GICs and Funding Agreements from issuers rated “A” or better.

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

	2006	2005	2004
	(in thousands)
Premiums written:
Direct	$904,970	$907,880	$902,238
Assumed	21,222	25,885	27,522
Ceded	(87,375)	(94,721)	(90,057)
Net premiums written	$838,817	$839,044	$839,703
Premiums earned:
Direct	$900,029	$907,670	$891,094
Assumed	23,181	27,036	34,852
Ceded	(84,389)	(93,139)	(88,281)
Net premiums earned	$838,821	$841,567	$837,665

Losses and loss settlement expenses are net of reinsurance recoveries of $40,633,000, $141,449,000 and $84,960,000 for 2006, 2005 and 2004, respectively. Reinsurance recoveries for 2005 include approximately $129,000,000 in recoveries from the National Flood Insurance Program, primarily relating to Hurricane Katrina.

5 - Property and Equipment

Property and equipment consisted of land and buildings with a cost of $29,679,000 and $29,220,000, and equipment, including software, with a cost of $11,579,000 and $12,542,000 at December 31, 2006 and 2005, respectively. Accumulated depreciation related to such assets was $24,568,000 and $23,724,000 at December 31, 2006 and 2005, respectively.

Rental expense under leases with non-affiliates amounted to $3,033,000, $2,753,000 and $3,073,000 for 2006, 2005 and 2004, respectively. Operating lease commitments were not material at December 31, 2006.

6 - Liability for Unpaid Losses and Loss Settlement Expenses

Activity in the liability for unpaid losses and loss settlement expenses is summarized as follows:

	2006	2005	2004
	(in thousands)
Liability at January 1	$1,480,802	$1,317,735	$1,219,977
Less reinsurance recoverables	243,712	186,126	157,317
Net liability at January 1	1,237,090	1,131,609	1,062,660
Incurred related to:
Current year	557,908	584,929	593,198
Prior years	(18,085)	(17,533)	12,462
Total incurred	539,823	567,396	605,660
Paid related to:
Current year	165,409	183,645	186,629
Prior years	281,655	278,270	350,082
Total paid	447,064	461,915	536,711
Net liability at December 31	1,329,849	1,237,090	1,131,609
Plus reinsurance recoverables	163,796	243,712	186,126
Liability at December 31	$1,493,645	$1,480,802	$1,317,735

In 2006, Harleysville Group recognized net favorable development of $18,085,000 in the provision for insured events of prior years, primarily due to lower-than-expected claims severity in casualty lines in accident years 2002 through 2005, partially offset by adverse development in prior accident years. The favorable development consisted of $8,096,000 in commercial lines and $9,989,000 in personal lines.

A reduction in commercial automobile severity in accident years 2002 through 2004 was observed during 2006 and led to the recognition of favorable development for those accident years in 2006. An increase in commercial automobile severity in accident year 2005 and in accident years prior to 2002 was observed during 2006 and led to the recognition of adverse development for those accident years in 2006. In total, $5,136,000 in favorable development was recognized in the commercial automobile line during 2006.

A reduction in workers compensation severity in accident years 2002 through 2005 was observed during 2006 and led to the recognition of favorable development for those accident years in 2006. An increase in workers compensation medical severity in accident years 1997 through 2001 was observed during 2006 and led to the recognition of adverse development for those accident years in 2006. In total, $341,000 in adverse development was recognized in the workers compensation line during 2006.

A reduction in commercial multi-peril severity in accident years 2002 through 2005 was observed during 2006 and led to the recognition of favorable development for those accident years in 2006. An increase in commercial multi-peril severity in the liability portion of the line in accident years prior to 2002 was observed during 2006 and led to the recognition of adverse development for those accident years in 2006. In total, $3,110,000 in favorable development was recognized in the commercial multi-peril line during 2006.

A reduction in personal automobile severity for accident years 2002 through 2005 observed during 2006 and led to the recognition of favorable development for those accident years in 2006. An increase in personal automobile severity for 1997 and prior accident years was observed during 2006 and led to the recognition of adverse development for those accident years in 2006. In total, $4,968,000 of favorable development was recognized in the personal automobile line during 2006.

A reduction in homeowners severity was broadly observed during 2006 and led to the recognition of favorable development of $5,505,000 in this line in 2006.

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

A reduction in commercial automobile severity in accident years 2004 and 2003 was observed during 2005 and led to the recognition of favorable development for those accident years in 2005. An increase in commercial automobile severity in accident years prior to 2003 was observed during 2005 and led to the recognition of adverse development for those accident years in 2005. In total, $3,027,000 in favorable development was recognized in the commercial automobile line during 2005.

A reduction in workers compensation severity in accident years 2004 and 2003 was observed during 2005 and led to the recognition of favorable development for those accident years in 2005. An increase in workers compensation severity in accident years prior to 2003 was observed during 2005 and led to the recognition of adverse development for those accident years in 2005. In total, $573,000 in adverse development was recognized in the workers compensation line during 2005.

A reduction in commercial multi-peril severity in accident years 2004 and 2003 was observed during 2005 and led to the recognition of favorable development for those accident years in 2005. An increase in commercial multi-peril severity in accident years prior to 2003 was observed during 2005 and led to the recognition of adverse development for those accident years in 2005. In total, $3,717,000 in favorable development was recognized in the commercial multi-peril line during 2005.

A reduction in both personal automobile and homeowners severity was broadly observed during 2005 and led to the recognition of favorable development for those lines of business in 2005. In total, $9,595,000 in favorable development was recognized in the personal automobile line and $4,782,000 in favorable development was recognized in the homeowners line during 2005.

Harleysville Group recognized adverse development in the provision for insured events of prior years of $12,462,000 in 2004, primarily due to greater-than-expected claims severity in commercial lines. The adverse (favorable) development consisted of $16,368,000 in commercial lines in 2004, and $(3,906,000) in personal lines in 2004.

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

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. Harleysville Group's reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past.

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

7 - Borrowings

Debt

Debt is as follows:

	December 31,
	2006	2005
	(in thousands)
Notes, 5.75%, due 2013	$100,000	$100,000
Demand term-loan payable to Mutual, LIBOR plus 0.45%, due 2012	18,500	18,500
Total debt	$118,500	$118,500

The fair value of the notes was $97,394,000 and $97,515,000 at December 31, 2006 and 2005, respectively, based on quoted market prices for the same or similar debt. The carrying value of the remaining debt approximates fair value.

Interest paid was $6,760,000, $6,462,000 and $6,174,000 in 2006, 2005 and 2004 respectively.

Credit Facility

On August 18, 2006, Harleysville Group Inc. entered into a credit agreement with HSBC Bank USA, National Association, as Administrative Agent and participating lenders relating to a five year $100 million revolving credit facility. At Harleysville Group Inc.'s election, interest will be calculated at the LIBOR Rate plus a Margin (currently 0.750% based on the credit rating of the Company's debt) or the Alternate Base Rate (the greater of the Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1%). In addition, there is a fee of 0.150% per annum on the loan commitment amount, regardless of usage. The agreement requires compliance with certain covenants, which include minimum net worth and leverage and fixed charge coverage ratios. There have been no borrowings under the credit facility. The Company is in compliance with all applicable covenants.

8 - Shareholders’ Equity

Comprehensive income consisted of the following:

	2006	2005	2004
	(in thousands)
Net income	$111,069	$61,431	$46,878
Other comprehensive loss:
Unrealized investment holding gains (losses) arising during period, net of taxes (benefits) of $639, $(11,170) and $(2,099)	1,186	(20,744)	(3,899)
Less:
Reclassification adjustment for gains included in net income, net of taxes of $(14,202) $(81) and $(4,419)	(26,375)	(152)	(8,207)
Net unrealized investment losses	(25,189)	(20,896)	(12,106)
Minimum pension liability adjustment, net of (taxes) benefits of $(2,646), $467 and $3,388	4,915	(867)	(6,293)
Other comprehensive loss	(20,274)	(21,763)	(18,399)
Comprehensive income	$90,795	$39,668	$28,479

A source of cash for the payment of dividends is dividends from subsidiaries. Harleysville Group Inc.’s insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to risk-based capital requirements and to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2006, $117,505,000 would be available for distribution to Harleysville Group Inc. during 2007 without prior approval.

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

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2006 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company’s nine insurance subsidiaries at December 31, 2006 ranged from 580% to 704%.

The following table contains selected information for Harleysville Group Inc.’s property and casualty insurance subsidiaries, as determined in accordance with prescribed statutory accounting practices:

	2006	2005	2004
	(in thousands)
Statutory capital and surplus	$686,149	$566,802	$509,301
Statutory unassigned surplus	$551,880	$432,533	$375,032
Statutory net income	$131,263	$62,330	$45,776

9 - Income Taxes

The components of income tax expense (benefit) are as follows:

	2006	2005	2004
	(in thousands)
Current	$33,118	$15,991	$8,969
Deferred	13,123	1,499	(210)
	$46,241	$17,490	$8,759

Cash paid (refunded) for federal income taxes in 2006, 2005 and 2004 was $32,750,000, $14,100,000 and $(11,659,000), respectively.

The actual income tax rate differed from the statutory federal income tax rate applicable to income before income taxes as follows:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(5.5)	(12.8)	(19.3)
Other, net	0.1
	29.6%	22.2%	15.7%

The tax effects of the significant temporary differences that give rise to deferred tax liabilities and assets are as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax liabilities:
Deferred policy acquisition costs	$35,811	$36,461
Unrealized investment gains	4,808	18,371
Other	9,667	9,650
Total deferred tax liabilities	50,286	64,482
Deferred tax assets:
Unearned premiums	28,455	28,455
Losses incurred	55,873	54,802
Pension plan	5,477	8,153
AMT credit carryforward	10,103	26,009
Other	11,021	10,420
Total deferred tax assets	110,929	127,839
Net deferred tax asset	$60,643	$63,357

A valuation allowance is required to be established for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the benefit of the deferred tax asset will be realized through the generation of future income. Therefore, no such valuation allowance has been established.

10 - Incentive Plans

Under SFAS No. 123(R), the compensation expense for the various share-based compensation plans that has been charged against income before income taxes and cumulative effect of accounting change was $4,529,000 for 2006, with a corresponding income tax benefit of $1,467,000. In accordance with APB Opinion No. 25, the compensation expense that was charged against income before tax was $1,229,000 and $659,000 for 2005 and 2004, respectively, with a corresponding income tax benefit of $430,000 and $231,000, respectively.

Fixed Stock Option Plans

Harleysville Group has an Equity Incentive Plan (EIP) for key employees. Awards may be made in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or any combination of the above. The EIP was amended in 1997 and 2006 and limited future awards to an aggregate of 1,000,000 shares, plus the remaining shares under the 1997 plan, of Harleysville Group Inc.’s common stock. Such shares may be authorized and unissued shares or treasury shares. The plan provides that stock options may become exercisable from six months to 10 years from the date of grant with an exercise price not less than fair market value on the date of grant. Options granted prior to 2006 normally vest 50% at the end of one year and 50% at the end of two years from the date of grant. Options granted in 2006 normally vest 33 1/3% at the end of one year, 33 1/3% at the end of two years and 33 1/3% at the end of three years from the date of grant. SARs have not been material. Restricted stock awards have vesting periods of three to five years and vest 100% at the end of the period.

In determining the expense to be recorded for stock options, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions utilized in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model. The expected term of an option award is based on historical experience of similar awards. The dividend yield is determined by dividing the per share- dividend by the grant date stock price. The expected volatility is based on the volatility of the Company's stock price over a historical period comparable to the expected term. The weighted average assumptions used in applying the Black-Scholes valuation model are shown below:

	For the year ended December 31,
	2006	2005	2004
Risk-free interest rate	4.96%	4.05%	3.36%
Expected term	6 years	6 years	6 years
Dividend yield	2.38%	3.18%	3.53%
Expected volatility	34.67%	36.14%	38.67%

A summary of share option activity under the plan is as follows:

	Number Of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2003	2,258,346	$22.44
Granted—2004	541,454	19.31
Exercised—2004	(135,382)	15.15
Forfeited—2004	(128,986)	23.96
Outstanding at December 31, 2004	2,535,432	22.09
Granted—2005	545,638	21.45
Exercised—2005	(253,790)	17.05
Forfeited—2005	(358,783)	23.21
Outstanding at December 31, 2005	2,468,497	22.30
Granted—2006	311,840	29.38
Exercised—2006	(900,154)	21.92
Forfeited—2006	(49,529)	24.34
Outstanding at December 31, 2006	1,830,654	$23.65	6.5	$20,451
Exercisable at:
December 31, 2006	1,330,141	$22.69	4.1	$16,130

The per share weighted-average fair value of options granted during 2006, 2005 and 2004 was $9.70, $6.36 and $5.64, respectively. The total intrinsic value of options exercised was $9,375,000, $1,594,000 and $854,000 for 2006, 2005 and 2004, respectively.

The expense to be recorded over the vesting period for restricted stock awards is determined utilizing the number of awards granted and the grant date fair market value.

A summary of restricted stock activity under the plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards at January 1, 2006	56,637	$22.60
Granted 2006	93,437	28.98
Vested 2006	(2,619)	23.47
Forfeited 2006	(8,827)	25.92
Restricted stock awards at December 31, 2006	138,628	$26.67

The total fair market value of shares which vested during 2006 was $92,000.

For share options and restricted stock awards granted under the plan, the Company recognized compensation expense of $3,109,000 in 2006. The Company recognized compensation expense for restricted stock of $61,000 and $57,000 in 2005 and 2004, respectively. As of December 31, 2006 the Company's total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options and restricted stock awards) granted under the plan was $4,086,000. The cost is expected to be recognized over a weighted average period of 2.8 years.

Other Stock Purchase and Incentive Plans

Harleysville Group Inc. is authorized to issue up to 1,650,000 shares of common stock under the terms of the 1995 Employee Stock Purchase Plan as amended in 2003. Such shares may be authorized and unissued shares or treasury shares. Virtually all employees are eligible to participate in the plan, under which a participant may elect to have up to 15% of base pay withheld to purchase shares. The purchase price of the stock is 85% of the lower of the beginning-of-the-subscription-period or end-of-the-subscription-period fair market value. Subscription periods run from January 15 through July 14, or July 15 through January 14 in each year.

In determining the expense to be recorded for the employee stock purchase plan, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Purchase Plan
	For the year ended December 31,
	2006	2005	2004
Risk-free interest rate	4.84%	3.03%	1.29%
Expected term	6 months	6 months	6 months
Dividend yield	2.39%	3.05%	3.41%
Expected volatility	23.33%	30.59%	30.93%

The weighted-average fair value of options granted under the employee stock purchase plan was $6.11, $4.90 and $4.30 for 2006, 2005 and 2004, respectively. The total intrinsic value of options exercised under the plan was $581,000, $471,000 and $348,000 for 2006, 2005 and 2004, respectively. Compensation expense of $336,000 related to grants under the plan was recognized in 2006. As of December 31, 2006, there was $14,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of one month.

The 1996 Directors’ Stock Purchase Plan provided for the issuance of up to 200,000 shares of Harleysville Group Inc. common stock to outside directors of Harleysville Group Inc. and Mutual. The purchase price of the stock was 85% of the lower of the beginning-of-the-subscription-period or end-of-the-subscription-period fair market value. In 2005 and 2004 respectively, there were 3,887 and 4,475 shares issued under the plan for which $23,000 and $12,000 of expense was recognized. This plan was discontinued and the last subscription period ended January 14, 2005.

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

The expense to be recorded for the deferred stock units is determined utilizing the number of awards granted and the grant date fair market value. The expense is recognized at the date of grant as the awards are fully vested. In 2006 and 2005, respectively, there were 10,050 and 13,500 units issued under the plan for which $254,000 and $232,000 of expense was recognized.

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

	Plan Years
	2004-2006	2005-2007
Risk-free interest rate	2.16%	3.63%
Expected volatility	42.6%	37.2%
Target number of shares to be issued	58,481	68,608

The weighted-average grant date fair value of the 2004-2006 plan and 2005-2007 plan stock awards was $19.65 and $19.64 per share, respectively. Compensation expense of $823,000, $832,000 and $500,000 was recognized related to the stock component of the LTIP for 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $434,000 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the LTIP. This cost is expected to be recognized over a period of one year. No shares were issued under the plan in 2006, 2005 and 2004.

The LTIP also has a cash component. This component had been accounted for under the intrinsic method of APB Opinion No. 25. Effective January 1, 2006, it is now being accounted for under the liability method of SFAS No. 123(R). Compensation expense of $616,000, $250,000 and $208,000 was recognized related to the cash component of the LTIP for 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $167,000 of unrecognized compensation cost related to the cash component. This cost is expected to be recognized over a period of one year.

Cash received from option exercises under all share-based payment arrangements for 2006, 2005 and 2004 was $20,050,000, $5,101,000 and $3,684,202, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements was $3,281,000, $557,828 and $299,000, respectively, for 2006, 2005 and 2004.

Harleysville Group has incentive bonus plans. The plans were amended in 2006 to include virtually all employees. Cash bonuses are earned on a formula basis depending upon the performance of Harleysville Group and Mutual in relation to certain targets. Harleysville Group’s expense for such plans was $6,901,000, $3,836,000 and $1,495,000 for 2006, 2005 and 2004, respectively.

11 - Pension and Other Benefit Plans

Harleysville Group Inc. has a pension plan that covers substantially all full-time employees. Retirement benefits are a function of both the years of service and level of compensation. Harleysville Group Inc.’s funding policy is to contribute annually an amount equal to at least the minimum required contribution in accordance with minimum funding standards established by ERISA. Contributions are intended to provide for benefits attributed to service through March 31, 2006. Harleysville Group Inc. uses a December 31, measurement date for the pension plan. The plan was frozen at the then current benefit levels as of March 31, 2006, at which time the accrual of future benefits for eligible employees ceased. The curtailment loss for the qualified plan has been reflected in the year-end status of the plan as of December 31, 2005 and in the net periodic pension cost for 2005. The curtailment benefit for the supplemental executive retirement plan of $146,000 was recognized in the first quarter of 2006.

The following table sets forth the year-end status of the plan including Mutual:

	2006	2005
	(in thousands)
Change in benefit obligation
Benefit obligation at January 1	$185,553	$211,595
Service cost	2,365	8,910
Interest cost	10,565	11,897
Amendments	58	298
Net actuarial gain	(3,238)	(2,634)
Benefits paid	(6,463)	(5,969)
Curtailment	(437)	(38,544)
Benefit obligation at December 31	$188,403	$185,553
Accumulated benefit obligation at December 31	$188,403	$184,752
Change in plan assets
Fair value of plan assets at January 1	$146,951	$137,442
Actual return on plan assets	18,156	3,346
Contributions	3,000	12,000
Benefits paid	(6,333)	(5,837)
Fair value of plan assets at December 31	$161,774	$146,951
Funded status	$(26,629)	$(38,602)
Unrecognized net actuarial loss	20,730	32,397
Unrecognized prior service cost		78
Unrecognized transition obligation		53
Accrued pension cost:
Entire plan	$(5,899)	$(6,074)
Harleysville Group portion	$(4,665)	$(4,784)
Amounts recognized in the statement of financial position consist of:
Accrued pension cost	$(18,381)	$(26,061)
Accumulated other comprehensive income	13,716	21,277
Net amount recognized	$(4,665)	$(4,784)

Accumulated other comprehensive income consists of:
Net actuarial loss	$13,716	$21,277

The accumulated benefit obligation for the entire plan was $184,752,000 at December 31, 2005. This differs from the projected benefit obligation of $185,553,000 because the changes to the supplemental executive retirement plan were not recognized until the first quarter of 2006.

The net periodic pension cost for the plan including Mutual consists of the following components:

	2006	2005	2004
	(dollars in thousands)
Components of net periodic pension cost:
Service cost	$2,365	$8,910	$7,999
Interest cost	10,565	11,897	11,182
Expected return on plan assets	(11,698)	(11,617)	(12,241)
Recognized net actuarial loss	1,927	4,459	2,234
Amortization of prior service cost	5	207	208
Net transition amortization	13	53	53
Curtailment (gain) loss	(222)	802
Net periodic pension cost:
Entire plan	$2,955	$14,711	$9,435
Harleysville Group portion	$1,945	$9,735	$6,240
Additional information:
Change in minimum liability included in other comprehensive income—Harleysville Group portion	$(7,561)	$1,334	$9,681
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.95%	5.70%	5.75%
Rate of compensation increase - pension plan	N/A	N/A	4.50%
Rate of compensation increase - supplemental executive retirement plan	N/A	4.50%	4.50%
Weighted-average assumptions used to determine net cost for years ended December 31:
Discount rate	5.70%	5.75%	6.25%
Expected return on plan assets	8.25%	8.25%	9.00%
Rate of compensation increase - pension plan	N/A	4.50%	4.50%
Rate of compensation increase - supplemental executive retirement plan through March 31, 2006	4.50%	4.50%	4.50%

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost in 2007 are as follows: net actuarial loss $1,127,000.

The discount rate assumption used to determine the benefit obligation was based on high quality bond yields that relate to the estimated timing of benefit payouts of the plan.

Harleysville Group’s pension plan asset allocations at December 31, 2006 and 2005 are as follows:

	2006	2005
Asset Category:
Cash and cash equivalents	4%	3%
Equity securities	74%	74%
Debt securities	22%	23%
Total	100%	100%

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

Cash Flows

The expected 2007 contribution to the pension plan is $3,210,000 of which $2,119,000 is Harleysville Group’s expected portion.

The following benefit payments, which reflect service through March 31, 2006, are expected to be paid:

	December 31,
	Total Plan	Harleysville Group’s Portion
2007	$6,806,000	$4,492,000
2008	7,224,000	4,768,000
2009	7,701,000	5,083,000
2010	7,976,000	5,264,000
2011	8,396,000	5,541,000
2012-2016	50,957,000	33,632,000

Harleysville Group has profit-sharing plans covering qualified employees. Harleysville Group’s expense under the plans was $3,956,000, $2,565,000 and $1,839,000 for 2006, 2005 and 2004, respectively. The plan was amended, effective April 1, 2006, to require a Company core contribution, equal to 5% of salary, to be automatically contributed to all eligible employees' accounts on a biweekly basis regardless of the employees' salary deferral amounts into the plan. Harleysville Group's expense for the Company core contribution was $2,866,000 in 2006.

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

Financial data by segment is as follows:

	2006	2005	2004
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$693,229	$687,135	$664,405
Personal lines	145,592	154,432	173,260
Total premiums earned	838,821	841,567	837,665
Net investment income	102,609	90,572	87,171
Realized investment gains	40,605	233	12,667
Other	17,136	15,968	15,889
Total revenues	$999,171	$948,340	$953,392
Income before income taxes and cumulative effect of accounting change:
Underwriting gain (loss):
Commercial lines	$(2,972)	$(31,066)	$(49,062)
Personal lines	14,611	13,196	(977)
SAP underwriting gain (loss)	11,639	(17,870)	(50,039)
GAAP adjustments	(3,721)	2,009	3,010
GAAP underwriting gain (loss)	7,918	(15,861)	(47,029)
Net investment income	102,609	90,572	87,171
Realized investment gains	40,605	233	12,667
Other	5,236	3,977	2,828
Income before income taxes and cumulative effect of accounting change	$156,368	$78,921	$55,637

13 - Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	2006	2005	2004
	(dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Income before cumulative effect of accounting change	$110,127	$61,431	$46,878
Denominator for basic earnings per share – weighted-average shares outstanding	31,011,310	30,375,109	30,028,723
Effect of stock incentive plans	514,344	210,804	125,530
Denominator for diluted earnings per share	31,525,654	30,585,913	30,154,253
Basic earnings per share
Income before cumulative effect of accounting change	$3.55	$2.02	$1.56
Diluted earnings per share
Income before cumulative effect of accounting change	$3.49	$2.01	$1.55

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	2005	2004
	(in thousands)
Number of options	1,179	1,379

14 - Quarterly Results of Operations (Unaudited)

	2006
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total
Revenues	$239,537	$276,538	$241,123	$241,973	$999,171
Losses and expenses	211,309	211,151	210,646	209,697	842,803
Income before cumulative effect of accounting change	20,708	44,730	21,792	22,897	110,127
Net income	21,650	44,730	21,792	22,897	111,069
Earnings per common share:
Basic
Income before cumulative effect of accounting change	$.68	$1.45	$.70	$.73	$3.55
Net income	$.71	$1.45	$.70	$.73	$3.58
Diluted
Income before cumulative effect of accounting change	$.67	$1.43	$.69	$.71	$3.49
Net income	$.70	$1.43	$.69	$.71	$3.52
	2005
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total
Revenues	$232,724	$236,669	$239,201	$239,746	$948,340
Losses and expenses	218,268	218,246	217,788	215,117	869,419
Net income	11,982	14,527	16,441	18,481	61,431
Earnings per common share:
Basic	$.40	$.48	$.54	$.61	$2.02
Diluted	$.39	$.48	$.54	$.60	$2.01

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harleysville Group Inc.:

We have audited the accompanying consolidated balance sheets of Harleysville Group Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harleysville Group Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Harleysville Group Inc. and Subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Harleysville Group Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, PA

March 9, 2007

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

The management of Harleysville Group Inc. and its Subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the control criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that Harleysville Group’s internal control over financial reporting is effective as of December 31, 2006.

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

March 9, 2007

(c) Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harleysville Group Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Harleysville Group Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Harleysville Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Harleysville Group Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Harleysville Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harleysville Group Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Philadelphia, PA

March 9, 2007

(d) Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 25, 2007, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.

Executive Compensation.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 25, 2007, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 25, 2007, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.

Certain Relationships and Related Transactions and Director Independence.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 25, 2007, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.

Principal Accounting Fees and Services.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 25, 2007, which shall be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.

Exhibits and Financial Statement Schedules.

(a)

(1)

The following consolidated financial statements are filed as a part of this report:

Consolidated Financial Statements

Page

Consolidated Balance Sheets as of

December 31, 2006 and 2005

42

Consolidated Statements of Income for

Each of the Years in the Three-year

Period Ended December 31, 2006

43

Consolidated Statements of Shareholders’

Equity for Each of the Years in the Three-

year Period Ended December 31, 2006

44

Consolidated Statements of Cash Flows

for Each of the Years in the Three-year

Period Ended December 31, 2006

46

Notes to Consolidated Financial Statements

47

Report of Independent Registered Public Accounting Firm

68

(2)

The following consolidated financial statement schedules for the years 2006, 2005 and 2004 are submitted herewith:

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

(b)

Exhibits

 Exhibit

    No.

  Description of Exhibits

(3)(A)

Amended and restated Certificate of Incorporation of Registrant - incorporated herein by reference to Exhibit (4)(A) to the Registrant’s Form S-8 Registration Statement No. 333-03127 filed May 3, 1996.

(3)(B)

Amended and Restated By-laws of Registrant - incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed May 3, 2005.

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

(10)(D)*

Pension Plan of Harleysville Group Inc. and Associated Employers Amended and Restated as of March 31, 2006 .

(10)(E)*

Harleysville Mutual Insurance Company/ Harleysville Group Inc. Senior Management Incentive Compensation Plan As Amended and Restated November 17, 1999 - incorporated herein by reference to Exhibit 10(E) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(F)*

Equity Incentive Plan of Registrant, Amended and Restated as of April 26, 2006 - incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed September 9, 2006.

(10)(G)

Tax Allocation Agreement dated December 24, 1986 among Harleysville Insurance Company of New Jersey, Huron Insurance Company, Worcester Insurance Company, McAlear Associates, Inc. and the Registrant - incorporated herein by reference to Exhibit 10(Q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986.

(10)(H)

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

(10)(I)

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

 Exhibit

    No.

  Description of Exhibits

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

 Exhibit

    No.

  Description of Exhibits

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

(10)(Z)(1)*

List of Executive Officers who have executed a Change of Control Agreement with the Company substantially similar to the form described in Exhibit (10)(Z).

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

(10)(AF)*

Non-Qualified Excess Contribution and Match Program - Amended and Restated as of January 1, 2006 - incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed January 26, 2006.

(10)(AG)

Agency Stock Purchase Plan - incorporated herein by reference to Exhibit 4(A) to the Registrant’s Form S-3 Registration Statement No. 33-90810 filed December 6, 2005.

(10)(AH)*

Harleysville Group Inc. Directors’ Deferred Stock Unit Plan - incorporated herein by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed September 9, 2006.

 Exhibit

    No.

  Description of Exhibits

(10)(AI)*

Agreement and Release, dated October 24, 2006, between the Registrant and Catherine B. Strauss.

(10)(AJ)*

Non-Employee Director Compensation

(10)(AK)*

Form of Non-Qualified Stock Option Award Agreement - incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed January 5, 2006.

(10)(AL)*

Form of Restricted Stock Award Agreement - incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed January 5, 2006.

(10)(AM)*

Form of Restricted Stock Award Agreement for Reporting Persons - incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed January 5, 2006.

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

(32.1)

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)

Form 11-K Annual Report for the Harleysville Group Inc. Employee Stock Purchase Plan for the year ended December 31, 2006.

———————

*

A management contract, compensatory plan or arrangement required to be separately identified by reason of the provision of Item 14(a)(3).

HARLEYSVILLE GROUP

SCHEDULE I - SUMMARY OF INVESTMENTS -

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2006

(in thousands)

Type of Investment	Cost	Value	Amount at Which Shown in the Balance Sheet
Fixed maturities:
United States government and government agencies and authorities	$272,305	$271,393	$271,438

States, municipalities and political subdivisions	714,672	718,928	718,287
Mortgage-backed securities	374,467	374,507	374,507
All other corporate bonds	738,664	739,881	741,099
Total fixed maturities	2,100,108	2,104,709	2,105,331
Equity securities:
Common stocks:
Banks, trust and insurance companies	39	22	22
Industrial, miscellaneous and all other	62,893	71,424	71,424
Total equities	62,932	71,446	71,446
Short-term investments	72,237		72,237
Total investments	$2,235,277		$2,249,014

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Short-term investments	$21,964	$20,089
Fixed maturities:
Available for sale, at fair value (cost $15 and $15)	15	15
Investments in common stock of subsidiaries (equity method)	800,311	706,510
Accrued investment income	99	63
Due from affiliate	5,879	7,376
Other assets	13,712	13,102
Total assets	$841,980	$747,155
LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$118,500	$118,500
Accounts payable and accrued expenses	10,926	11,007
Federal income tax payable	392	3,265
Total liabilities	129,818	132,772
Shareholders’ equity:
Preferred stock, $1 par value; authorized 1,000,000 shares, none issued
Common stock, $1 par value; authorized 80,000,000 shares; issued 2006, 33,060,600 and 2005, 32,008,142 shares; outstanding 2006, 31,662,691 and 2005, 30,610,233 shares	33,061	32,008
Additional paid-in capital	197,607	169,881
Accumulated other comprehensive income	14	20,288
Retained earnings	505,967	417,705
Deferred compensation		(1,012)
Treasury stock, at cost, 1,397,909 shares	(24,487)	(24,487)
Total shareholders’ equity	712,162	614,383
Total liabilities and shareholders’ equity	$841,980	$747,155

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Revenues	$7,579	$7,289	$7,046
Expenses:
Interest	6,943	6,626	6,322
Expenses other than interest	3,206	2,252	1,994
	(2,570)	(1,589)	(1,270)
Income tax benefit	(1,375)	(762)	(436)
Loss before equity in income of subsidiaries and cumulative effect of accounting change	(1,195)	(827)	(834)
Equity in income of subsidiaries	111,399	62,258	47,712
Cumulative effect of accounting change, net of income taxes	865
Net income	$111,069	$61,431	$46,878

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$111,069	$61,431	$46,878
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Cumulative effect of accounting change, net of tax	(865)
Equity in undistributed earnings of subsidiaries	(111,399)	(62,258)	(47,712)
Increase in accrued investment income	(36)	(44)	(5)
Increase (decrease) in accrued income taxes	(2,887)	3,000	19,938
Other, net	3,427	(6,218)	(16,056)
Net cash provided (used) by operating activities	(691)	(4,089)	3,043
Cash flows from investing activities:
Purchases of fixed maturity investments		(15)
Maturities of fixed maturity investments		50
Net sales (purchases) of short-term investments	(1,875)	3,062	(14,097)
Net cash provided (used) by investing activities	(1,875)	3,097	(14,097)
Cash flows from financing activities:
Issuance of common stock	22,011	6,970	4,826
Dividends from subsidiaries	36	15,030	26,668
Dividends paid	(22,807)	(21,008)	(20,440)
Excess tax benefits from share-based payment arrangements	3,326
Net cash provided by financing activities	2,566	992	11,054
Change in cash	—	—	—
Cash at beginning of year
Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Deferred Policy Acquisition Costs	Liability For Unpaid Losses and Loss Settlement Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Losses And Loss Settlement Expenses	Amortization Of Deferred Policy Acquisition Costs	Other Underwriting Expense	Premiums Written

Year ended
December 31, 2006
Commercial lines		$1,210,307	$331,391	$693,229		$453,941			$695,888
Personal lines		119,542	75,105	145,592		85,088			142,929
GAAP adjustments(1)		163,796	37,242			794
Total	$102,317	$1,493,645	$443,738	$838,821		$539,823	$212,872	$78,208	$838,817
Net investment income					$102,609

Year ended
December 31, 2005
Commercial lines		$1,105,647	$328,731	$687,135		$474,625			$692,356
Personal lines		131,443	77,768	154,432		92,323			146,688
GAAP adjustments(1)		243,712	34,256			448
Total	$104,173	$1,480,802	$440,755	$841,567		$567,396	$210,665	$79,367	$839,044
Net investment income					$90,572

Year ended
December 31, 2004
Commercial lines		$989,820	$323,510	$664,405		$483,568			$678,418
Personal lines		141,789	85,512	173,260		122,353			161,285
GAAP adjustments(1)		186,126	32,675			(261)
Total	$100,755	$1,317,735	$441,697	$837,665		$605,660	$205,605	$73,429	$839,703
Net investment income					$87,171

———————

(1)

GAAP adjustments are not determined separately for commercial and personal lines.

See Note 12 of the Notes to Consolidated Financial Statements.

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE IV - REINSURANCE

Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Gross Amount	Ceded to		Assumed From		Net Amount	Percentage of Amount Assumed to Net
		Outside Companies	Affiliated Companies(1)	Outside Companies	Affiliated Companies(1)
Property and casualty premiums for year ended December 31,
2006	$803,960	$84,389	$742,752	$23,181	$838,821	$838,821	102.8%

2005	$797,564	$93,139	$740,273	$27,036	$850,379	$841,567	104.3%

2004	$776,651	$88,281	$731,819	$34,852	$846,262	$837,665	105.2%

———————

(1)

These columns include the effect of the intercompany pooling.

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING

PROPERTY AND CASUALTY SUBSIDIARIES

Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Liability For Unpaid Losses and Loss Settlement Expenses	Discount, If Any, Deducted From Reserves(1)	Losses and Loss Settlement Expense (Benefits) Incurred Related To		Paid Losses And Loss Settlement Expenses
			Current Year	Prior Years

Year ended:

December 31, 2006	$1,493,645	$7,423	$557,908	$(18,085)	$447,064

December 31, 2005	$1,480,802	$9,563	$584,929	$(17,533)	$461,915

December 31, 2004	$1,317,735	$9,529	$593,198	$12,462	$536,711

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

Harleysville Group Inc.

Date: March 9, 2007	By:	/s/ MICHAEL L. BROWNE
Michael L. Browne President, Chief Executive Officer and a Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. Browne	President, Chief Executive Officer and a Director (principal executive officer)	March 9, 2007
Michael L. Browne

/s/ ARTHUR E. CHANDLER	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 9, 2007
Arthur E. Chandler

/s/ WILLIAM W. SCRANTON	Chairman of the Board and a Director	March 9, 2007
William W. Scranton
/s/ LOWELL R. BECK	Director	March 9, 2007
Lowell R. Beck
/s/ W. THACHER BROWN	Director	March 9, 2007
W. Thacher Brown
/s/ G. LAWRENCE BUHL	Director	March 9, 2007
G. Lawrence Buhl
/s/ MIRIAN M. GRADDICK-WEIR	Director	March 9, 2007
Mirian M. Graddick-Weir
/s/ FRANK E. REED	Director	March 9, 2007
Frank E. Reed
/s/ JERRY S. ROSENBLOOM	Director	March 9, 2007
Jerry S. Rosenbloom

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

(10)(D)	Pension Plan of Harleysville Group Inc. and Associated Employers Amended and Restated as of March 31, 2006.

(10)(Z)(1)	List of Executive Officers who have executed a Change of Control Agreement with the Company substantially similar to the form described in Exhibit (10)(Z).

(10)(AI)	Agreement and Release, dated October 24, 2006, between the Registrant and Catherine B. Strauss.

(10)(AJ)	Non-Employee Director Compensation

(21)	Subsidiaries of Registrant.

(23)	Report and Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Form 11-K Annual Report for the Harleysville Group Inc. Employee Stock Purchase Plan for the year ended December 31, 2006.