Form 10-Q
period 2007-03-31
HARLEYSVILLE GROUP INC
filed 2007-05-04
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

——————
FORM 10-Q
——————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
Commission File Number 0-14697

HARLEYSVILLE GROUP INC.
(Exact name of registrant as specified in its charter)
Delaware	51-0241172
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

355 Maple Avenue, Harleysville, PA19438-2297
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

At  May  1, 2007 31,934,171 shares of common stock of Harleysville Group were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
INDEX
		PageNumber
Part I	Financial Information
	Consolidated Balance Sheets - March 31, 2007 and December 31, 2006	3
	Consolidated Statements of Income - For the three months ended March 31, 2007 and 2006	4
	Consolidated Statement of Shareholders' Equity - For the three months ended March 31, 2007	5
	Consolidated Statements of Cash Flows - For the three months ended March 31, 2007 and 2006	6
	Notes to Consolidated Financial Statements	7
	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
	Quantitative and Qualitative Disclosure About Market Risk	22
	Controls and Procedures	23
Part II	Other Information	24

Item 1.  Financial Statements
HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $352,275 and $377,348)	$352,278	$378,049
Available for sale, at fair value (cost $1,644,151 and $1,600,940)	1,654,708	1,606,333
Equity securities, at fair value (cost $63,928 and $62,932)	72,212	71,446
Short-term investments, at cost, which approximates fair value	105,593	72,237
Fixed maturity securities on loan:
Held to maturity, at amortized cost (fair value $4,740 and $4,487)	4,579	4,408
Available for sale, at fair value (amortized cost $115,669 and $116,711)	115,763	116,541
Total investments	2,305,133	2,249,014
Cash	141	227
Receivables:
Premiums	142,971	147,445
Reinsurance	171,017	167,199
Accrued investment income	25,333	25,823
Total receivables	339,321	340,467
Deferred policy acquisition costs	102,436	102,317
Prepaid reinsurance premiums	35,537	37,242
Property and equipment, net	16,598	16,690
Deferred income taxes	56,348	60,643
Securities lending collateral	123,866	124,755
Due from affiliate		5,716
Other assets	47,540	53,913
Total assets	$3,026,920	$2,990,984
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $173,663 and $178,327)	$1,515,848	$1,493,645
Unearned premiums (affiliate $38,344 and $33,850)	443,684	443,738
Accounts payable and accrued expenses	73,938	98,184
Securities lending obligation	123,866	124,755
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Due to affiliate	14,903
Total liabilities	2,290,739	2,278,822
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 33,316,280 and 33,060,600 shares; outstanding 31,918,371 and 31,662,691 shares	33,316	33,061
Additional paid-in capital	200,975	197,607
Accumulated other comprehensive income	3,574	14
Retained earnings	522,803	505,967
Treasury stock, at cost, 1,397,909 shares	(24,487)	(24,487)
Total shareholders’ equity	736,181	712,162
Total liabilities and shareholders’ equity	$3,026,920	$2,990,984
See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the three months ended March 31, 2007 and 2006
(dollars in thousands, except per share data)

	2007	2006
Revenues:
Premiums earned from affiliate (ceded to affiliate, $185,241 and $182,869)	$205,378	$208,345
Investment income, net of investment expense	27,397	24,095
Realized investment gains	624	2,210
Other income (affiliate $1,652 and $1,700)	3,498	4,887
Total revenues	236,897	239,537
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $118,917 and $120,222)	131,151	135,989
Amortization of deferred policy acquisition costs	51,896	52,604
Other underwriting expenses	18,281	19,991
Interest expense (affiliate $264 and $228)	1,765	1,710
Other expenses	1,273	1,015
Total expenses	204,366	211,309
Income before income taxes and cumulative effect of accounting change	32,531	28,228
Income taxes	9,629	7,520
Income before cumulative effect of accounting change	22,902	20,708
Cumulative effect of accounting change, net of income taxes		942
Net income	$22,902	$21,650
Per common share:
Basic income before cumulative effect of accounting change	$.72	$.68
Basic cumulative effect of accounting change		.03
Basic net income	$.72	$.71

Diluted income before cumulative effect of accounting change	$.71	$.67
Diluted cumulative effect of accounting change		.03
Diluted net income	$.71	$.70

Cash dividend	$.19	$.175

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the three months ended March 31, 2007
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2006	33,060,600	$33,061	$197,607	$14	$505,967	$(24,487)	$712,162
Net income					22,902		22,902
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				3,379			3,379
Defined benefit pension plans:
Recognized net actuarial loss				181			181
Other comprehensive income							3,560
Comprehensive income							26,462
Issuance of common stock:
Incentive plans	250,492	250	934				1,184
Dividend reinvestment plan	5,188	5	162				167
Tax benefit from stock compensation			1,262				1,262
Stock compensation			1,010				1,010
Cash dividend paid					(6,066)		(6,066)
Balance at March 31, 2007	33,316,280	$33,316	$200,975	$3,574	$522,803	$(24,487)	$736,181

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the three months ended March 31, 2007 and 2006
(in thousands)

	2007	2006

Cash flows from operating activities:
Net income	$22,902	$21,650
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax		(942)
Change in receivables, unearned premiums and prepaid reinsurance balances	2,797	66,440
Change in affiliate balance	20,619	8,289
Increase (decrease) in unpaid losses and loss settlement expenses	22,203	(31,640)
Deferred income taxes	2,378	749
(Increase) decrease in deferred policy acquisition costs	(119)	334
Amortization and depreciation	993	1,103
Gain on sale of investments	(624)	(2,210)
Other, net	(11,767)	(10,655)
Net cash provided by operating activities	59,382	53,118
Cash flows from investing activities:
Fixed maturity investments:
Purchases	(98,141)	(126,840)
Sales or maturities	75,975	86,809
Equity securities:
Purchases	(7,534)	(34,814)
Sales	7,280	33,024
Net purchases of short-term investments	(33,356)	(9,928)
Purchase of property and equipment	(241)	(84)
Net cash used by investing activities	(56,017)	(51,833)
Cash flows from financing activities:
Issuance of common stock	1,353	3,165
Dividends paid (to affiliate, $3,230 and $2,975)	(6,066)	(5,382)
Excess tax benefits from share-based payment arrangements	1,262	790
Net cash used by financing activities	(3,451)	(1,427)
Decrease in cash	(86)	(142)
Cash at beginning of period	227	466
Cash at end of period	$141	$324

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
                These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2006 included in the Company's 2006 Annual Report filed with the Securities and Exchange Commission on Form 10-K.
                The affiliate transaction disclosures on the face of the financial statements are in regards to transactions with Harleysville Mutual Insurance Company (Mutual).  Mutual owns approximately 53% of the outstanding common stock of Harleysville Group Inc.  As used herein, "Harleysville Group" refers to Harleysville Group Inc. and its subsidiaries.

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

                Harleysville Group Inc. has the following share-based compensation plans:
-     The Equity Incentive Plan (EIP) provides for awards to key employees in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or any combination of the above.
-     The Employee Stock Purchase Plan provides that a participant may elect to have up to 15% of base pay withheld to purchase shares.  The purchase price of the stock is 85% of the lower of the beginning-of-the-subscription period or end-of-the-subscription-period fair market value.  There are two subscription periods during each year.
-     The Directors' Equity Compensation Plan provides for the grant of equity-based awards to non-employee directors of Harleysville Group Inc. and Mutual.  These awards can be in the form of stock options, deferred stock units or restricted stock.
-     The Long Term Incentive Plan (LTIP) provides for share and cash awards to key employees based on the total shareholder return of the Company's stock relative to the total shareholder return of a group of insurance company stocks for the three year period January 1, 2005 through December 31, 2007.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
                Under SFAS No. 123(R), the compensation expense for the various share-based compensation plans that has been charged against income before income taxes and cumulative effect of accounting change was $1,010,000 and $957,000 for the three months ended March 31, 2007 and 2006, respectively, with a corresponding income tax benefit of $330,000 and $303,000, respectively.
                During the first quarter of 2007, 275,520 stock options were granted at a Black Scholes value of $11.03 per option.  These options vest 33 1/3% per year over a three year period.  Restricted stock grants of 94,679 shares and restricted stock units grants of 17,440 units were also made during the first quarter of 2007.  The weighted average fair value of the restricted stock grants was $34.72 per share.  The weighted average fair value of the grant of the restricted stock units was $34.76 per unit.  These awards vest over a period of three to five years.  During the first quarter of 2006, 21,907 shares of restricted stock were granted at a weighted average fair value of $27.27 per share and a vesting period of four years.  There were no grants of stock options or restricted stock units during the first quarter of 2006.
                As of March 31, 2007, the Company's total unrecognized compensation cost related to nonvested share-based compensation arrangements and the weighted average period over which the compensation cost is expected to be recognized is as follows:
		Weighted Average
	Unrecognized Compensation Cost	Period of Recognition
	(in thousands)	(in years)

Equity incentive plan awards	$8,820	3.2
Employee stock purchase plan	$85	0.3
Long term incentive plan	$325	0.8

3 - Earnings Per Share
                The computation of basic and diluted earnings per share is as follows:
	For the three months ended March 31,
	2007	2006
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Income before cumulative effect of accounting change	$22,902	$20,708
Denominator for basic earnings per share--weighted average shares outstanding	31,630,213	30,641,110
Effect of stock incentive plans	486,092	424,675
Denominator for diluted earnings per share	32,116,305	31,065,785
Basic earnings per share:
Income before cumulative effect of accounting change	$.72	$.68
Diluted earnings per share:
Income before cumulative effect of accounting change	$.71	$.67

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
                The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:
For the three months ended March 31, 2007
(in thousands)
Number of options	276

4 – Reinsurance
                Premiums earned are net of amounts ceded of $21,618,000 and $19,740,000 for the three months ended March 31, 2007 and 2006, respectively.  Losses and loss settlement expenses are net of amounts ceded of $9,884,000 and $7,348,000 for the three months ended March 31, 2007 and 2006, respectively.  Such amounts ceded do not include the reinsurance transactions with Mutual under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers.
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
5 - Cash Flows
                There were no cash tax payments in the first quarter of 2007.  There were cash tax payments of $100,000 in the first quarter of 2006.    Cash interest payments of $3,139,000 and $3,100,000 were made in the first quarter of 2007 and 2006, respectively.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6 - Segment Information
                The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).
                Financial data by segment is as follows:
	For the three months ended March 31,
	2007	2006
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$170,213	$172,087
Personal lines	35,165	36,258
Total premiums earned	205,378	208,345
Net investment income	27,397	24,095
Realized investment gains	624	2,210
Other	3,498	4,887
Total revenues	$236,897	$239,537
Income before income taxes and cumulative effect of accounting change:
Underwriting income (loss):
Commercial lines	$2,092	$(3,600)
Personal lines	1,574	5,119
SAP underwriting gain	3,666	1,519
GAAP adjustments	384	(1,758)
GAAP underwriting gain (loss)	4,050	(239)
Net investment income	27,397	24,095
Realized investment gains	624	2,210
Other	460	2,162
Income before income taxes and cumulative effect of accounting change	$32,531	$28,228

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7 - Comprehensive Income
                Comprehensive income for the three months ended March 31, 2007 and 2006 consisted of the following:
	For the three months ended March 31,
	2007	2006
	(in thousands)
Net income	$22,902	$21,650
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized investment holding gains (losses) arising during period, net of taxes (benefits) of $2,079 and $(3,987)	3,861	(7,404)
Less:
Reclassification adjustment for gains included in net income, net of taxes of $260 and $774	(482)	(1,437)
Net unrealized investment gains (losses)	3,379	(8,841)
Defined benefit pension plans:
Recognized net actuarial loss, net of taxes of $97	181
Other comprehensive income (loss)	3,560	(8,841)
Comprehensive income	$26,462	$12,809

8 - Pension
                Harleysville Group Inc. has a pension plan that covers substantially all full-time employees.  The plan was frozen at the then current benefit levels as of March 31, 2006, at which time the accrual of future benefits for eligible employees ceased.  A curtailment benefit for the supplemental executive retirement plan of $146,000 was recognized in the first quarter of 2006.  The Company adopted SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" as of December 31, 2006.  As a result, the Company's share of the net actuarial loss included in net periodic pension cost for the three months ended March 31, 2007 has been included as an adjustment to other comprehensive income.  The net periodic pension cost for the plan including Mutual consists of the following components:
	For the three months ended March 31,
	2007		2006
	(in thousands)
Components of net periodic pension cost:
Service cost	$		$2,372
Interest cost		2,755	2,600
Expected return on plan assets		(2,973)	(2,906)
Recognized net actuarial loss		428	409
Amortization of prior service cost			5
Net transition amortization			13
Curtailment gain			(222)
Net periodic pension cost:
Entire plan		$210	$2,271
Harleysville Group portion		$137	$1,494

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

                Harleysville Group's expected portion of the 2007 contribution to the pension plan is $2,119,000.  Contributions of $512,000 were made in the quarter ended March 31, 2007.
9 – Shareholders' Equity
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
                These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level.  Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action.  Based upon their 2006 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company's nine insurance subsidiaries at December 31, 2006 ranged from 580% to 704%.
10 – Income Taxes
                Effective January 1, 2007, Harleysville Group adopted FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109."  As of January 1, 2007, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties.  The Company's policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Federal tax years 2003 through 2006 were open for examination as of January 1, 2007 and March 31, 2007.
11 – New Accounting Standards
                In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements."  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The impact of adopting this statement is currently being evaluated.
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
Overview
                The Company's net income is primarily determined by three elements:
·         net premium income
·         investment income
·         amounts paid or reserved to settle insured claims
                A number of factors may affect the level of premium income, including:
·         limitations on rates arising from the competitive market place or regulation
·         limitation on available business arising from a need to maintain the quality of underwritten risks
·         the Company's ability to maintain its A- ("excellent") rating by A.M. Best
·         the ability of the Company to maintain a reputation for efficiency and fairness in claims administration
                A number of factors may affect the level of investment income, including:
·         general interest rate levels
·         specific adverse events affecting the issuers of debt obligations held by the Company
·         changes in the prices of equity securities generally and those held by the Company specifically
                Loss and loss settlement expenses are affected by a number of factors, including:
·         the quality of the risks underwritten by the Company
·         the nature and severity of catastrophe losses
·         the availability, cost and terms of reinsurance
·         underlying settlement costs, including medical and legal costs
                The Company seeks to manage each of the foregoing to the extent within its control.  Many of the foregoing factors are partially, or entirely, outside of the control of the Company.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)
Critical Accounting Policies and Estimates
                The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require Harleysville Group to make estimates and assumptions (see Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2006 included in the Company's 2006 Annual Report filed with the Securities and Exchange Commission on Form 10-K).  Harleysville Group believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation.  The judgments, or the methodology on which the judgments are made, are reviewed quarterly with the Audit Committee.
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
                The application of certain of these critical accounting policies to the periods ended March 31, 2007 and 2006 is discussed in greater detail below.
Results of Operations
                Premiums earned decreased $3.0 million during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  The decrease is primarily due to a decrease of $1.9 million in premiums earned for commercial lines and a decrease of $1.1 million in personal lines premiums earned.  The decrease in premiums earned for commercial lines was 1.1%, primarily due to competitive market conditions resulting in flat direct earned premium growth and a decrease in earned premiums assumed from involuntary pools.  The decline in premiums earned for personal lines was 3.0%, primarily due to a reduction in personal automobile business due to the continued implementation of more stringent underwriting processes, partially offset by an increase in homeowners business due to higher average premiums.
                Investment income increased $3.3 million for the three months ended March 31, 2007 primarily due to a higher level of invested assets and a greater percentage of invested assets in fixed maturity securities.
                Realized investment gains decreased $1.6 million for the three months ended March 31, 2007 compared to the same prior year quarter.  The decrease resulted from greater gains on the sale of equity securities in the first quarter of 2006.
                Harleysville Group holds securities with unrealized losses at March 31, 2007 as follows:
			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities: U.S. Treasury securities and obligations of U.S. government corporations and agencies	$165,517	$1,991	$36	$1,955
Obligations of states and political subdivisions	191,047	3,280	63	3,217
Corporate securities	352,002	5,966	968	4,998
Mortgage-backed securities	140,577	1,624	94	1,530
Total fixed maturities	$849,143	$12,861	$1,161	$11,700
Equity securities	$3,853	$41	$41	$0

                There are three positions that comprise the unrealized loss in equity investments at March 31, 2007.  They have not been significantly below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in the future.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)
                Of the total fixed maturity securities with an unrealized loss at March 31, 2007, securities with a fair value of $684.2 million and an unrealized loss of $9.5 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $164.9 million and an unrealized loss of $3.4 million are classified as held to maturity on the balance sheet and are carried at amortized cost.
                The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to the impact of higher market interest rates rather than a decline in credit quality.  There are $635.5 million in fixed maturity securities, at fair value, that at March 31, 2007, had been below amortized cost for over twelve months.  The $11.7 million of unrealized losses on such securities primarily relates to securities which carry an investment grade debt rating and have declined in fair value roughly in line with market interest rate changes.  Harleysville Group currently has the ability and intent to hold these securities until recovery.
                In the first quarter of 2007, Harleysville Group had income before income taxes and cumulative effect of accounting change of $32.5 million, compared to $28.2 million in the first quarter of 2006.  The increase in income before income taxes and cumulative effect of accounting change of $4.3 million for the three months ended March 31, 2007, as compared to the same period in 2006, was primarily due to improved underwriting results and higher investment income, partially offset by the decreased realized investment gains and decreased other income.  The improved underwriting results in 2007 primarily were due to lower loss severity, lower catastrophe losses and lower underwriting expenses.  Catastrophe losses were $2.1 million and $2.8 million for the three months ended March 31, 2007 and 2006, respectively.  The decrease in underwriting expenses, including amortization of deferred policy acquisition costs, was primarily due to a decrease in headcount resulting from on-going expense reduction initiatives.
                An insurance company’s statutory combined ratio is a standard measure of underwriting profitability.  This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium.  The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense.  A ratio of less than 100 percent generally indicates underwriting profitability.  Harleysville Group's statutory combined ratio decreased to 97.9% for the three months ended March 31, 2007 from 99.2% for the three months ended March 31, 2006.  Such decrease was due to better underwriting results in commercial lines, partially offset by worse underwriting results in personal lines.
                The statutory combined ratios by line of business for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, were as follows:
	For the three months ended March 31,
	2007	2006
Commercial:
Automobile	92.6%	101.1%
Workers compensation	112.6%	117.3%
Commercial multi-peril	100.2%	99.9%
Other commercial	84.3%	86.5%
Total commercial	97.9%	101.2%
Personal:
Automobile	104.5%	100.7%
Homeowners	92.6%	78.8%
Other personal	95.7%	68.1%
Total personal	98.5%	89.6%
Total personal and commercial	97.9%	99.2%

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)
                The commercial lines statutory combined ratio decreased to 97.9% for the three months ended March 31, 2007 from 101.2% for the three months ended March 31, 2006.  The decrease is primarily due to a decrease in the combined ratios for the commercial auto and workers compensation lines of business.  The decrease in the commercial auto combined ratio was primarily due to the recognition of $4.2 million of favorable development in the first quarter of 2007, while unfavorable development of $0.4 million was recognized in the first quarter of 2006.  The decrease in the workers compensation combined ratio was due to improved underwriting results in the current accident year.  The personal lines statutory combined ratio increased to 98.5% for the three months ended March 31, 2007 from 89.6% for the three months ended March 31, 2006.  The increase primarily was due to the higher combined ratios in the personal auto and homeowners lines of business due to a higher level of auto physical damage losses and property losses in the first quarter of 2007.
                The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	March 31, 2007	December 31, 2006
	(in thousands)
Commercial:
Automobile	$308,077	$308,961
Workers compensation	329,065	327,630
Commercial multi-peril	498,401	481,173
Other commercial	95,876	92,542
Total commercial	1,231,419	1,210,306
Personal:
Automobile	85,554	87,508
Homeowners	30,143	30,319
Other personal	2,197	1,716
Total personal	117,894	119,543
Total personal and commercial	1,349,313	1,329,849
Plus reinsurance recoverables	166,535	163,796
Total liability	$1,515,848	$1,493,645

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)
                The following table presents the increase (decrease) in the liability for unpaid losses and loss settlement expenses attributable to insured events of prior years for the three months ended March 31, 2007 by line of business:

	Total	Accident Years
		2006	2005	2004 and Prior Years
	(in thousands)
Commercial:
Automobile	$(4,187)	$(340)	$(798)	$(3,049)
Workers compensation	92	(1,004)	(459)	1,555
Commercial multi-peril	(886)	(1,359)	(1,323)	1,796
Other commercial	(273)	(315)	(200)	242
Total commercial	(5,254)	(3,018)	(2,780)	544
Personal:
Automobile	(1,597)	(295)	(352)	(950)
Homeowners	(1,532)	(509)	(332)	(691)
Other personal	267	238	22	7
Total personal	(2,862)	(566)	(662)	(1,634)
Total net development	$(8,116)	$(3,584)	$(3,442)	$(1,090)

                There was $8.1 million of net favorable development in the provision for insured events in prior years for the three months ended March 31, 2007 of which $5.2 million was in commercial lines and $2.9 million was in personal lines.  The favorable development primarily related to the 2003 through 2006 accident years as a result of lower than expected claim severity broadly experienced across all casualty lines, partially offset by adverse development in accident years prior to 2003.
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
                The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group's pooling share of the total pooled amounts:

	For the three months	For the year ended
	ended March 31, 2007	December 31, 2006
	(dollars in thousands)
Number of claims pending, beginning of period	5,481	6,020
Number of claims reported	1,945	8,601
Number of claims settled or dismissed	(1,955)	(9,140)
Number of claims pending, end of period	5,471	5,481
Losses paid	$15,623	$55,818
Loss settlement expenses paid	$3,222	$12,610

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
                The following table presents the liability for unpaid losses and loss settlement expenses by case and incurred but not reported (IBNR) reserves by line of business as of March 31, 2007:
	Case	IBNR	LAE Liability	IBNR (Incl. LAE)	Total Liability
	(in thousands)
Commercial:
Automobile	$105,543	$151,888	$50,646	$202,534	$308,077
Workers compensation	146,461	140,897	41,707	182,604	329,065
Commercial multi-peril	124,330	238,832	135,239	374,071	498,401
Other commercial	17,768	54,101	24,007	78,108	95,876
Total commercial	394,102	585,718	251,599	837,317	1,231,419
Personal:
Automobile	41,591	29,204	14,759	43,963	85,554
Homeowners	10,236	13,730	6,177	19,907	30,143
Other personal	996	900	301	1,201	2,197
Total personal	52,823	43,834	21,237	65,071	117,894
Total net liability	446,925	629,552	272,836	902,388	1,349,313
Reinsurance recoverables	130,140	35,774	621	36,395	166,535
Total gross liability	$577,065	$665,326	$273,457	$938,783	$1,515,848

                Reinsurance receivables were $171.0 million and $167.2 million at March 31, 2007 and December 31, 2006, respectively.  Of these amounts, $93.4 million and $93.9 million, respectively, or 55% and 56%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi governmental pools and reinsurance facilities where, Harleysville Group believes, there is virtually no credit risk.  The remainder of the reinsurance receivables are principally due from reinsurers rated A- or higher by A.M. Best.
                Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses.  Harleysville Group's reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims.  As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements.  There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair.  Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at March 31, 2007.

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
                Net catastrophe losses decreased $0.7 million for the three months ended March 31, 2007 due to less severe catastrophes in the 2007 period than in the comparable period in 2006.
                Effective January 1, 2007, the Company's subsidiaries and Mutual and its wholly owned subsidiaries increased the retention on the casualty excess of loss treaty from $2.0 million to $3.0 million.  Effective January 1, 2007, the treaty affords recovery to $37.0 million above the $3.0 million retention.  Harleysville Group's pooling share of such recovery would be $26.6 million above a retention of $2.2 million.  Additionally, effective January 1, 2007, the Company's subsidiaries and Mutual and its wholly owned subsidiaries retained a 25% co-participation of the first $4.0 million in excess of $1.0 million on their umbrella treaty.  The maximum recovery for an umbrella loss under the new treaty is $8.0 million.  Harleysville Group's pooling share of this recovery would be $5.8 million.
                Harleysville Group froze its defined benefit pension plan at the then current benefit levels as of March 31, 2006.  Harleysville Group's portion of pension expense for the plan was $0.1 million and $1.5 million for the three months ended March 31, 2007 and 2006, respectively.  Harleysville Group enhanced its 401(k) retirement savings plan to provide for a company contribution equal to 5% of salary for all eligible employees, effective April 1, 2006 and recognized expense of $1.1 million in 2007 due to this enhancement.
                Other income decreased $1.4 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to a decrease of $1.4 million in claim handling fees received in connection with the National Flood Insurance Program, related primarily to flood claims from Hurricane Katrina.
                The income tax expense for the three month periods ended March 31, 2007 and 2006 includes a tax benefit of $1.8 million and $2.4 million, respectively, related to tax-exempt investment income.
Liquidity and Capital Resources
                Operating activities provided $59.4 million and $53.1 million of net cash for the three months ended March 31, 2007 and 2006, respectively.  The change primarily is from an increase in net cash provided by investment income and the change in the affiliate balance.
                Investing activities used $56.0 million and $51.8 million of net cash for the three months ended March 31, 2007 and 2006, respectively.  The change is primarily due to higher net purchases of investments due to the increase in cash provided by operating activities.
                Financing activities used $3.5 million and $1.4 million of net cash for the three months ended March 31, 2007 and 2006, respectively.  The change is primarily due to a decrease in cash received from the issuance of common stock and an increase in dividends paid.
                Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee.  At March 31, 2007, Harleysville Group held cash collateral of $123.9 million related to securities on loan with a market value of $120.5 million. Harleysville Group’s policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

accrued interest over the life of the loan.  Acceptable collateral includes cash and money market instruments, government securities, A-rated corporate obligations, AAA-rated asset-backed securities or GIC’s and Funding Agreements from issuers rated A or better.  The securities on loan to others have been segregated from the other invested assets on the balance sheet.  In addition, the assets and liabilities have been grossed up to reflect the collateral held under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.
                Harleysville Group Inc. had $18.3 million of cash and marketable securities at March 31, 2007 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock.  The Company has no material commitments for capital expenditures as of March 31, 2007.
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
                The timing of future cash payments associated with unpaid losses and loss settlement expenses and contractual obligations pursuant to debt agreements is not expected to be materially different from that disclosed in the Company's Annual Report on Form 10-K for fiscal year 2006.
                RISK FACTORS
                The business, results of operations and financial condition, and therefore the value of Harleysville Group’s securities, are subject to a number of risks.  Some of those risks are set forth in the Company's annual report on Form 10-K for fiscal year 2006, filed with the Securities and Exchange Commission on March 9, 2007.  There has been no material change from risk factors as previously disclosed in the Company's annual report for fiscal year 2006.

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
                Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2006 to March 31, 2007.  In addition, the Company has maintained approximately the same investment mix during this period.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
                Item 4.
Controls and Procedures
(a)       Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2007, which is the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b)       Change in internal control over financial reporting.  There was no change in the Company's internal control over financial reporting that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
PART II.    OTHER INFORMATION
ITEM 1A.         Risk Factors
                           For a discussion of risk factors applicable to the Company see page 21 - "Risk Factors."
ITEM 6.             a.      Exhibits
                                    10.1               Harleysville Group Inc. Equity Incentive Plan, Amended and Restated as of April 25, 2007.
                                    10.2               Harleysville Group Inc. Directors' Equity Compensation Plan, Amended and Restated as of April 25, 2007.
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
Harleysville Group Inc.

Date: May 4, 2007	By:	/s/ ARTHUR E. CHANDLER
Arthur E. Chandler Senior Vice President and Chief Financial Officer (principal financial officer)