Form 10-Q
period 2007-06-30
HARLEYSVILLE GROUP INC
filed 2007-08-07
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————
FORM 10-Q
——————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Large accelerated filer ☐                 Accelerated filer ☒                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒.

At August  2,  2007  30,483,454  shares of common stock of Harleysville Group were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 1.  Financial Statements

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $329,097 and $377,348)	$332,596	$378,049
Available for sale, at fair value (amortized cost $1,723,269 and $1,600,940)	1,705,109	1,606,333
Equity securities, at fair value (cost $65,246 and $62,932)	76,976	71,446
Short-term investments, at cost, which approximates fair value	67,773	72,237
Fixed maturity securities on loan:
Held to maturity, at amortized cost (fair value $2,521 and $4,487)	2,554	4,408
Available for sale, at fair value (amortized cost $86,305 and $116,711)	85,505	116,541
Total investments	2,270,513	2,249,014
Cash	146	227
Receivables:
Premiums	152,593	147,445
Reinsurance	177,797	167,199
Accrued investment income	26,361	25,823
Total receivables	356,751	340,467
Deferred policy acquisition costs	104,395	102,317
Prepaid reinsurance premiums	36,110	37,242
Property and equipment, net	13,575	16,690
Deferred income taxes	61,617	60,643
Securities lending collateral	90,596	124,755
Due from affiliate		5,716
Other assets	55,724	53,913
Total assets	$2,989,427	$2,990,984
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $165,191 and $178,327)	$1,527,079	$1,493,645
Unearned premiums (affiliate $34,154 and $33,850)	456,004	443,738
Accounts payable and accrued expenses	79,170	98,184
Securities lending obligation	90,596	124,755
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Due to affiliate	2,546
Total liabilities	2,273,895	2,278,822
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 33,423,319 and 33,060,600 shares; outstanding 31,153,287 and 31,662,691 shares	33,423	33,061
Additional paid-in capital	205,214	197,607
Accumulated other comprehensive income (loss)	(13,252)	14
Retained earnings	543,172	505,967
Treasury stock, at cost, 2,270,032 and 1,397,909 shares	(53,025)	(24,487)
Total shareholders' equity	715,532	712,162
Total liabilities and shareholders’ equity	$2,989,427	$2,990,984

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the three months ended June 30, 2007 and 2006
(dollars in thousands, except per share data)

	2007	2006
Revenues:
Premiums earned from affiliate (ceded to affiliate, $187,311 and $185,364)	$207,395	$209,320
Investment income, net of investment expense	27,947	24,847
Realized investment gains	678	38,072
Other income (affiliate $1,594 and $1,615)	6,321	4,299
Total revenues	242,341	276,538
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $122,774 and $114,054)	131,411	135,049
Amortization of deferred policy acquisition costs	51,953	53,467
Other underwriting expenses	18,299	19,564
Interest expense (affiliate $266 and $249)	1,789	1,731
Other expenses	1,340	1,340
Total expenses	204,792	211,151
Income before income taxes	37,549	65,387
Income taxes	11,114	20,657
Net income	$26,435	$44,730
Per common share:
Basic net income	$.84	$1.45

Diluted net income	$.82	$1.43

Cash dividend	$.19	$.175

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the six months ended June 30, 2007 and 2006
(dollars in thousands, except per share data)

	2007	2006
Revenues:
Premiums earned from affiliate (ceded to affiliate, $372,552 and $368,233)	$412,773	$417,665
Investment income, net of investment expense	55,344	48,942
Realized investment gains	1,302	40,282
Other income (affiliate $3,246 and $3,315)	9,819	9,186
Total revenues	479,238	516,075
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $241,691 and $234,276)	262,562	271,038
Amortization of deferred policy acquisition costs	103,849	106,071
Other underwriting expenses	36,580	39,555
Interest expense (affiliate $530 and $477)	3,554	3,441
Other expenses	2,613	2,355
Total expenses	409,158	422,460
Income before income taxes and cumulative effect of accounting change	70,080	93,615
Income taxes	20,743	28,177
Income before cumulative effect of accounting change	49,337	65,438
Cumulative effect of accounting change, net of income taxes		942
Net income	$49,337	$66,380
Per common share:
Basic income before cumulative effect of accounting change	$1.56	$2.13
Basic cumulative effect of accounting change		.03
Basic net income	$1.56	$2.16

Diluted income before cumulative effect of accounting change	$1.54	$2.10
Diluted cumulative effect of accounting change		.03
Diluted net income	$1.54	$2.13

Cash dividend	$.38	$.35

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the six months ended June 30, 2007
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2006	33,060,600	$33,061	$197,607	$14	$505,967	$(24,487)	$712,162
Net income					49,337		49,337
Other comprehensive income, net of tax:
Unrealized investment losses, net of reclassification adjustment				(13,628)			(13,628)
Defined benefit pension plans:
Recognized net actuarial loss				362			362
Other comprehensive loss							(13,266)
Comprehensive income							36,071
Issuance of common stock:
Incentive plans	352,310	352	3,182				3,534
Dividend reinvestment plan	10,409	10	329				339
Tax benefit from stock compensation			1,627				1,627
Stock compensation			2,469				2,469
Cash dividend paid					(12,132)		(12,132)
Purchase of treasury stock, 872,123 shares						(28,538)	(28,538)
Balance at June 30, 2007	33,423,319	$33,423	$205,214	$(13,252)	$543,172	$(53,025)	$715,532

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2007 and 2006
(in thousands)

	2007	2006

Cash flows from operating activities:
Net income	$49,337	$66,380
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax		(942)
Change in receivables, unearned premiums and prepaid reinsurance balances	(2,886)	77,073
Change in affiliate balance	8,262	(5,243)
Increase (decrease) in unpaid losses and loss settlement expenses	33,434	(22,707)
Deferred income taxes	6,169	7,474
Increase in deferred policy acquisition costs	(2,078)	(1,373)
Amortization and depreciation	1,958	2,208
Gain on sale of investments	(1,302)	(40,282)
Other, net	(9,987)	(5,179)
Net cash provided by operating activities	82,907	77,409
Cash flows from investing activities:
Fixed maturity investments:
Purchases	(179,084)	(252,294)
Sales or maturities	116,127	141,494
Equity securities:
Purchases	(18,796)	(56,839)
Sales	18,308	174,498
Net sales (purchases) of short-term investments	4,464	(79,157)
Sale (purchase) of property and equipment	5,158	(172)
Net cash used by investing activities	(53,823)	(72,470)
Cash flows from financing activities:
Issuance of common stock	3,877	6,826
Dividends paid (to affiliate, $6,296 and $5,951)	(12,132)	(10,814)
Purchase of treasury stock	(22,537)
Excess tax benefits from share-based payment arrangements	1,627	1,609
Net cash used by financing activities	(29,165)	(2,379)
Increase (decrease) in cash	(81)	2,560
Cash at beginning of period	227	466
Cash at end of period	$146	$3,026

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  –  Basis of Presentation

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

2  –  Share-Based Payments

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Under SFAS No. 123(R), the compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $1,459,000 and $1,293,000 for the three months ended June 30, 2007 and 2006, respectively, with a corresponding income tax benefit of $485,000 and $422,000, respectively.  Under SFAS No. 123(R), the compensation expense for the various share-based compensation plans that has been charged against income before income taxes and cumulative effect of accounting change was $2,469,000 and $2,250,000 for the six months ended June 30, 2007 and 2006, respectively, with a corresponding income tax benefit of $816,000 and $725,000, respectively.

During the six months ended June 30, 2007,  277,150 stock options were granted at a Black Scholes weighted average value of $11.03 per option.  The options vest 33 1/3% per year over a three year period.  Restricted stock grants of 102,422 shares and restricted stock units grants of 17,440 units were also made during the six months ended June 30, 2007.  The weighted average fair value of the restricted stock grants was $34.55 per share.  The weighted average fair value of the grant of the restricted stock units was $34.76 per unit.  These awards vest over a period of three to five years.  During the six months ended June 30, 2006,  311,840 stock options were granted at a Black Scholes weighted average value of $9.70 and 91,117 shares of restricted stock were granted at a weighted average fair value of $28.86 per share.  There were no grants of restricted stock units during 2006.  The options vest 33 1/3% per year over a three year period.  The restricted stock awards vest over a period of four to five years.

As of June 30, 2007, the Company's total unrecognized compensation cost related to nonvested share-based compensation arrangements and the weighted average period over which the compensation cost is expected to be recognized is as follows:

		Weighted Average
	Unrecognized Compensation Cost	Period of Recognition
	(in thousands)	(in years)

Equity incentive plan awards	$7,850	2.97
Employee stock purchase plan	$12	0.04
Long term incentive plan	$217	0.50

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3  –  Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Income before cumulative effect of accounting change			$49,337	$65,438
Net income	$26,435	$44,730
Denominator for basic earnings per share -- Weighted average shares outstanding	31,659	30,831	31,644	30,736
Effect of stock incentive plans	431	467	454	480
Denominator for diluted earnings per share	32,090	31,298	32,098	31,216
Basic earnings per share:
Income before cumulative effect of accounting change			$1.56	$2.13
Net income	$.84	$1.45
Diluted earnings per share:
Income before cumulative effect of accounting change			$1.54	$2.10
Net income	$.82	$1.43

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Number of options	273		192	111

4  –  Investments

In April 2007, bonds with an amortized cost of $1,882,000 were transferred from the held to maturity category to the available for sale category due to a significant deterioration in the credit worthiness of the issuer.  An impairment loss of $118,000 was recognized on this security.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5  –  Reinsurance

Premiums earned are net of amounts ceded of $22,782,000 and $44,400,000 for the three and six months ended June 30, 2007, respectively, and $20,563,000 and $40,303,000 for the three and six months ended June 30, 2006, respectively.  Losses and loss settlement expenses are net of amounts ceded of $14,232,000 and $24,116,000 for the three and six months ended June 30, 2007, respectively, and $7,045,000 and $14,393,000 for the three and six months ended June 30, 2006, respectively.  Such amounts ceded do not include the reinsurance transactions with Mutual under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers.

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

6  –  Cash Flows

There were cash tax payments of $10,250,000 and $12,100,000 and cash interest payments of $3,408,000 and $3,350,000 in the first six months of 2007 and 2006, respectively.

7  –  Segment Information

The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Financial data by segment is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$171,662	$172,725	$341,875	$344,812
Personal lines	35,733	36,595	70,898	72,853
Total premiums earned	207,395	209,320	412,773	417,665
Net investment income	27,947	24,847	55,344	48,942
Realized investment gains	678	38,072	1,302	40,282
Other	6,321	4,299	9,819	9,186
Total revenues	$242,341	$276,538	$479,238	$516,075

Income before income taxes and cumulative effect of accounting change:
Underwriting gain (loss):
Commercial lines	$1,245	$(3,936)	$3,337	$(7,536)
Personal lines	2,109	3,140	3,683	8,259
SAP underwriting gain (loss)	3,354	(796)	7,020	723
GAAP adjustments	2,378	2,036	2,762	278
GAAP underwriting gain	5,732	1,240	9,782	1,001
Net investment income	27,947	24,847	55,344	48,942
Realized investment gains	678	38,072	1,302	40,282
Other	3,192	1,228	3,652	3,390
Income before income taxes and cumulative effect of accounting change	$37,549	$65,387	$70,080	$93,615

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8  –  Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2007 and 2006 consisted of the following (all amounts are net of taxes):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$26,435	$44,730	$49,337	$66,380
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized investment holding losses arising during period	(16,566)	(12,781)	(12,705)	(20,185)
Less:
Reclassification adjustment for gains included in net income	(441)	(24,746)	(923)	(26,183)
Net unrealized investment losses	(17,007)	(37,527)	(13,628)	(46,368)
Defined benefit pension plans:
Recognized net actuarial loss	181		362
Other comprehensive loss	(16,826)	(37,527)	(13,266)	(46,368)
Comprehensive income	$9,609	$7,203	$36,071	$20,012

9  –  Pension

Harleysville Group Inc. had a pension plan that covered substantially all full-time employees.  The plan was frozen at the then current benefit levels as of March 31, 2006, at which time the accrual of future benefits for eligible employees ceased.  A curtailment benefit for the supplemental executive retirement plan of $146,000 was recognized in the first quarter of 2006.  The Company adopted SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" as of December 31, 2006.  As a result, the Company's share of the net actuarial loss included in net periodic pension cost for the six months ended June 30, 2007 has been included as an adjustment to other comprehensive income.  The net periodic pension cost for the plan including Mutual consists of the following components:

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Components of net periodic pension cost:
Service cost				$2,372
Interest cost	$2,755	$2,594	$5,510	5,194
Expected return on plan assets	(2,972)	(2,906)	(5,945)	(5,812)
Recognized net actuarial loss	427	409	855	818
Amortization of prior service cost				5
Net transition amortization				13
Curtailment gain				(222)
Net periodic pension cost:
Entire plan	$210	$97	$420	$2,368
Harleysville Group portion	$137	$64	$274	$1,558

Harleysville Group's expected portion of the 2007 contribution to the pension plan is $2,119,000. Contributions of $1,028,000 were made in the first six months of 2007.

10  –  Shareholders’ Equity

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

11 – Income Taxes

Effective January 1, 2007, Harleysville Group adopted FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109."  As of January 1, 2007, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties.  The Company's policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Federal tax years 2003 through 2006 were open for examination as of January 1, 2007 and June 30, 2007.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12 – Property and Equipment

In the second quarter of 2007, the Company sold its office building in Traverse City, Michigan and recognized a pre-tax gain of $2,700,000 which is included in other income.

13 – New Accounting Standards

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

The application of certain of these critical accounting policies to the periods ended June 30, 2007 and 2006 is discussed in greater detail below.

Results of Operations

Premiums earned decreased $1.9 million during the three months ended June 30, 2007 compared to the same period in the prior year. The decrease is primarily due to a decrease in premiums earned for commercial lines of $1.0 million and a decrease of $0.9 million in personal lines premiums earned for the three months ended June 30, 2007.  Premiums earned decreased $4.9 million during the six months ended June 30, 2007 compared to the same period in the prior year.  The decrease is primarily due to a decrease in premiums earned for commercial lines of $2.9 million and a decrease of $2.0 million in personal lines premiums earned for the six months ended June 30, 2007.  The decreases in premiums earned for commercial lines were 0.6% and 0.9% for the three and six months ended June 30, 2007, respectively, primarily due to competitive market conditions resulting in flat direct earned premium growth and a decrease in earned premiums assumed from involuntary pools. The declines in premiums earned for personal lines were 2.4% and 2.7% for the three and six months ended June 30, 2007, respectively, primarily due to a reduction of personal automobile business due to the continued implementation of more stringent underwriting processes, partially offset by an increase in homeowners business due to higher average premiums.

Investment income increased $3.1 million and $6.4 million for the three and six months ended June 30, 2007 as compared to the same periods in the prior year, primarily due to a higher level of invested assets and a greater percentage of invested assets in fixed maturity securities.

Realized investment gains decreased $37.4 million and $39.0 million for the three and six months ended June 30, 2007 as compared to the same periods in the prior year.  The decreases resulted primarily from gains on the net sales of equity securities in the second quarter of 2006.

There were impairment charges of $0.4 million and $0.5 million in the three and six months ended June 30, 2007, respectively, as the decline below cost was deemed to be other than temporary.  There were no impairment charges in the same prior year periods.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Harleysville Group holds securities with unrealized losses at June 30, 2007 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities: U.S. Treasury securities and obligations of U.S. government corporations and agencies	$238,042	$3,974	$980	$2,994
Obligations of states and political subdivisions	423,202	7,479	2,815	4,664
Corporate securities	537,270	14,776	7,650	7,126
Mortgage-backed securities	270,280	6,814	2,903	3,911
Total fixed maturities	$1,468,794	$33,043	$14,348	$18,695

Of the total fixed maturity securities with an unrealized loss at June 30, 2007, securities with a fair value of $1,246.6 million and an unrealized loss of $27.4 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $222.2 million and an unrealized loss of $5.6 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to the impact of higher market interest rates rather than a decline in credit quality.  There are $619.0 million in fixed maturity securities, at fair value, that at June 30, 2007, had been below amortized cost for over twelve months.  The $18.7 million of unrealized losses on such securities primarily relates to securities which carry investment grade ratings and have declined in fair value roughly in line with market interest rate changes.  Harleysville Group currently has the ability and intent to hold these securities at least until their values have recovered.

Income before income taxes decreased $27.8 million for the three months ended June 30, 2007 compared to the same prior year period.  Income before income taxes and cumulative effect of accounting change decreased $23.5 million for the six months ended June 30, 2007 compared to the same prior year period.  The decreases were primarily due to the decreases in realized investment gains, partially offset by increases in investment income and improved underwriting results.  The improved underwriting results in 2007 were due to lower loss severity and lower underwriting expenses.  The decrease in underwriting expenses, including amortization of deferred policy acquisition costs, was primarily due to a decrease in head count resulting from on-going expense reduction initiatives and an increase in the capitalization of internally developed software costs.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability.  This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium.  The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense.  A ratio of less than 100 percent generally indicates underwriting profitability.  Harleysville Group's statutory combined ratio decreased to 96.5% for the three months ended June 30, 2007 from 98.8% for the three months ended June 30, 2006 and decreased to 97.2% for the six months ended June 30, 2007 from 99.0% for the six months ended June 30, 2006.

The statutory combined ratios by line of business for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Commercial:
Automobile	93.2%	97.2%	92.9%	99.2%
Workers compensation	111.7%	118.8%	112.1%	118.0%
Commercial multi-peril	99.2%	101.2%	99.7%	100.6%
Other commercial	81.0%	82.6%	82.7%	84.6%
Total commercial	97.5%	100.6%	97.7%	100.9%
Personal:
Automobile	97.4%	99.5%	100.9%	100.1%
Homeowners	90.3%	82.1%	91.1%	80.1%
Other personal	60.8%	70.2%	78.1%	69.2%
Total personal	92.0%	90.5%	95.1%	90.0%
Total personal and commercial	96.5%	98.8%	97.2%	99.0%

The commercial lines statutory combined ratio decreased to 97.5% and 97.7% for the three and six months ended June 30, 2007 from 100.6% and 100.9% for the three and six months ended June 30, 2006.  The decreases were primarily due to declines in the combined ratios for the commercial auto and workers compensation lines of business.  The decreases in the commercial auto combined ratios were primarily due to the recognition of favorable development of $2.8 million and $7.0 million for the three and six months ended June 30, 2007, respectively, while favorable development of $1.4 million and $1.0 million was recognized in the three and six months ended June 30, 2006, respectively.  The decreases in the workers compensation combined ratios were primarily due to improved underwriting results in the current accident year.

The personal lines statutory combined ratio increased to 92.0% and 95.1% for the three and six months ended June 30, 2007 from 90.5% and 90.0% for the three and six months ended June 30, 2006.  The increases were primarily due to a higher incidence of property losses and a higher level of catastrophe losses in the homeowners line of business.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	June 30, 2007	December 31, 2006
	(in thousands)
Commercial:
Automobile	$305,989	$308,961
Workers compensation	332,629	327,630
Commercial multi-peril	506,575	481,173
Other commercial	96,527	92,542
Total commercial	1,241,720	1,210,306
Personal:
Automobile	83,795	87,508
Homeowners	29,264	30,319
Other personal	1,611	1,716
Total personal	114,670	119,543
Total personal and commercial	1,356,390	1,329,849
Plus reinsurance recoverables	170,689	163,796
Total liability	$1,527,079	$1,493,645

The following table presents the increase (decrease) in the liability for unpaid losses and loss settlement expenses attributable to insured events of prior years for the six months ended June 30, 2007 by line of business:

	Total	Accident Years
		2006	2005	2004 and Prior Years
	(in thousands)
Commercial:
Automobile	$(7,030)	$(613)	$(1,365)	$(5,052)
Workers compensation	36	(1,267)	(1,126)	2,429
Commercial multi-peril	(1,142)	(2,712)	(1,947)	3,517
Other commercial	(462)	159	(842)	221
Total commercial	(8,598)	(4,433)	(5,280)	1,115
Personal:
Automobile	(3,071)	(902)	(484)	(1,685)
Homeowners	(3,332)	(636)	(914)	(1,782)
Other personal	199	218	(50)	31
Total personal	(6,204)	(1,320)	(1,448)	(3,436)
Total net development	$(14,802)	$(5,753)	$(6,728)	$(2,321)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

There was $14.8 million of net favorable development in the provision for insured events in prior years for the six months ended June 30, 2007, ($6.7 million in the second quarter of 2007), of which $8.6 million was in commercial lines and $6.2 was in personal lines.  The favorable development primarily related to the 2003 through 2006 accident years as a result of lower than expected claim severity broadly experienced across all casualty lines, partially offset by adverse development in accident years prior to 2003.

There was $8.9 million of net favorable development in the provision for insured events in prior years for the six months ended June 30, 2006 ($4.9 million in the second quarter of 2006), of which $3.3 million was in commercial lines and $5.6 million was in personal lines.  The favorable development primarily related to the 2003 through 2005 accident years as a result of lower than expected claims severity in casualty lines, partially offset by adverse development in prior accident years.

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group's pooling share of the total pooled amounts.

	For the six months ended June 30, 2007	For the year ended December 31, 2006
	(dollars in thousands)
Number of claims pending, beginning of period	5,481	6,020
Number of claims reported	4,135	8,601
Number of claims settled or dismissed	(4,046)	(9,140)
Number of claims pending end of period	5,570	5,481

Losses paid	$29,356	$55,818
Loss settlement expenses paid	$6,460	$12,610

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the liability for unpaid losses and loss settlement expenses by case and incurred but not reported (IBNR) reserves by line of business as of June 30, 2007:

	Case	IBNR	LAE Liability	IBNR (Incl. LAE)	Total Liability
	(in thousands)
Commercial:
Automobile	$102,143	$153,094	$50,752	$203,846	$305,989
Workers compensation	144,312	146,639	41,678	188,317	332,629
Commercial multi-peril	128,820	239,297	138,458	377,755	506,575
Other commercial	19,069	52,967	24,491	77,458	96,527
Total commercial	394,344	591,997	255,379	847,376	1,241,720
Personal:
Automobile	39,571	29,845	14,379	44,224	83,795
Homeowners	9,839	13,592	5,833	19,425	29,264
Other personal	569	821	221	1,042	1,611
Total personal	49,979	44,258	20,433	64,691	114,670
Total net liability	444,323	636,255	275,812	912,067	1,356,390
Reinsurance recoverables	130,903	39,007	779	39,786	170,689
Total gross liability	$575,226	$675,262	$276,591	$951,853	$1,527,079

Reinsurance receivables were $177.8 million and $167.2 million at June 30, 2007 and December 31, 2006, respectively.  Of these amounts, $102.4 million and $93.9 million, or 58% and 56%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi governmental pools and reinsurance facilities where, Harleysville Group believes, there is virtually no credit risk.  The remainder of the reinsurance receivables are principally due from reinsurers rated A- or higher by A.M. Best.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses.  Harleysville Group's reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims.  As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements.  There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at June 30, 2007.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

Net catastrophe losses increased $0.3 million for the three months ended June 30, 2007, primarily due to more severe catastrophes in the 2007 period.  Net catastrophe losses decreased $0.5 million for the six months ended June 30, 2007 primarily due to less severe catastrophes in the first quarter of 2007 than in the prior year.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Effective for one year from July 1, 2007, the Company's subsidiaries and Mutual and its wholly owned subsidiaries renewed its catastrophe reinsurance under which they are purchasing higher coverage limits while increasing their retention levels and decreasing their co-participation.  Annual retentions and limits on the expiring and new treaties are set forth below:

EXPIRING PROGRAM FOR 2006-2007	NEW PROGRAM FOR 2007-2008
Retention: $40 million	Retention: $50 million
Coverage for Losses	Coverage for Losses
65% of losses between $40 and $60 million	85% of losses between $50 and $90 million
70% of losses between $60 and $100 million	80% of losses between $90 and $160 million
85% of losses between $100 and $200 million	75% of losses between $160 and $300 million
50% of losses between $200 and $235 million	N/A
20% of losses between $235 and $285 million	N/A

The maximum recovery under the new treaty is $195.0 million; under the expiring treaty it was $153.5 million.  Harleysville Group's pooling share of this maximum recovery would be $140.4 million, compared to a maximum recovery of $110.5 million under the expiring treaty.  Both the new treaty and the expiring treaty include reinstatement provisions providing for coverage for a second catastrophe and requiring payment of additional premium in the event a first catastrophe occurs.

Effective July 1, 2007, the Company's subsidiaries and Mutual and its wholly owned subsidiaries terminated the Terrorism Loss Events cover in its property per risk excess of loss reinsurance treaty.  The per risk excess treaty continues to provide limited terrorism coverage.

Harleysville Group froze its defined benefit pension plan at the then current benefit levels as of March 31, 2006.  Harleysville Group's portion of pension expense for the plan was $0.1 million and $0.3 million for the three and six months ended June 30, 2007, respectively, and $0.1 million and $1.6 million for the three and six months ended June 30, 2006, respectively.  Harleysville Group enhanced its 401(k) retirement savings plan to provide for a company contribution equal to 5% of salary for all eligible employees, effective April 1, 2006 and recognized expense of $0.8 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively and $1.9 million and $1.0 million for the six months ended June 30, 2007 and 2006, respectively, due to this enhancement.

Other income increased $2.0 million and $0.6 million for the three and six months ended June 30, 2007, respectively, as compared to the same prior year periods.  The increases primarily result from a $2.7 million gain on the sale of the Company's office building in Traverse City, Michigan in the second quarter of 2007, partially offset by decreases of $0.6 million and $2.0 million in the three and six months ended June 30, 2007, respectively, in claim handling fees received in connection with the National Flood Insurance Program, related primarily to flood claims from Hurricane Katrina.

The income tax expense for the three and six months ended June 30, 2007 includes a tax benefit of $1.8 million and $3.6 million associated with tax-exempt income compared to $2.4 million and $4.7 million in the same prior year periods.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Liquidity and Capital Resources

Operating activities provided $82.9 million and $77.4 million of net cash for the six months ended June 30, 2007 and 2006, respectively.  The change primarily is from an increase in net cash provided by investment income and the change in the affiliate balance, partially offset by a decrease in net cash provided by underwriting activities.

Investing activities used $53.8 million and $72.5 million of net cash for the six months ended June 30, 2007 and 2006, respectively.  The change is primarily due to a decrease in net purchases of short-term investments, partially offset by a decrease in the net sales of equity securities.

Net cash used by financing activities was $29.2 million and $2.4 million for the six months ended June 30, 2007 and 2006, respectively.  The increase is primarily due to the purchase of treasury stock in 2007 and a decrease in the issuance of common stock.

Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee.  At June 30, 2007, Harleysville Group held cash collateral of $90.6 million related to securities on loan with a market value of $88.0 million. Harleysville Group's policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan.  Acceptable collateral includes cash and money market instruments, government securities, A-rated corporate obligations, AAA-rated asset-backed securities or GIC's and Funding Agreements from issuers rated A or better.  The securities on loan to others have been segregated from the other invested assets on the balance sheet.  In addition, the assets and liabilities have been grossed up to reflect the collateral held under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

Harleysville Group Inc. maintained $0.9 million of cash and marketable securities at June 30, 2007 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock.  The Company had adopted a stock repurchase plan under which up to 1.6 million shares of its outstanding common stock may be repurchased through an open market purchase program.  The Company is authorized to repurchase shares from Harleysville Mutual Insurance Company (Mutual), which owns 53% of the Company's stock, at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of Mutual and the public float as of the authorization date.  As of June 30, 2007, the Company had repurchased 872,123 shares, leaving 727,877 shares authorized to be repurchased.  As of July 18, 2007, the remaining 727,877 shares had been repurchased.  On August 1, 2007, the board of directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock through an open market repurchase program.  On August 1, 2007, the board of directors also approved an increase in the Company's regular quarterly cash dividend to $0.25 per share from $0.19 per share.  The Company has no other material commitments for capital expenditures as of June 30, 2007.

As a holding company, the Company's principal source of cash is dividends from its insurance subsidiaries.  The Company's insurance subsidiaries are subject to state laws that restrict their ability to pay dividends.  The Company's insurance subsidiaries declared dividends payable to the Company of $117.6 million in June 2007.  As of June 30, 2007, dividends of $10 million had been paid to the Company.

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

RISK FACTORS

The business, results of operations and financial condition, and therefore the value of Harleysville Group’s securities, are subject to a number of risks.  Some of those risks are set forth in the Company’s Annual Report on Form 10-K for fiscal year 2006, filed with the Securities and Exchange Commission on March 9, 2007.  There has been no material change from risk factors as previously disclosed in the Company's Annual Report for fiscal year 2006.

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

Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2006 to June 30, 2007.  In addition, the Company has maintained approximately the same investment mix during this period.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 4.
Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2007, which is the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)
Change in internal control over financial reporting.  There was no change in the Company's internal control over financial reporting that occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

For a discussion of risk factors applicable to the Company see page 26 - "Risk Factors."

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases Of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program

June 1 - June 30, 2007	872,123 (2)	$32.72	872,123	727,877

(1)
In June 2007, the Board of Directors authorized the Company to repurchase up to 1.6 million shares of its outstanding common stock for a two year period in the open market or in privately negotiated transactions.  The Company is authorized to repurchase shares from Harleysville Mutual Insurance Company (Mutual), which owns 53% of the Company's stock, at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of Mutual and the public float as of the authorization date.

(2)	Represents the total number of shares repurchased during the period, of which 693,401 of these shares were settled for cash on or before June 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Harleysville Group Inc. was held on April 25, 2007 (the "Annual Meeting" or "Meeting"), with the following result:

The total number of shares represented at the Annual Meeting in person or by proxy was 29,708,766 of the 31,865,813 shares of common stock outstanding and entitled to vote at the Meeting.

On the resolution to elect G. Lawrence Buhl and William E. Storts as class "A" Directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for Director received the number of votes set forth opposite their respective names:

	Number of Votes
	For	Withheld

G. Lawrence Buhl	29,506,440	202,326
William E. Storts	29,503,260	205,506

There were no abstentions or broker non-votes recorded. On the basis of the above vote, G. Lawrence Buhl and William E. Storts were elected as class "A" Directors to serve until the expiration of their respective terms and until their successors are duly elected.  The other directors who continued in office after the election were:  Michael L. Browne, W. Thacher Brown, Mirian M. Graddick, Jerry S. Rosenbloom and William W. Scranton, III.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
(Continued)

The resolution to approve the Amended and Restated Equity Incentive Plan was adopted, 23,998,892 votes for the resolution, 4,615,214 votes against the resolution and 45,825 abstentions.  There were 1,048,835 broker non-votes.

The resolution to approve the Amended and Restated Directors' Equity Compensation Plan was adopted, 23,716,566 votes for the resolution, 4,906,212 votes against the resolution and 37,153 abstentions.  There were 1,048,835 broker non-votes.

The resolution that the selection of KPMG LLP as the Company's independent registered public accounting firm be ratified was adopted 29,636,566 votes for the resolution, 62,353 votes against the resolution and 9,847 abstentions.

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

Harleysville Group Inc.

Date: August 7, 2007	By:	/s/ ARTHUR E. CHANDLER
Arthur E. Chandler Senior Vice President and Chief Financial Officer (duly elected officer and principal financial officer)