Form 10-Q
period 2007-09-30
HARLEYSVILLE GROUP INC
filed 2007-11-08
CIK 792013

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————
FORM 10-Q
——————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Large accelerated filer ☐                 Accelerated filer ☒                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒.

At November 2, 2007  30,209,161  shares of common stock of Harleysville Group were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 1.  Financial Statements
HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $325,224 and $377,348)	$325,488	$378,049
Available for sale, at fair value (cost $1,658,719 and $1,600,940)	1,661,631	1,606,333
Equity securities, at fair value (cost $65,496 and $62,932)	78,544	71,446
Short-term investments, at cost, which approximates fair value	116,034	72,237
Fixed maturity securities on loan:
Held to maturity, at amortized cost (fair value $2,508 and $4,487)	2,513	4,408
Available for sale, at fair value (amortized cost $116,933 and $116,711)	116,942	116,541
Total investments	2,301,152	2,249,014
Cash	706	227
Receivables:
Premiums	145,499	147,445
Reinsurance	168,372	167,199
Accrued investment income	25,297	25,823
Total receivables	339,168	340,467
Deferred policy acquisition costs	103,529	102,317
Prepaid reinsurance premiums	39,642	37,242
Property and equipment, net	13,471	16,690
Deferred income taxes	50,456	60,643
Securities lending collateral	122,275	124,755
Due from affiliate	9,612	5,716
Other assets	50,844	53,913
Total assets	$3,030,855	$2,990,984
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $161,633 and $178,327)	$1,535,776	$1,493,645
Unearned premiums (affiliate $36,288 and $33,850)	457,225	443,738
Accounts payable and accrued expenses	75,566	98,184
Securities lending obligation	122,275	124,755
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Total liabilities	2,309,342	2,278,822
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 33,533,617 and 33,060,600 shares; outstanding 30,308,100 and 31,662,691 shares	33,534	33,061
Additional paid-in capital	209,243	197,607
Accumulated other comprehensive income	2,001	14
Retained earnings	561,164	505,967
Treasury stock, at cost, 3,225,517 and 1,397,909 shares	(84,429)	(24,487)
Total shareholders' equity	721,513	712,162
Total liabilities and shareholders’ equity	$3,030,855	$2,990,984
See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the three months ended September 30, 2007 and 2006
(dollars in thousands, except per share data)

	2007	2006
Revenues:
Premiums earned from affiliate (ceded to affiliate, $190,551 and $186,164)	$210,541	$210,409
Investment income, net of investment expense	27,470	26,388
Realized investment gains	35	138
Other income (affiliate $1,627 and $1,648)	4,023	4,188
Total revenues	242,069	241,123
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $120,247 and $127,187)	129,718	133,324
Amortization of deferred policy acquisition costs	52,229	53,735
Other underwriting expenses	20,273	20,431
Interest expense (affiliate $260 and $268)	1,783	1,749
Other expenses	1,026	1,407
Total expenses	205,029	210,646
Income before income taxes	37,040	30,477
Income taxes	11,458	8,685
Net income	$25,582	$21,792
Per common share:
Basic net income	$.85	$.70

Diluted net income	$.83	$.69

Cash dividend	$.25	$.19

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the nine months ended September 30, 2007 and 2006
(dollars in thousands, except per share data)

	2007	2006
Revenues:
Premiums earned from affiliate (ceded to affiliate, $563,103 and $554,397)	$623,314	$628,074
Investment income, net of investment expense	82,814	75,330
Realized investment gains	1,337	40,420
Other income (affiliate $4,873 and $4,963)	13,842	13,374
Total revenues	721,307	757,198
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $361,938 and $361,463)	392,280	404,362
Amortization of deferred policy acquisition costs	156,078	159,806
Other underwriting expenses	56,853	59,986
Interest expense (affiliate $790 and $745)	5,337	5,190
Other expenses	3,639	3,762
Total expenses	614,187	633,106
Income before income taxes and cumulative effect of accounting change	107,120	124,092
Income taxes	32,201	36,862
Income before cumulative effect of accounting change	74,919	87,230
Cumulative effect of accounting change, net of income taxes		942
Net income	$74,919	$88,172
Per common share:
Basic income before cumulative effect of accounting change	$2.40	$2.83
Basic cumulative effect of accounting change		.03
Basic net income	$2.40	$2.86

Diluted income before cumulative effect of accounting change	$2.37	$2.78
Diluted cumulative effect of accounting change		.03
Diluted net income	$2.37	$2.81

Cash dividend	$.63	$.54

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the nine months ended September 30, 2007
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2006	33,060,600	$33,061	$197,607	$14	$505,967	$(24,487)	$712,162
Net income					74,919		74,919
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				1,451			1,451
Defined benefit pension plans:
Recognized net actuarial loss				536			536
Other comprehensive income							1,987
Comprehensive income							76,906
Issuance of common stock:
Incentive plans	456,514	457	5,475				5,932
Dividend reinvestment plan	16,503	16	522				538
Tax benefit from stock compensation			2,008				2,008
Stock compensation			3,631				3,631
Cash dividend paid					(19,722)		(19,722)
Purchase of treasury stock, 1,827,608 shares						(59,942)	(59,942)
Balance at September 30, 2007	33,533,617	$33,534	$209,243	$2,001	$561,164	$(84,429)	$721,513

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the nine months ended September 30, 2007 and 2006
(in thousands)

	2007	2006

Cash flows from operating activities:
Net income	$74,919	$88,172
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investments	(1,337)	(40,420)
Cumulative effect of accounting change, net of tax		(942)
Change in receivables, unearned premiums and prepaid reinsurance balances	12,386	86,942
Change in affiliate balance	(3,896)	(12,540)
Increase (decrease) in unpaid losses and loss settlement expenses	42,131	(7,785)
Deferred income taxes	9,117	8,999
Increase in deferred policy acquisition costs	(1,212)	(332)
Amortization and depreciation	3,032	3,183
Other, net	(8,067)	(11,243)
Net cash provided by operating activities	127,073	114,034
Cash flows from investing activities:
Fixed maturity investments:
Purchases	(197,149)	(373,929)
Sales or maturities	181,309	184,051
Equity securities:
Purchases	(19,046)	(63,435)
Sales	18,308	181,034
Net purchases of short-term investments	(43,797)	(44,422)
Sale (purchase), net, of property and equipment	4,963	(280)
Net cash used by investing activities	(55,412)	(116,981)
Cash flows from financing activities:
Issuance of common stock	6,474	16,211
Purchase of treasury stock	(59,942)
Dividends paid (to affiliate, $10,455 and $9,181)	(19,722)	(16,787)
Excess tax benefits from share-based payment arrangements	2,008	3,199
Net cash provided (used) by financing activities	(71,182)	2,623
Increase (decrease) in cash	479	(324)
Cash at beginning of period	227	466
Cash at end of period	$706	$142

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Under SFAS No. 123(R), the compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $1,162,000 and $1,136,000 for the three months ended September 30, 2007 and 2006, respectively, with a corresponding income tax benefit of $382,000 and $372,000, respectively.  Under SFAS No. 123(R), the compensation expense for the various share-based compensation plans that has been charged against income before income taxes and cumulative effect of accounting change was $3,631,000 and $3,386,000 for the nine months ended September 30, 2007 and 2006, respectively, with a corresponding income tax benefit of $1,198,000 and $1,097,000, respectively.

During the nine months ended September 30, 2007,  277,150 stock options were granted at a Black Scholes weighted average value of $11.03 per option.  The options vest 33 1/3% per year over a three year period.  Restricted stock grants of 103,266 shares and restricted stock units grants of 17,440 units were also made during the nine months ended September 30, 2007.  The weighted average fair value of the restricted stock grants was $34.53 per share.  The weighted average fair value of the grant of the restricted stock units was $34.76 per unit.  These awards vest over a period of three to five years.  During the nine months ended September 30, 2006,  311,840 stock options were granted at a Black Scholes weighted average value of $9.70 and 92,907 shares of restricted stock were granted at a weighted average fair value of $28.94 per share.  There were no grants of restricted stock units during 2006.  The options vest 33 1/3% per year over a three year period.  The restricted stock awards vest over a period of four to five years.

As of September 30, 2007, the Company's total unrecognized compensation cost related to nonvested share-based compensation arrangements and the weighted average period over which the compensation cost is expected to be recognized is as follows:

		Weighted Average
	Unrecognized Compensation Cost	Period of Recognition
	(in thousands)	(in years)

Equity incentive plan awards	$6,955	2.77
Employee stock purchase plan	$86	0.29
Long term incentive plan	$108	0.25

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Income before cumulative effect of accounting change			$74,919	$87,230
Net income	$25,582	$21,792
Denominator for basic earnings per share -- weighted average shares outstanding	30,258	31,116	31,177	30,864
Effect of stock incentive plans	431	598	444	459
Denominator for diluted earnings per share	30,689	31,714	31,621	31,323
Basic earnings per share
Income before cumulative effect of accounting change			$2.40	$2.83
Net income	$.85	$.70
Diluted earnings per share
Income before cumulative effect of accounting change			$2.37	$2.78
Net income	$.83	$.69

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	For the three months ended September 30, 2007	For the nine months ended September 30, 2007
	(in thousands)
Number of options	269	218

4 – Investments

In April 2007, bonds with an amortized cost of $1,882,000 were transferred from the held to maturity category to the available for sale category due to a significant deterioration in the credit worthiness of the issuer.  An impairment loss of $118,000 was recognized on this security.  The security was sold in the third quarter of 2007 at a gain of $76,000.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5 – Reinsurance

Premiums earned are net of amounts ceded of $22,777,000 and $67,177,000 for the three and nine months ended September 30, 2007, respectively, and $21,763,000 and $62,066,000 for the three and nine months ended September 30, 2006, respectively.  Losses and loss settlement expenses are net of amounts ceded of $3,325,000 and $27,441,000 for the three and nine months ended September 30, 2007, respectively, and $12,136,000 and $26,529,000 for the three and nine months ended September 30, 2006, respectively.  Such amounts ceded do not include the reinsurance transactions with Mutual under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers.

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

6 – Cash Flows

Net cash tax payments of $19,450,000 and $25,750,000 were made in the first nine months of 2007 and 2006, respectively.  Cash interest payments of $6,554,000 and $6,491,000 were made in the first nine months of 2007 and 2006, respectively.

7 – Segment Information

The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Financial data by segment is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$174,119	$173,941	$515,994	$518,753
Personal lines	36,422	36,468	107,320	109,321
Total premiums earned	210,541	210,409	623,314	628,074
Net investment income	27,470	26,388	82,814	75,330
Realized investment gains	35	138	1,337	40,420
Other	4,023	4,188	13,842	13,374
Total revenues	$242,069	$241,123	$721,307	$757,198
Income before income taxes and cumulative effect of accounting change:
Underwriting gain (loss):
Commercial lines	$6,733	$2,793	$10,070	$(4,743)
Personal lines	2,792	1,540	6,475	9,799
SAP underwriting gain	9,525	4,333	16,545	5,056
GAAP adjustments	(1,204)	(1,414)	1,558	(1,136)
GAAP underwriting gain	8,321	2,919	18,103	3,920
Net investment income	27,470	26,388	82,814	75,330
Realized investment gains	35	138	1,337	40,420
Other	1,214	1,032	4,866	4,422
Income before income taxes and cumulative effect of accounting change	$37,040	$30,477	$107,120	$124,092

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8 – Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2007 and 2006 consisted of the following (all amounts are net of taxes):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$25,582	$21,792	$74,919	$88,172
Other comprehensive income (loss):
Unrealized investment holding gains arising during period	15,129	21,042	2,424	857
Less:
Reclassification adjustment for gains included in net income	(50)	(72)	(973)	(26,255)
Net unrealized investment gains (losses)	15,079	20,970	1,451	(25,398)
Defined benefit pension plans:
Recognized net actuarial loss	174		536
Other comprehensive income (loss)	15,253	20,970	1,987	(25,398)
Comprehensive income	$40,835	$42,762	$76,906	$62,774

Accumulated other comprehensive income at September 30, 2007 and December 31, 2006 consisted of the following amounts (which are net of tax):

	September 30, 2007	December 31, 2006
	(in thousands)
Unrealized investment gains	$10,380	$8,929
Defined benefit pension plan - net actuarial loss	(8,379)	(8,915)
Accumulated other comprehensive income	$2,001	$14

9 – Pension

Harleysville Group Inc. had a pension plan that covered substantially all full-time employees.  The plan was frozen at the then current benefit levels as of March 31, 2006, at which time the accrual of future benefits for eligible employees ceased.  A curtailment benefit for the supplemental executive retirement plan of $146,000 was recognized in the first quarter of 2006.  The Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)," as of December 31, 2006.  As a result, the Company's share of the net actuarial loss included in net periodic pension cost for the nine months ended September 30, 2007 has been included as an adjustment to other comprehensive income.  The net periodic pension cost for the plan including Mutual consists of the following components:

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Components of net periodic pension cost:
Service cost		$(7)		$2,365
Interest cost	$2,690	2,685	$8,200	7,879
Expected return on plan assets	(2,965)	(2,943)	(8,910)	(8,755)
Recognized net actuarial loss	407	555	1,262	1,373
Amortization of prior service cost				5
Net transition amortization				13
Curtailment gain				(222)
Net periodic pension cost:
Entire plan	$132	$290	$552	$2,658
Harleysville Group portion	$86	$191	$360	$1,749

Harleysville Group's expected portion of the 2007 contribution to the pension plan is $2,119,000.  Contributions of $1,543,000 were made in the nine months ended September 30, 2007.

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

11 – Income Taxes

Effective January 1, 2007, Harleysville Group adopted FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109."  As of January 1, 2007, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties.  The Company's policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Federal tax years 2004 through 2006 were open for examination as of September 30, 2007.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 2.
Management's Discussion and Analysis of Financial Condition
and Results of Operations

Certain of the statements contained herein (other than statements of historical facts) are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on Harleysville Group. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on Harleysville Group will be those anticipated by management. Actual financial results, including premium levels and underwriting results, could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves; catastrophe losses; competition in insurance product pricing; government regulation and changes therein which may impede the ability to charge adequate rates; performance of the financial markets; fluctuations in interest rates; availability and price of reinsurance; the A. M. Best rating of Harleysville Group; and the status of labor markets in which the Company operates.

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

The application of certain of these critical accounting policies to the periods ended September 30, 2007 and 2006 is discussed in greater detail below.

Results of Operations

Premiums earned increased $0.1 million during the three months ended September 30, 2007, compared to the same prior year period.  Premiums earned decreased $4.8 million for the nine months ended September 30, 2007 compared to the same prior year period. The increase in premiums earned for the three month period is primarily due to an increase in premiums earned for commercial lines of $0.2 million.  The decrease in premiums earned for the nine month period is primarily due to a decrease of $2.8 million in premiums earned for commercial lines and a decrease of $2.0 million in premiums earned for personal lines.  The change in premiums earned for commercial lines was 0.1% and (0.5)% for the three and nine months ended September 30, 2007, respectively.  The decrease in the nine month period is primarily due to competitive market conditions resulting in flat direct earned premium growth and a decrease in earned premiums assumed from involuntary pools.  The declines in premiums earned for personal lines were 0.1% and 1.8% for the three and nine months ended September 30, 2007, respectively, primarily due to a reduction of personal automobile business due to the continued implementation of more stringent underwriting processes, partially offset by an increase in homeowners business due to higher average premiums.

Investment income increased $1.1 million and $7.5 million for the three and nine months ended September 30, 2007, respectively, compared to the same prior year periods.  The increase for the three month period is primarily due to a higher level of invested assets, which was partially reduced by dividends paid from the Company's insurance subsidiaries to the Company of $58.0 million ($10 million in the second quarter and $48 million in the third quarter of 2007) to fund the Company's stock repurchase program.  The increase for the nine month period is primarily due to a higher level of invested assets and a greater percentage of invested assets in fixed maturity securities.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Realized investment gains decreased $39.1 million for the nine months ended September 30, 2007, as compared to the same period in the prior year, and were essentially unchanged for the three months ended September 30, 2007.  The nine-month decrease primarily resulted from gains on the sale of equity securities in the second quarter of 2006.

There were impairment charges of $0.5 million in the nine months ended September 30, 2007, as the decline in the investments below cost was deemed to be other than temporary.  There were no impairment charges in the same prior year period or in the three month periods of both years.

Harleysville Group holds securities with unrealized losses at September 30, 2007 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$81,487	$637	$3	$634
Obligations of states and political subdivisions	192,672	2,850	149	2,701
Corporate securities	466,339	9,524	5,095	4,429
Mortgage-backed securities	169,281	3,159	1,123	2,036
Total fixed maturities	$909,779	$16,170	$6,370	$9,800

Of the total fixed maturity securities with an unrealized loss at September 30, 2007, securities with a fair value of $756.1 million and an unrealized loss of $13.0 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $153.7 million and an unrealized loss of $3.2 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to the impact of the higher market interest rates rather than a decline in credit quality.  There are $556.9 million in fixed maturity securities, at fair value, that at September 30, 2007, had been below amortized cost for over twelve months.  The $9.8 million of unrealized losses on such securities primarily relates to securities which carry investment grade ratings and have declined in fair value roughly in line with market interest rate changes.  Harleysville Group currently has the ability and intent to hold these securities at least until their values have recovered.

Income before income taxes increased $6.6 million for the three months ended September 30, 2007, compared to the same prior year period.  The increase was primarily due to the increase in investment income and improved underwriting results.  Income before income taxes and cumulative effect of accounting change decreased $17.0 million for the nine months ended September 30, 2007 compared to the same prior year period.  The decrease was primarily due to decreased realized investment gains, partially offset by the increase in investment income and improved underwriting results.  The improved underwriting results in the three and nine months ended September 30, 2007, compared to the prior year, were due to lower loss severity, lower catastrophe losses and lower

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

underwriting expenses.  Catastrophe losses were $1.3 million and $7.8 million for the three and nine months ended September 30, 2007, respectively, as compared to $4.0 million and $11.1 million for the three and nine months ended September 30, 2006, respectively.  The decrease in underwriting expenses, including the amortization of deferred acquisition costs, is primarily due to a decrease in head count resulting from on-going expense reduction initiatives, an increase in the capitalization of payroll costs for internally developed software, and lower incentive compensation, pension expense and severance charges.

An insurance company's statutory combined ratio is a standard measure of underwriting profitability.  This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium, (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium, and (3) the ratio of dividends to policyholders to net earned premium.  The statutory combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense.  A ratio of less than 100 percent generally indicates underwriting profitability.  Harleysville Group's statutory combined ratio decreased to 95.9% and 96.7% for the three and nine months ended September 30, 2007, respectively from 98.5% and 98.8% for the three and nine months ended September 30, 2006, respectively.  The decrease in the combined ratio for the three months ended September 30, 2007 compared to the prior year is due to improved underwriting results in both commercial and personal lines.  The decrease for the nine months ended September 30, 2007 compared to the prior year is due to improved underwriting results in commercial lines, partially offset by a lower underwriting gain in personal lines.

The statutory combined ratios by line of business for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Commercial:
Automobile	95.8%	100.2%	93.8%	99.5%
Workers compensation	112.8%	116.1%	112.3%	117.3%
Commercial multi-peril	96.2%	98.3%	98.5%	99.8%
Other commercial	85.4%	80.8%	83.6%	83.3%
Total commercial	97.2%	99.5%	97.5%	100.4%
Personal:
Automobile	90.7%	99.5%	97.4%	99.9%
Homeowners	89.6%	90.3%	90.5%	83.5%
Other personal	80.7%	65.4%	79.0%	68.0%
Total personal	89.6%	93.6%	93.2%	91.2%
Total personal and commercial	95.9%	98.5%	96.7%	98.8%

The commercial lines statutory combined ratio decreased to 97.2% and 97.5% for the three and nine months ended September 30, 2007 from 99.5% and 100.4% for the three and nine months ended September 30, 2006.  The decreases were primarily due to declines in the combined ratio for the commercial auto, commercial multi-peril, and workers compensation lines of business.  Favorable prior accident year development as well as improved underwriting results in the current accident year contributed to the decreases in the commercial auto and commercial multi-peril lines

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

of business.  The decreases in the commercial auto combined ratios were primarily due to the recognition of favorable development of $1.8 million and $8.8 million for the three and nine months ended September 30, 2007, respectively, while favorable development of $1.9 million and $3.0 million was recognized in the three and nine months ended September 30, 2006, respectively.  The decreases in the commercial multi-peril ratios were primarily due to the recognition of favorable development of $1.3 million and $2.4 million for the three and nine months ended September 30, 2007, respectively, while favorable development of $1.0 million and $2.9 million was recognized in the three and nine months ended September 30, 2006, respectively.  The decreases in the workers compensation combined ratios were primarily due to improved underwriting results in the current accident year.

The personal lines statutory combined ratio decreased to 89.6% from 93.6% for the three months ended September 30, 2007 and 2006, respectively, primarily due to the recognition of favorable development in the personal auto line of business due to lower than expected claims severity.  The personal lines statutory combined ratio increased to 93.2% from 91.2% for the nine months ended September 30, 2007 and 2006, respectively, primarily due to the recognition of a lesser amount of favorable development through nine months ended September 30, 2007 than the favorable development recognized in the nine months ended September 30, 2006.

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	September 30, 2007	December 31, 2006
	(in thousands)
Commercial:
Automobile	$306,794	$308,961
Workers compensation	335,812	327,630
Commercial multi-peril	517,226	481,173
Other commercial	98,262	92,542
Total commercial	1,258,094	1,210,306
Personal:
Automobile	82,292	87,508
Homeowners	29,600	30,319
Other personal	1,724	1,716
Total personal	113,616	119,543
Total personal and commercial	1,371,710	1,329,849
Plus reinsurance recoverables	164,066	163,796
Total liability	$1,535,776	$1,493,645

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the increase (decrease) in the liability for unpaid losses and loss settlement expenses attributable to insured events of prior years for the nine months ended September 30, 2007 by line of business:

		Accident Years
	Total	2006	2005	2004 and Prior Years
	(in thousands)
Commercial:
Automobile	$(8,838)	$(813)	$(1,584)	$(6,441)
Workers compensation	73	(2,432)	(1,150)	3,655
Commercial multi-peril	(2,440)	(9,529)	(6,492)	13,581
Other commercial	(365)	(1,650)	179	1,106
Total commercial	(11,570)	(14,424)	(9,047)	11,901
Personal:
Automobile	(4,342)	(1,084)	(579)	(2,679)
Homeowners	(3,620)	(865)	(819)	(1,936)
Other personal	250	253	(54)	51
Total personal	(7,712)	(1,696)	(1,452)	(4,564)
Total net development	$(19,282)	$(16,120)	$(10,499)	$7,337

There was $19.3 million of net favorable development in the provision for insured events in prior years for the nine months ended September 30, 2007, ($4.5 million in the third quarter of 2007), of which $11.6 million was in commercial lines and $7.7 million was in personal lines.  The favorable development primarily related to the 2003 through 2006 accident years as a result of lower than expected claim severity broadly experienced across all casualty lines, partially offset by adverse development in accident years prior to 2003.

There was $2.4 million of net favorable development in the provision for insured events in prior years for commercial multi-peril lines of business for the nine months ended September 30, 2007 ($1.3 million of favorable development in the third quarter of 2007).  The favorable development was comprised of $17.1 million of favorable development related to the 2003 through 2006 accident years, partially offset by adverse development of $14.7 million in accident years prior to 2003.  The favorable development in the 2003 through 2006 accident years was primarily a result of lower than expected claims severity.  The adverse development in the accident years prior to 2003 was primarily a result of a higher than expected claims severity in the liability portion of the line in both the loss and loss settlement expenses.

There was $15.1 million of net favorable development in the provision for insured events in prior years for the nine months ended September 30, 2006 ($6.1 million in the third quarter of 2006) of which $6.4 million was in commercial lines and $8.7 million was in personal lines.  The favorable development primarily related to the 2003 through 2005 accident years as a result of lower than expected claims severity in casualty lines, partially offset by adverse development in prior accident years.  The adverse development was primarily in the workers compensation and commercial multi-peril lines of business.  The adverse development in the workers compensation line primarily related to higher than expected medical severity trends in the 1997-2001 accident years.  The adverse development in the commercial multi-peril line primarily related to higher than expected claims severity in the liability portion of the line in both the loss and loss settlement expenses.

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group's pooling share of the total pooled amounts:

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

	For the nine months ended September 30, 2007	For the year ended December 31, ,2006
	(dollars in thousands)

Number of claims pending, beginning of period	5,481	6,020
Number of claims reported	6,504	8,601
Number of claims settled or dismissed	(6,367)	(9,140)
Number of claims pending, end of period	5,618	5,481
Losses paid	$43,597	$55,818
Loss settlement expenses paid	$9,915	$12,610

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

The following table presents the liability for unpaid losses and loss settlement expenses by case and incurred but not reported (IBNR) reserves by line of business as of September 30, 2007:

	Case	IBNR	Liability for Loss Settlement Expenses	IBNR (Incl. Liability for Loss Settlement Expenses)	Total Liability
	(in thousands)
Commercial:
Automobile	$99,862	$154,946	$51,986	$206,932	$306,794
Workers compensation	144,771	146,415	44,626	191,041	335,812
Commercial multi-peril	136,987	239,276	140,963	380,239	517,226
Other commercial	20,948	52,408	24,906	77,314	98,262
Total commercial	402,568	593,045	262,481	855,526	1,258,094
Personal:
Automobile	39,392	28,907	13,993	42,900	82,292
Homeowners	9,952	13,890	5,758	19,648	29,600
Other personal	628	867	229	1,096	1,724
Total personal	49,972	43,664	19,980	63,644	113,616
Total net liability	452,540	636,709	282,461	919,170	1,371,710
Reinsurance recoverables	124,526	38,902	638	39,540	164,066
Total gross liability	$577,066	$675,611	$283,099	$958,710	$1,535,776

Reinsurance receivables were $168.4 million and $167.2 million at September 30, 2007 and December 31, 2006, respectively.  Of these amounts, $95.7 million and $93.9 million, or 57% and 56%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi governmental pools and reinsurance facilities where, Harleysville Group believes, there is virtually no credit risk.  The remainder of the reinsurance receivables are principally due from reinsurers rated A- or higher by A.M. Best.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses.  Harleysville Group's reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims.  As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements.  There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at September 30, 2007.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

Net catastrophe losses decreased $2.8 million and $3.2 million for the three and nine months ended September 30, 2007, respectively, primarily due to less severe catastrophes in the 2007 periods.

Effective for one year from July 1, 2007, the Company's subsidiaries and Mutual and its wholly owned subsidiaries renewed its catastrophe reinsurance treaty under which they are purchasing higher coverage limits while increasing their retention levels and decreasing their co-participation.  Annual retentions and limits on the expiring and new treaties are set forth below:

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

The maximum recovery under the new treaty is $195.0 million; under the expiring treaty it was $153.5 million.  Harleysville Group's pooling share of this maximum recovery would be $140.4 million, compared to a maximum recovery of $110.5 million under the expiring treaty.  Both the new treaty and the expiring treaty include reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event a first catastrophe occurs.

Effective July 1, 2007, the Company's subsidiaries and Mutual and its wholly owned subsidiaries terminated the Terrorism Loss Events cover in its property per risk excess of loss reinsurance treaty.  The per risk excess treaty continues to provide limited terrorism coverage.

Harleysville Group froze its defined benefit pension plan at the then current benefit levels as of March 31, 2006.  Harleysville Group's portion of pension expense for the plan was $0.1 million and $0.4 million for the three and nine months ended September 30, 2007, respectively, and $0.2 million and $1.7 million for the three and nine

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

months ended September 30, 2006, respectively.  Harleysville Group enhanced its 401(k) retirement savings plan to provide for a company contribution equal to 5% of salary for all eligible employees, effective April 1, 2006, and recognized expense of $0.9 million and $2.8 million for the three and nine months ended September 30, 2007, respectively, and $1.0 million and $2.0 million for the three and nine months ended September 30, 2006, respectively, due to this enhancement.

Other income increased $0.5 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 primarily due to a $2.7 million gain on the sale of the Company's office building in Traverse City, Michigan in the second quarter 2007, partially offset by a decrease of $2.1 million in claim handling fees received in connection with the National Flood Insurance Program, related primarily to flood claims from Hurricane Katrina.  Other income did not change materially for the three months ended September 30, 2007 as compared to the same prior year period.

The income tax expense for the three and nine months ended September 30, 2007 includes a tax benefit of $1.7 million and $5.3 million associated with tax-exempt interest compared to $2.0 million and $6.7 million in the same prior year periods.

Liquidity and Capital Resources

Operating activities provided $127.1 million and $114.0 million of net cash for the nine months ended September 30, 2007 and 2006, respectively.  The change primarily is from an increase in net cash provided by investment income and the change in the affiliate balance, partially offset by a decrease in net cash provided by underwriting activities.

Investing activities used $55.4 million and $117.0 million of net cash for the nine months ended September 30, 2007 and 2006, respectively.  The decrease is primarily due to a decrease in net purchases of fixed maturity investments, partially offset by a decrease in the net sales of equity securities.

Financing activities used $71.2 million and provided $2.6 million of net cash for the nine months ended September 30, 2007 and 2006, respectively.  The change is primarily due to the purchase of treasury stock in 2007 and a decrease in the issuance of common stock.

Harleysville Group's investment strategy is designed to complement and support the insurance operations.  Harleysville Group considers projected cash flow (premiums, investment income, reinsurance programs, liability payout patterns, general expenses, large seasonal obligations, intercompany transfers, etc.) to assure that sufficient liquidity exists within Harleysville Group and Mutual.  Maintaining a regular maturity schedule in readily marketable securities is an essential part of addressing liquidity.  This regular maturity schedule is maintained in all interest rate environments.  After-tax yield will be maximized consistent with safety and liquidity considerations by investment in taxable or tax-exempt securities, depending on Harleysville Group's tax position.

Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee.  At September 30, 2007, Harleysville Group held collateral, as described below, of $122.3 million related to securities on loan with a market value of $119.5 million. Harleysville Group's policy is to require initial collateral of 102% of the market value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such market value plus accrued interest over the life of the loan.  Acceptable held collateral

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

includes cash and money market instruments, government securities, A-rated corporate obligations, AAA-rated asset-backed securities or GIC's (Guaranteed Investment Contract) and Funding Agreements from issuers rated A or better.  Harleysville Group received cash collateral which, at September 30, 2007, had been invested as follows: 51% of the collateral was held in cash and cash equivalents (maturities of three months or less) and 49% of the collateral was held in securities which may fluctuate in value and have variable interest rates and maturities of up to three years.  These securities are classified as held to maturity.  The securities on loan to others have been segregated from the other invested assets on the balance sheet.  In addition, the assets and liabilities have been grossed up to reflect the investment of the collateral received under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

Harleysville Group Inc. maintained $6.2 million of cash and marketable securities at September 30, 2007 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock.  In June 2007, the Company's Board of Directors authorized a stock repurchase plan under which up to 1.6 million shares of its outstanding common stock could be repurchased through an open market purchase program.  The Company was authorized to repurchase shares from Mutual, which owns 53% of the Company's stock, at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of Mutual and the public float as of the authorization date.  This program was completed on July 18, 2007.  On August 1, 2007, the Board of Directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock for a two year period under terms similar to the first repurchase authorization.  As of September 30, 2007, the Company had repurchased 227,608 shares under the second authorization, leaving 1,372,392 shares authorized to be repurchased. An additional 53,402 shares were repurchased in October 2007.  On August 1, 2007, the board of directors approved an increase in the Company's regular quarterly cash dividend to $0.25 per share from $0.19 per share.  The Company has no other material commitments for capital expenditures as of September 30, 2007.

As a holding company, the Company's principal source of cash is dividends from its insurance subsidiaries.  The Company's insurance subsidiaries are subject to state laws that restrict their ability to pay dividends.  The Company's insurance subsidiaries declared dividends payable to the Company of $117.6 million in June 2007.  As of September 30, 2007, dividends of $58.0 million had been paid to the Company.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 3.
Quantitative and Qualitative Disclosure
About Market Risk

Harleysville Group’s market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of Harleysville Group’s investment portfolio as a result of fluctuations in prices and interest rates.  Harleysville Group attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities.  No material changes to Harleysville Group's market risk have occurred since December 31, 2006.

Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2006 to September 30, 2007.  In addition, the Company has maintained approximately the same investment mix during this period.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 4.
Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007, which is the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these  disclosure controls and procedures are effective to  provide that  (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)
Change in internal control over financial reporting.  There was no change in the Company's internal control over financial reporting that occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 1A	Risk Factors

For a discussion of risk factors applicable to the Company, see page 26 "Risk Factors."

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program

July 1 - July 31, 2007	727,877	$33.53	727,877	0
Aug. 1 - Aug. 31, 2007	197,444	$30.70	197,444	1,402,556
Sept. 1 - Sept. 30, 2007	30,164	$30.99	30,164	1,372,392

(1)
In June 2007, the Board of Directors authorized the Company to repurchase up to 1.6 million shares of its outstanding common stock for a two year period in the open market or in privately negotiated transactions.  The Company was authorized to repurchase shares from Harleysville Mutual Insurance Company (Mutual), which owns 53% of the Company's stock, at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of Mutual and the public float as of the authorization date.  This program was completed on July 18, 2007.  On August 1, 2007, the Board of Directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock for a two year period in the open market or in privately negotiated transactions.  The Company is authorized to repurchase shares from Mutual at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of Mutual and the public float as of the authorization date.

(2)	Represents the total number of shares repurchased during the period, of which 955,485 of these shares were settled for cash on or before September 30, 2007.

ITEM 6	a.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
(Continued)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harleysville Group Inc.

Date: November 8, 2007	By:	/s/ ARTHUR E. CHANDLER
Arthur E. Chandler Senior Vice President and Chief Financial Officer (duly elected officer and principal financial officer)