Form 10-K
period 2007-12-31
HARLEYSVILLE GROUP INC
filed 2008-03-07
CIK 792013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————

FORM 10-K

——————

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

On June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the registrant was $487,491,848.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  30,386,679 shares of Common Stock outstanding on March 3, 2008

DOCUMENTS INCORPORATED BY REFERENCE:

1.

Portions of the registrant’s proxy statement relating to the annual meeting of stockholders to be held April 23, 2008 are incorporated by reference in Part III of this report.

HARLEYSVILLE GROUP INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2007

PART I

Item 1.

Business.

General

Harleysville Group Inc. (the Company) is an insurance holding company headquartered in Pennsylvania which, through its subsidiaries, engages in the property and casualty insurance business on a regional basis. As used herein, “Harleysville Group” refers to Harleysville Group Inc. and its subsidiaries.

The Company is a Delaware corporation formed by Harleysville Mutual Insurance Company (the Mutual Company) in 1979 as a wholly owned subsidiary. In May 1986, the Company completed an initial public offering of its common stock, reducing the percentage of outstanding shares owned by the Mutual Company to approximately 70%. In April 1992, the Mutual Company completed a secondary public offering of a portion of the Company’s common stock then owned by it, further reducing the percentage of outstanding shares owned by the Mutual Company. At December 31, 2007, the Mutual Company owned approximately 53% of the Company’s outstanding shares.

Harleysville Group and the Mutual Company operate together to pursue a strategy of underwriting a broad array of personal and commercial coverages. These insurance coverages are marketed primarily in the eastern and midwestern United States through approximately 1,500 insurance agencies. Regional offices are maintained in Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, and Virginia. The Company’s property and casualty insurance subsidiaries are: Harleysville-Atlantic Insurance Company (Atlantic), Harleysville Insurance Company (HIC), Harleysville Insurance Company of New Jersey (HNJ), Harleysville Insurance Company of New York (HIC New York), Harleysville Insurance Company of Ohio (HIC Ohio), Harleysville Lake States Insurance Company (Lake States), Harleysville Preferred Insurance Company (Preferred), and Harleysville Worcester Insurance Company (Worcester). Mid-America Insurance Company (Mid-America), a former subsidiary, was merged into Worcester in 2007.

The Company operates regionally. Management believes that the Company’s regional organization permits each regional operation to benefit from economies of scale provided by centralized support while encouraging local marketing autonomy and managerial entrepreneurship. Services which directly involve the insured or the agent (i.e., underwriting, claims and marketing) generally are performed regionally in accordance with Company-wide standards to promote high quality service, while actuarial, investment, legal, data processing and similar services are performed centrally. The Company’s network of regional insurance companies has expanded significantly in the last twenty-four years. In 1983, the Company acquired Worcester, a property and casualty insurer which has conducted business in New England since 1823. In 1984, HNJ was formed by the Company and began underwriting property and casualty insurance in New Jersey. In 1987, the Company acquired Atlantic, a property and casualty insurer which has conducted business in the southeastern United States since 1905. In 1991, the Company acquired Mid-America, which conducted business in Connecticut, and HIC New York, which primarily conducts business in upstate New York. In 1993, the Company acquired Lake States, which primarily conducts business in Michigan. In 1994, the Company formed HIC Ohio which began underwriting property and casualty insurance in Ohio. In 1997, the Company acquired HIC, which primarily conducts business in Minnesota and neighboring states.

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

Harleysville Group and the Mutual Company have a pooled rating of “A-” (excellent) which was affirmed by A.M. Best Company, Inc. (Best’s) in January 2008. Best’s ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Management believes that the Best’s rating is an important factor in marketing Harleysville Group’s products to its agents and customers, and that the current rating is satisfactory in that regard.

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

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2007	2006	2005
GAAP combined ratio	96.9%	99.1%	101.9%
Statutory operating ratios:
Loss ratio	62.8%	64.3%	67.4%
Expense and dividend ratios	33.9%	34.3%	34.8%
Statutory combined ratio	96.7%	98.6%	102.2%

The following table sets forth the net written premiums and combined ratios by line of insurance, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for Harleysville Group for the periods indicated:

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Net Premiums Written
Commercial:
Automobile	$193,228	$206,316	$221,680
Workers compensation	97,017	97,113	95,877
Commercial multi-peril	325,911	321,270	306,267
Other commercial	77,012	71,189	68,532
Total commercial	693,168	695,888	692,356
Personal:
Automobile	69,052	71,270	78,787
Homeowners	66,946	63,124	59,175
Other personal	8,827	8,535	8,726
Total personal	144,825	142,929	146,688
Total Harleysville Group Business	$837,993	$838,817	$839,044
Combined Ratios
Commercial:
Automobile	94.7%	99.3%	101.1%
Workers compensation	112.2%	117.2%	124.0%
Commercial multi-peril	97.8%	98.9%	101.5%
Other commercial	83.8%	86.6%	98.7%
Total commercial	97.5%	100.3%	104.3%
Personal:
Automobile	99.7%	99.3%	99.2%
Homeowners	86.8%	82.6%	87.6%
Other personal	79.8%	69.8%	72.3%
Total personal	92.7%	90.6%	93.1%
Total Harleysville Group Business	96.7%	98.6%	102.2%

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

Pursuant to the terms of the pooling agreement with the Mutual Company, each of the Company’s subsidiary participants cedes premiums, losses and underwriting expenses on all of its business to the Mutual Company which, in turn, retrocedes to such subsidiaries a specified portion of premiums, losses and underwriting expenses of the Mutual Company and such subsidiaries. Under the terms of the intercompany pooling agreement which became effective January 1, 1986, Preferred and HNJ ceded to the Mutual Company all of their insurance business written on or after January 1, 1986. All of the Mutual Company’s property and casualty insurance business written or in force on or after January 1, 1986, was also included in the pooled business. The pooling agreement provides, however, that Harleysville Group is not liable for any losses incurred by the Mutual Company, Preferred and HNJ prior to January 1, 1986. The pooling agreement does not legally discharge Harleysville Group from its primary liability for the full amount of the policies ceded. However, it makes the Mutual Company liable to Harleysville Group to the extent of the business ceded.

The following table sets forth a chronology of the changes that have occurred in the pooling agreement since it became effective on January 1, 1986.

Chronology of Changes in Pooling Agreement

Date	Harleysville Group Percentage	Mutual Company/Pennland Percentage	Event
January 1, 1986	30%	70%	Current pooling agreement began with Preferred and HNJ as participants with the Mutual Company.
July 1, 1987	35%	65%	Atlantic acquired and included in the pool.
January 1, 1989	50%	50%	Worcester included in the pool.
January 1, 1991	60%	40%	HIC New York and Mid-America acquired and included in the pool and the Mutual Company formed Pennland (not a pool participant) to write Pennsylvania personal automobile business.
January 1, 1996	65%	35%	Pennland included in the pool.
January 1, 1997	70%	30%	Lake States included in the pool.
January 1, 1998	72%	28%	HIC included in the pool.
January 1, 2008	80%	20%	Amendment to the pooling agreement.

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

TOTAL POOLED BUSINESS

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Net Premiums Written
Commercial:
Automobile	$268,372	$286,550	$308,576
Workers compensation	134,746	134,878	133,161
Commercial multi-peril	452,655	446,209	432,788
Other commercial	106,961	98,874	96,782
Total commercial	962,734	966,511	971,307
Personal:
Automobile	95,905	98,986	109,840
Homeowners	92,981	87,672	84,310
Other personal	12,260	11,854	12,119
Total personal	201,146	198,512	206,269
Total pooled business	$1,163,880	$1,165,023	$1,177,576
Combined Ratios(1)
Commercial:
Automobile	94.9%	99.5%	101.0%
Workers compensation	112.2%	119.0%	124.4%
Commercial multi-peril	97.9%	99.8%	99.9%
Other commercial	84.8%	78.8%	97.5%
Total commercial	97.7%	100.2%	103.5%
Personal:
Automobile	102.0%	106.9%	100.9%
Homeowners	86.9%	82.8%	85.3%
Other personal	79.8%	69.8%	72.3%
Total personal	93.9%	94.5%	93.1%
Total pooled business	97.0%	99.3%	101.6%

———————

(1)

See the definition of combined ratio in “Business-Property and Casualty Underwriting.”

The combined ratio for the total pooled business differs from Harleysville Group’s combined ratio primarily because of the effect of the inclusion of incurred losses occurring prior to 1986 retained by the Mutual Company and, for 2005, the effect of the aggregate catastrophe reinsurance agreement with the Mutual Company. See Note 2(a) of the Notes to Consolidated Financial Statements and Business–Reinsurance.

Reserves. Loss reserves are estimates at a given point in time of what the insurer expects to pay to claimants for claims occurring on or before such point in time, including claims which have been incurred but not yet reported to the insurer. These are estimates, and it can be expected that the ultimate liability will exceed or be less than such estimates. During the loss settlement period, additional facts regarding individual claims may become known, and consequently it often becomes necessary to refine and adjust the estimates of liability.

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

TOTAL POOLED BUSINESS

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Reserves for losses and loss settlement expenses, beginning of the year	$1,893,753	$1,761,198	$1,613,374
Incurred losses and loss settlement expenses:
Provision for insured events of the current year	756,641	773,770	811,778
Decrease in provisions for insured events of prior years	(26,315)	(17,424)	(19,545)
Total incurred losses and loss settlement expenses	730,326	756,346	792,233
Payments:
Losses and loss settlement expenses attributable to insured events of the current year	251,544	228,632	254,441
Losses and loss settlement expenses attributable to insured events of prior years	405,441	395,159	389,968
Total payments	656,985	623,791	644,409
Reserves for losses and loss settlement expenses, end of the year	$1,967,094	$1,893,753	$1,761,198

The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses from 1997 through 2007 for the pooled business of the Mutual Company and Harleysville Group on a statutory basis. “Reserve for losses and loss settlement expenses” sets forth the estimated liability for unpaid losses and loss settlement expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss settlement expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported.

The “Reserves reestimated” portion of the table shows the reestimated amount of the previously recorded liability based on experience of each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. For example, the 1997 liability has developed a redundancy after ten years, in that reestimated losses and loss settlement expenses are expected to be lower than the initial estimated liability established in 1997 of $1,125 million by $18.5 million, or 1.6%.

The “Cumulative amount of reserves paid” portion of the table shows the cumulative losses and loss settlement expense payments made in succeeding years for losses incurred prior to the balance sheet date. For example, the 1997 column indicates that as of December 31, 2007, payments of $940.4 million of the currently reestimated ultimate liability for losses and loss settlement expenses had been made.

The “Redundancy (deficiency)” portion of the table shows the cumulative redundancy or deficiency at December 31, 2007 of the reserve estimate shown on the top line of the corresponding column. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss settlement expenses or were reevaluated at less than the original reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss settlement expenses or were reevaluated at more than the originally reserved amounts.

The following table includes all 2007 pool participants as if they had participated in the pooling arrangement in all years indicated except for acquired pool participant companies, which are included from their date of acquisition. Under the terms of the pooling arrangement, Harleysville Group is not responsible for losses on the pooled business of the Mutual Company, Preferred and HNJ occurring prior to January 1, 1986.

TOTAL POOLED BUSINESS

	Year ended December 31,
	1997	1998		1999	2000	2001	2002	2003	2004		2005	2006	2007
	(dollars in thousands)
Reserve for losses and loss settlement expenses	$1,124,910	$1,172,664		$1,181,066	$1,136,848	$1,147,517	$1,224,380	$1,514,548	$1,613,374		$1,761,198	$1,893,753	$1,967,094
Reserves reestimated:
One year later	1,068,687	1,090,640		1,115,747	1,114,404	1,143,701	1,397,821	1,538,929	1,593,829		1,743,774	1,867,438
Two years later	1,005,208	1,042,183		1,097,544	1,124,881	1,308,498	1,459,056	1,566,305	1,602,547		1,746,441
Three years later	972,318	1,027,968		1,106,107	1,245,333	1,369,239	1,501,724	1,605,840	1,622,733
Four years later	961,721	1,028,927		1,182,626	1,290,895	1,413,644	1,557,058	1,630,971
Five years later	962,861	1,073,694		1,214,740	1,325,808	1,478,729	1,585,986
Six years later	995,904	1,099,420		1,244,763	1,387,325	1,505,789
Seven years later	1,018,216	1,126,334		1,302,257	1,411,603
Eight years later	1,039,515	1,179,344		1,324,960
Nine years later	1,088,898	1,197,875
Ten years later	1,106,412
Cumulative amount of reserves paid:
One year later	338,377	358,526		391,524	395,561	372,642	437,855	490,353	389,968		395,159	405,441
Two years later	540,522	562,908		609,016	609,777	654,045	759,313	742,476	642,066		673,385
Three years later	674,740	695,315		753,893	801,234	884,746	935,691	921,520	835,193
Four years later	756,502	777,204		864,840	945,886	1,005,199	1,051,788	1,042,755
Five years later	801,602	838,597		951,286	1,019,943	1,076,672	1,127,999
Six years later	837,855	892,222		1,001,074	1,066,271	1,130,754
Seven years later	877,219	926,315		1,035,686	1,102,146
Eight years later	902,405	952,929		1,062,051
Nine years later	924,160	972,123
Ten years later	940,392
Cumulative redundancy/ (deficiency)	18,498	(25,211)		(143,894)	(274,755)	(358,272)	(361,606)	(116,423)	(9,359)		14,757	26,315
Cumulative redundancy/ (deficiency) expressed as a percent of year-end reserves	1.6%	(2.1%	)	(12.2% )	(24.2% )	(31.2% )	(29.5% )	(7.7% )	(0.6%	)	0.8%	1.4%
Cumulative redundancy/ (deficiency) excluding pre-1986 reserve development (1)	59,500	13,304		(106,911)	(240,159)	(324,503)	(330,018)	(92,505)	7,439		26,502	30,621

———————

(1)

Excludes business not included in pooling arrangement with Harleysville Group.

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

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Reserves for losses and loss settlement expenses, beginning of the year	$1,329,849	$1,237,090	$1,131,609
Incurred losses and loss settlement expenses:
Provision for insured events of the current year	545,077	557,908	584,929
Decrease in provision for insured events of prior years	(22,047)	(18,085)	(17,533)
Total incurred losses and loss settlement expenses	523,030	539,823	567,396
Payments:
Losses and loss settlement expenses attributable to insured events of the current year	181,406	165,409	183,645
Losses and loss settlement expenses attributable to insured events of prior years	289,661	281,655	278,270
Total payments	471,067	447,064	461,915
Reserves for losses and loss settlement expenses, end of the year	$1,381,812	$1,329,849	$1,237,090

See page 9 for reconciliation of net reserves to gross reserves.

Harleysville Group recognized net favorable development in the provision for insured events of prior years of $22.0 million in 2007, primarily due to lower-than-expected claims severity broadly experienced across all casualty lines in accident years 2003 through 2006, partially offset by adverse development in the 2002 and prior accident years. The favorable development consisted of $12.5 million in commercial lines and $9.5 million in personal lines.

Harleysville Group recognized net favorable development in the provision for insured events of prior years of $18.1 million in 2006, primarily due to lower-than-expected claims severity in accident years 2002 through 2005 for most commercial and personal lines of business, partially offset by greater-than-expected claims severity in the 2001 and prior accident years. The favorable development consisted of $8.1 million in commercial lines and $10.0 million in personal lines.

Harleysville Group recognized net favorable development in the provision for insured events of prior years of $17.5 million in 2005, primarily due to lower-than-expected claims severity in accident years 2004 and 2003, partially offset by greater-than-expected claims severity in commercial lines in 2002 and prior accident years. The favorable development consisted of $3.9 million in commercial lines and $13.6 million in personal lines.

The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses for Harleysville Group. The effect of changes to the pooling agreement participation is reflected in this table. For example, the January 1, 1998 increase in Harleysville Group’s pooling participation from 70% to 72% is reflected in the first line of the 1998 column. Amounts of assets equal to increases in net liabilities were transferred to Harleysville Group from the Mutual Company in conjunction with each respective pooling change. The amount of the assets transferred has been netted against and has reduced the cumulative amounts paid for years prior to the pooling changes.

For example, the 1997 column of the “Cumulative amount of reserves paid” portion of the table reflects the assets transferred in conjunction with the 1998 increase in the pooling percentage from 70% to 72% as a decrease netted in the “one year later” line. The cumulative amounts paid are reflected in this manner to maintain comparability. This is because when Harleysville Group pays claims subsequent to the date of a pool participation increase, the amounts paid are greater however, the prior year’s reserve amounts are reflective of a lower pool participation percentage. By reflecting pooling participation increases in this manner, loss development is not obscured. Loss development reflects Harleysville Group’s share of the total pooled business loss development since January 1, 1986 when Harleysville Group began participation, plus loss development of any subsidiary not participating in the pooling agreement.

Loss development information for the total pooled business is presented on pages 6 to 8 to provide greater analysis of underlying claims development.

HARLEYSVILLE GROUP BUSINESS

	Year Ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(dollars in thousands)
Reserve for losses and loss settlement expenses	$793,563	$813,519	$823,914	$792,584	$800,861	$857,182	$1,062,660	$1,131,609	$1,237,090	$1,329,849	$1,381,812
Reserves reestimated:
One year later	750,956	753,987	774,977	775,234	796,213	976,241	1,075,122	1,114,076	1,219,005	1,307,802
Two years later	704,157	717,324	761,234	781,117	909,048	1,015,209	1,091,322	1,114,813	1,217,825
Three years later	678,757	706,491	765,816	862,320	947,660	1,042,276	1,114,275	1,126,248
Four years later	670,534	705,615	815,380	889,996	975,978	1,076,597	1,129,270
Five years later	669,789	732,315	833,373	911,482	1,017,319	1,094,325
Six years later	688,055	745,714	851,335	950,295	1,033,702
Seven years later	698,996	761,438	887,252	964,675
Eight years later	710,694	794,126	900,498
Nine years later	740,893	804,369
Ten years later	750,403
Cumulative amount of reserves paid:
One year later	228,622	252,972	279,153	282,110	265,422	312,224	350,082	278,270	281,655	289,661
Two years later	371,624	397,685	433,901	434,579	465,001	541,063	529,126	456,921	479,720
Three years later	465,897	491,274	536,547	569,696	628,494	665,513	655,219	593,715
Four years later	523,050	548,696	613,701	671,230	712,677	746,455	740,251
Five years later	553,984	590,172	673,327	722,038	761,490	799,069
Six years later	577,360	626,171	706,659	752,787	798,172
Seven years later	603,092	648,203	728,973	776,360
Eight years later	618,715	664,758	745,698
Nine years later	631,916	676,320
Ten years later	641,345
Net cumulative redundancy/ (deficiency)	43,160	9,150	(76,584)	(172,091)	(232,841)	(237,143)	(66,610)	5,361	19,265	22,047
Net cumulative redundancy/ (deficiency) expressed as a percent of year end reserves	5.4%	1.1%	(9.3%)	(21.7% )	(29.1% )	(27.7% )	(6.3% )	0.5%	1.6%	1.7%
Gross reserve	$868,393	$893,420	$901,352	$864,843	$879,056	$928,335	$1,219,977	$1,317,735	$1,480,802	$1,493,645	$1,546,690
Ceded reserve	74,830	79,901	77,438	72,259	78,195	71,153	157,317	186,126	243,712	163,796	164,878
Net reserve	$793,563	$813,519	$823,914	$792,584	$800,861	$857,182	$1,062,660	$1,131,609	$1,237,090	$1,329,849	$1,381,812
Gross cumulative redundancy/ (deficiency)	$(42,495)	$(74,063)	$(181,572)	$(301,368)	$(359,590)	$(368,899)	$(127,160)	$(18,739)	$(6,189)	$8,956
Gross re-estimated	$910,888	$967,483	$1,082,924	$1,166,211	$1,238,646	$1,297,234	$1,347,137	$1,336,474	$1,486,991	$1,484,689
Ceded re-estimated	160,485	163,114	182,426	201,536	204,944	202,909	217,867	210,226	269,166	176,887
Net re-estimated	$750,403	$804,369	$900,498	$964,675	$1,033,702	$1,094,325	$1,129,270	$1,126,248	$1,217,825	$1,307,802

———————

Note:

The amount of cash and investments received equal to the increase in liabilities for unpaid losses and loss settlement expenses was $28,318,000 and $12,392,000 for the changes in pool participation in 1997 and 1998, respectively.

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

Reinsurance for property and auto physical damage losses is currently maintained under a per risk excess of loss treaty affording recovery to $13.0 million above a retention of $2.0 million. Harleysville Group’s 2007 pooling share of such recovery would be $9.4 million above a retention of $1.4 million. In addition, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiaries are reinsured under a catastrophe reinsurance treaty effective for one year from July 1, 2007 which provides coverage ranging from 75% to 85% of up to $250.0 million in excess of a retention of $50.0 million for any given catastrophe. Harleysville Group’s 2007 pooling share of this coverage would range from 75% to 85% of up to $180.0 million in excess of a retention of $36.0 million for any given catastrophe. Accordingly, pursuant to the terms of the treaty, the maximum recovery would be $195.0 million for any catastrophe involving an insured loss equal to or greater than $300.0 million. Harleysville Group’s pooling share of this maximum recovery would be $140.4 million for any catastrophe involving an insured loss of $216.0 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Most terrorism losses would not be covered by the treaty. Harleysville Group has not purchased funded catastrophe covers.

Casualty reinsurance (including liability and workers compensation subject to per-life maximums) is currently maintained under an excess of loss treaty affording recovery to $37.0 million above a retention of $3.0 million for each loss occurrence. Harleysville Group’s 2007 pooling share of a recovery would be up to $26.6 million above a retention of $2.2 million. In addition, there is reinsurance to protect Harleysville Group from large workers compensation losses on a per-life basis above a retention of $2.0 million. Harleysville Group’s pooling share of this retention would be $1.4 million. For umbrella liability coverages, reinsurance protection up to 75% of the first $4.0 million over a retention of $1.0 million and 100% of the next $5.0 million in excess of $5.0 million is provided. Harleysville Group’s 2007 pooling share would provide for a maximum recovery of $5.8 million over a retention of $0.7 million. The casualty reinsurance programs provide coverage for a terrorist event with no reinstatement provision.

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

The Company’s subsidiaries and the Mutual Company are servicing carriers in the “Write-Your-Own” (WYO) program of the United States government’s National Flood Insurance Program (NFIP). The WYO program is a cooperative undertaking of the insurance industry and the Federal Emergency Management Agency. As servicing carriers, Harleysville Group and the Mutual Company bear no risk of loss on flood insurance policies. All of the premiums collected on flood insurance policies are ceded to the federal government and, in exchange a servicing fee is received from which agency commission, claim handling fees and other related expenses are paid.

As a writer of personal and commercial automobile policies in the state of Michigan, in compliance with applicable state regulations, Harleysville Group cedes premiums and claims for medical benefits and work loss, above a specified retention amount, to the Michigan Catastrophic Claims Association. For policies effective July 1, 2007 to June 30, 2008, the required retention is $420,000.

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

Marketing. Harleysville Group markets its insurance products through independent agencies and monitors the performance of these agencies relative to many factors including profitability, growth and retention. At December 31, 2007, there were approximately 1,500 agencies.

Investments

An important element of the financial results of Harleysville Group is the return on invested assets. An investment objective of Harleysville Group is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. An objective also is to provide adequate funds to pay claims without forced sales of investments. At December 31, 2007, substantially all of Harleysville Group’s fixed maturity investment portfolio was rated investment grade and the investment portfolio did not contain any real estate or mortgage loans. Harleysville Group also invests in equity securities with the objective of capital appreciation.

Harleysville Group has adopted and follows an investment philosophy which precludes the purchase of non-investment grade fixed income securities. However, due to uncertainties in the economic environment, it is possible that the quality of investments held in Harleysville Group’s portfolio may change.

The following table shows the composition of Harleysville Group’s fixed maturity investment portfolio at amortized cost, excluding short-term investments and securities lending collateral, by rating as of December 31, 2007:

	December 31, 2007
	Amount	Percent
	(dollars in thousands)
Rating(1)
U.S. Treasury and U.S. agency bonds (2)	$623,523	29.0%
Aaa	666,038	31.0
Aa	467,125	21.8
A	344,756	16.1
Baa	26,309	1.2
Ba	15,567	0.7
B	3,991	0.2
Total	$2,147,309	100.0%

———————

(1)

Ratings assigned by Moody’s Investors Services, Inc.

(2)

Includes GNMA pass-through obligations and collateralized mortgage obligations.

Harleysville Group invests in both taxable and tax-exempt fixed income securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds made up approximately 28%, 27% and 36% of the total investment portfolio at December 31, 2007, 2006 and 2005, respectively.

The following table shows the composition of Harleysville Group’s investment portfolio at carrying value, excluding short-term investments and securities lending collateral, by type of security as of December 31, 2007:

	December 31, 2007
	Amount	Percent
	(dollars in thousands)
Fixed maturities:
U.S. Treasury obligations	$84,307	3.7%
U.S. agency obligations	177,149	7.9
Mortgage-backed securities	373,479	16.6
Obligations of states and political subdivisions	769,295	34.2
Corporate securities	770,005	34.2
Total fixed maturities	2,174,235	96.6
Equity securities	76,297	3.4
Total	$2,250,532	100.0%

Investment results of Harleysville Group’s fixed maturity investment portfolio are as shown in the following table:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Invested assets(1)	$2,123,708	$1,954,158	$1,733,086
Investment income(2)	$105,861	$95,101	$86,463
Average yield	5.0%	4.9%	5.0%

———————

(1)

Average of the aggregate invested amounts at amortized cost at the beginning and end of the period.

(2)

Investment income does not include investment expenses, realized investment gains or losses or provision for income taxes.

The following table indicates the composition of Harleysville Group’s fixed maturity investment portfolio at carrying value, excluding short-term investments and securities lending collateral, by time to maturity as of December 31, 2007:

	December 31, 2007
	Amount	Percent
	(dollars in thousands)
Due in(1)
1 year or less	$266,152	12.2%
Over 1 year through 5 years	784,318	36.1
Over 5 years through 10 years	691,630	31.8
Over 10 years	58,656	2.7
	1,800,756	82.8
Mortgage-backed securities	373,479	17.2
Total	$2,174,235	100.0%

———————

(1)

Based on stated maturity dates with no prepayment assumptions. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The average expected life of Harleysville Group’s investment portfolio as of December 31, 2007 was approximately 4.7 years.

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

The Terrorism Risk Insurance Act of 2002 (the Act) established a program that provides a backstop for insurance-related losses resulting from any act of terrorism as defined. The Act, originally set to expire in 2005, was extended through December 31, 2007 in December 2005. The Act was extended again through December 31, 2014 in December 2007 and retitled as the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) of 2007. Under the program, the federal government will pay 85% of covered losses after an insurer’s losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. The triggering threshold for certifying an act of terrorism is $100 million in 2007 through 2014. TRIPRA adds coverage for domestic acts of terror, in addition to foreign acts of terror covered under the previous act.

The statutory formula for determining a company’s deductible for each year is based on the company’s direct commercial earned premiums for the prior calendar year multiplied by a specified percentage. These percentages are 20% for 2007 through 2014. The following lines of business are excluded from coverage and are not to be included in the deductible calculation: commercial auto, burglary and theft, surety, professional liability and farmowners’ multiperil insurance. Based on the Company’s insurance subsidiaries 2007 earned premiums for lines subject to the Act, our 2008 deductible would be $102 million.

The Act and TRIPRA require all property and casualty insurers to make terrorism insurance coverage available in all of their covered commercial property and casualty insurance policies (as defined in the Act).

In the event the Act is not renewed beyond 2014, or is renewed in a materially different form, the Company may have to attempt to obtain appropriate reinsurance for the related terrorism risk, seek exclusion from coverage related to terrorism exposure from the appropriate regulatory authorities, limit certain of its writings, or pursue a solution encompassing aspects of one or more of the foregoing.

The insurance industry has received adverse publicity about alleged anti-competitive activities by certain insurance brokers and insurers. Harleysville Group primarily distributes its products through its agents and writes approximately 2% of its premiums through brokers.

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

The Company’s insurance subsidiaries generally are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary, for the preceding year. Applying the current regulatory restrictions as of December 31, 2007, $112.2 million would be available for distribution to Harleysville Group Inc. after June 5, 2008 without prior approval. The Company’s insurance subsidiaries paid dividends to the Company of $63.0 million in 2007 and $15.0 million in 2005. No dividends were paid in 2006. An additional $54.6 million of dividends were declared in 2007 and remain unpaid at December 31, 2007.

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

Harleysville Group is required to file financial statements for its subsidiaries, prepared by using statutory accounting practices, with state regulatory authorities. The adjustments necessary to reconcile net income and shareholders’ equity determined by using SAP to net income and shareholders’ equity determined in accordance with GAAP are as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity December 31,
	2007	2006	2005	2007	2006
	(in thousands)
SAP amounts	$114,343	$131,263	$62,330	$671,895	$686,149
Adjustments:
Deferred policy acquisition costs	(363)	(1,856)	3,418	101,954	102,317
Deferred income taxes	(10,728)	(13,120)	(513)	(1,078)	10,361
Unrealized investment gains				27,325	5,262
Pension	1,573	118	(1,701)	(7,445)	(18,251)
Non-admitted assets				6,260	5,987
Other, net	(2,853)	(5,006)	(1,276)	8,574	8,486
Holding company(1)	(1,918)	(330)	(827)	(48,644)	(88,149)
GAAP amounts	$100,054	$111,069	$61,431	$758,841	$712,162

———————

(1)

Represents the GAAP loss and equity amounts for Harleysville Group Inc., excluding the earnings of and investment in subsidiaries.

Business - Relationship with the Mutual Company

Harleysville Group’s operations are interrelated with the operations of the Mutual Company due to the pooling arrangement and other factors. The Mutual Company owned approximately 53% of the issued and outstanding common stock of Harleysville Group Inc. at December 31, 2007. Harleysville Group employees provide a variety of services to the Mutual Company and its wholly owned subsidiaries. The cost of facilities and employees required to conduct the business of both companies is charged on a cost-allocated basis. Harleysville Group also manages the operations of the Mutual Company and its wholly owned subsidiaries pursuant to a management agreement which commenced January 1, 1993 under which Harleysville Group receives a management fee. Harleysville Group received
$6.3 million, $6.4 million, and $6.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, for all such management services.

All of the Company’s officers are officers of the Mutual Company, and six of the Company’s nine directors are directors of the Mutual Company. A coordinating committee exists to review and evaluate the pooling agreement and other material transactions between Harleysville Group and the Mutual Company and is responsible for matters involving actual or potential conflicts of interest between the two companies. The coordinating committee currently consists of seven non-employee directors, three from Harleysville Group Inc. and three from the Mutual Company all of whom are not members of both Boards and one, a non-voting Chairman, who is a member of both Boards. The decisions of the coordinating committee are binding on the two companies. No intercompany transaction can be authorized by the coordinating committee unless the Company’s committee members conclude that such transaction is fair and equitable to Harleysville Group.

The Mutual Company leases the home office from a company subsidiary and it shares most of the facility with Harleysville Group. Rental income under the lease was $4.1 million for 2007 and 2006, and $4.0 million for 2005. Harleysville Group believes that the lease terms are no less favorable to it than if the property were leased to a non-affiliate.

In connection with the acquisition of Mid-America and HIC New York, the Company borrowed approximately $18.5 million from the Mutual Company. See Note 7 of the Notes to Consolidated Financial Statements. For additional information with respect to transactions with the Mutual Company, see Note 2 of the Notes to Consolidated Financial Statements.

Employees

All employees are paid by Harleysville Group Inc. and, accordingly, are considered to be employees of Harleysville Group Inc. As of December 31, 2007, there were 1,800 employees. They provide a variety of services to the Mutual Company and its wholly owned subsidiaries. See “Business-Relationship with the Mutual Company” and Note 2 of the Notes to Consolidated Financial Statements.

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

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders during the fourth quarter of 2007.

PART II

Item 5.

Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The stock of Harleysville Group Inc. is quoted on the Nasdaq National Market System, and assigned the symbol HGIC. At the close of business on March 3, 2008, the approximate number of holders of record of Harleysville Group Inc.’s common stock was 2,927 (counting all shares held in single nominee registration as one shareholder).

The payment of dividends is subject to the discretion of Harleysville Group Inc.’s Board of Directors which considers, among other factors, Harleysville Group’s operating results, overall financial condition, capital requirements and general business conditions each quarter. The present quarterly dividend of $0.25 per share paid in each of the third and fourth quarters of 2007 is expected to continue during 2008. As a holding company, one of Harleysville Group Inc.’s sources of cash with which to pay dividends is dividends from its subsidiaries. Harleysville Group Inc.’s insurance company subsidiaries are subject to state laws that restrict their ability to pay dividends. See Note 8 of the Notes to Consolidated Financial Statements.

The following table sets forth the amount of cash dividends declared per share, and the high and low bid quotations as reported by Nasdaq for Harleysville Group Inc.’s common stock for each quarter during the past two years.

	High	Low	Cash Dividends Declared
2007
First Quarter	$35.58	$31.50	$.19
Second Quarter	34.12	29.99	.19
Third Quarter	34.66	27.96	.25
Fourth Quarter	37.83	30.90	.25

	High	Low	Cash Dividends Declared
2006
First Quarter	$30.14	$26.19	$.175
Second Quarter	31.66	27.50	.175
Third Quarter	36.21	31.36	.19
Fourth Quarter	38.68	34.74	.19

Securities Authorized for Issuance Under Equity Plans. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 23, 2008, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program

October 1 - October 31, 2007	53,402	$31.01	53,402	1,318,990
November 1 - November 30, 2007	54,429	$31.01	54,429	1,264,561

———————

(1)

In June 2007, the Board of Directors authorized the Company to repurchase up to 1.6 million shares of its outstanding common stock for a two year period in the open market or in privately negotiated transactions. The Company was authorized to repurchase shares from Harleysville Mutual Insurance Company (Mutual), which owns 53% of the

Company’s stock, at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of Mutual and the public float as of the authorization date. This program was completed on July 18, 2007. On August 1, 2007, the Board of Directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock for a two year period in the open market or in privately negotiated transactions. The Company is authorized to repurchase shares from Mutual at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of Mutual and the public float as of the authorization date. All such repurchases were effected under Rule 10b5-1 plans.

(2)

Represents the total number of shares repurchased during the period, of which 107,831 of these shares were settled for cash on or before December 31, 2007.

Stock Performance Chart.

The following graph shows changes over the past five-year period (all full calendar-year periods) in the value of $100 invested in: 1) Harleysville Group common stock; 2) the NASDAQ Stock Market index; and 3) the Peer Group index. All values are as of the last trading day of each year.

Comparison of 5-Year Cumulative Total Stockholder Return

	2002	2003	2004	2005	2006	2007
Harleysville Group Inc.	100.0	77.5	96.1	110.0	148.0	154.5
NASDAQ	100.0	149.5	162.7	166.2	182.6	198.0
Peer Group	100.0	123.6	149.7	168.1	191.1	188.8

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

Item 6.

Selected Financial Data.

At December 31, 2007, Harleysville Group Inc. (Company) was approximately 53% owned by Harleysville Mutual Insurance Company (the Mutual Company). Harleysville Group Inc. and its wholly owned subsidiaries (collectively, Harleysville Group) are engaged in property and casualty insurance. These subsidiaries are: Harleysville-Atlantic Insurance Company, Harleysville Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Lake States Insurance Company, Harleysville Preferred Insurance Company, Harleysville Worcester Insurance Company, Mid-America Insurance Company (which was merged into Harleysville Worcester Insurance Company in 2007), and Harleysville Ltd., a real estate partnership that owns the home office.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Income Statement Data(1):
Premiums earned	$833,024	$838,821	$841,567	$837,665	$823,407
Investment income, net	110,827	102,609	90,572	87,171	86,597
Realized investment gains (losses)	875	40,605	233	12,667	(920)
Total revenues	962,012	999,171	948,340	953,392	924,965
Income (loss) before income taxes	142,995	156,368	78,921	55,637	(89,450)
Income taxes (benefit)	42,941	46,241	17,490	8,759	(41,821)
Net income (loss)	100,054	111,069	61,431	46,878	(47,629)
Basic earnings (loss) per share	$3.24	$3.58	$2.02	$1.56	$(1.59)
Diluted earnings (loss) per share	$3.19	$3.52	$2.01	$1.55	$(1.59)
Cash dividends per share	$.88	$.73	$.69	$.68	$.67
Balance Sheet Data at Year End:
Total investments	$2,358,473	$2,249,014	$2,064,388	$1,966,917	$1,854,633
Total assets	3,072,445	2,990,984	2,905,266	2,718,063	2,680,389
Debt	118,500	118,500	118,500	119,625	120,145
Shareholders’ equity	758,841	712,162	614,383	587,924	572,747
Shareholders’ equity per share	$25.03	$22.49	$20.07	$19.47	$19.16

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

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements contained herein (other than statements of historical facts) are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, legislative and regulatory developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect on Harleysville Group. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on Harleysville Group will be those anticipated by management. Actual financial results, including premium levels and underwriting results, could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves; catastrophe losses; competition in insurance product pricing; government regulation and changes therein which may impede the ability to charge adequate rates; performance of the financial markets; fluctuations in interest rates; availability and price of reinsurance; the A. M. Best rating of Harleysville Group; and the status of labor markets in which the Company operates. In addition, see “Management’s Discussion and Analysis - Risk Factors.”

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

Investments. Generally, unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income and, accordingly, have no effect on net income. However, if the fair value of an investment declines below its cost and that decline is deemed other than temporary, the amount of the decline below cost is charged to earnings. Harleysville Group monitors its investment portfolio and at least quarterly reviews investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations consider, among other things, the magnitude and reasons for a decline, the prospects for the fair value to recover in the near term and Harleysville Group’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future.

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

The application of certain of these critical accounting policies to the years ended December 31, 2007 and 2006 is discussed in greater detail below.

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

Harleysville Group’s premium growth and underwriting results have been, and continue to be, influenced by market conditions. Insurance industry price competition has often made it difficult both to obtain and to retain properly priced personal and commercial lines business. It is management’s policy to continue to maintain its underwriting standards.

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

Effective January 1, 2008, the Company’s property and casualty subsidiaries and the Mutual Company and its property and casualty subsidiary, Harleysville Pennland Insurance Company (Pennland) amended their intercompany pooling agreement to increase Harleysville Group’s share of the pool from 72% to 80%. Harleysville Group received cash and investments of $192.1 million on January 3, 2008 associated with the transfer of assets and liabilities from the Mutual Company and Pennland to Harleysville Group in connection with the pool change.

When the Company’s subsidiaries’ pooling participation increases, there is a larger retrocession of this pooled business from the Mutual Company. Through this retrocession, Harleysville Group is assuming a larger share of premiums, losses and underwriting expenses for current and future periods originating both from its subsidiaries and the Mutual Company. An increase in Harleysville Group’s pooling participation results in a larger share of the pooled liabilities being assumed by Harleysville Group. Cash and investments are received by Harleysville Group equal to this greater share of loss reserves, unearned premiums and other insurance liabilities (primarily commissions and premium taxes) less a ceding commission based on acquisition costs related to unearned premiums. An increase in pool participation also increases Harleysville Group’s leverage and exposure to prior period development.

Because the pooling agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to the Mutual Company. However, the pooling agreement provides for the right of offset and the amount of credit risk with the Mutual Company was not material at December 31, 2007 and 2006, and is not expected to be materially different after the pool change effective January 1, 2008. The Mutual Company has an A. M. Best rating of “A-” (Excellent).

Harleysville Group has attempted to reduce the potential impact of future catastrophes by achieving greater geographic distribution of risks, reducing exposure in catastrophe-prone areas and through reinsurance, including an agreement with the Mutual Company. Effective January 1, 1997, Harleysville Group entered into a reinsurance agreement with Mutual Company whereby the Mutual Company, in return for a reinsurance premium, reinsured accumulated catastrophe losses up to $14.4 million in a quarter for 2005. This reinsurance coverage was in excess of a retention of $3.6 million in a quarter for 2005. The agreement excluded catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplemented the existing external catastrophe reinsurance program. The premiums for this reinsurance were established in consultation with an independent actuarial firm. The agreement was terminated December 31, 2005 and coverage was not placed as it is no longer deemed necessary based on the current catastrophe risk profile. Under this agreement, Harleysville Group ceded premiums earned of $8.8 million and losses incurred of $(0.2) million to the Mutual Company in 2005.

Harleysville Ltd. is a subsidiary of the Company and leases the home office to the Mutual Company, which shares the facility with Harleysville Group. Rental income under the lease was $4.1 million, $4.1 million and $4.0 million for 2007, 2006 and 2005, respectively, and is included in other income after elimination of intercompany amounts of $2.5 million in 2007, $2.5 million in 2006 and $2.4 million in 2005. The lease has a five-year term expiring December 31, 2009 and includes a formula for additional rent for any additions, improvements or renovations. The Mutual Company is responsible for the building operating expenses including maintenance and repairs. The pricing of the lease was based upon an appraisal obtained from an independent real estate appraiser.

Harleysville Group provides certain management services to the Mutual Company and other affiliates. Harleysville Group received a fee of $6.3 million, $6.4 million and $6.7 million in 2007, 2006 and 2005, respectively, for its services under these management agreements. Under related agreements, Harleysville Group serves as the paymaster for Harleysville companies, with each company being charged for its proportionate share of salary and employee benefits expense based upon time allocation. The level of fees has been approved by each state insurance department having jurisdiction.

The Company’s insurance subsidiaries and the Mutual Company are party to an Equipment and Supplies Allocation Agreement whereby equipment and supplies are shared between parties. Ultimate expense for such items is allocated to Harleysville Group based on its pooling participation. The Mutual Company has purchased and developed certain equipment and software which is expensed by Harleysville Group based on its pooling participation as the items are depreciated or amortized.

Intercompany balances are created primarily from the pooling arrangement (settled quarterly), allocation of common expenses, collection of premium balances and payment of claims (settled monthly). No interest is charged or received on intercompany balances due to the timely settlement terms and nature of the items.

Harleysville Group borrowed $18.5 million from the Mutual Company in connection with the acquisition of Mid-America and HIC New York in 1991. It was a demand loan with a stated maturity in March 1998 which had been extended to March 2005. In February 2005, the maturity was extended again to March 2012 and the interest rate became LIBOR plus 0.45%, which was a commercially reasonable market rate in 2005. Interest expense on this loan was $1.1 million, $1.0 million and $0.7 million in 2007, 2006 and 2005, respectively.

Harleysville Group has no material relationships with current or former members of management other than compensatory plans and arrangements disclosed or described in the Company’s public filings.

Off Balance Sheet Arrangements

Harleysville Group has off-balance-sheet credit risk related to approximately $78.0 million and $77.0 million of premium balances due to the Mutual Company from agents and insureds at December 31, 2007 and 2006, respectively. The Mutual Company bills and collects such receivables on behalf of Harleysville Group for efficiency reasons. Harleysville Group recognizes any associated bad debts, which have not been material.

2007 Compared to 2006

Premiums earned decreased $5.8 million for the year ended December 31, 2007. The decrease was primarily composed of a decrease in premiums earned for commercial lines of $3.7 million and a decrease of $2.1 million in personal lines premiums earned. The decrease in premiums earned for commercial lines was primarily due to a decrease in commercial auto premiums earned due to fewer policy counts and a decrease in earned premiums assumed from involuntary pools. The decline in premiums earned for personal lines was primarily due to fewer policy counts. The reduction in personal lines volume was driven primarily by a reduction of personal automobile business from the continued implementation of more stringent underwriting processes, partially offset by an increase in homeowners business due to higher average premiums.

Investment income increased $8.2 million for the year ended December 31, 2007, resulting from an increase in invested assets and a greater percentage of invested assets in fixed maturity securities.

Net realized investment gains decreased $39.7 million for the year ended December 31, 2007, primarily due to gains on the sale of equity securities in the second quarter of 2006.

There were impairment charges of $1.4 million in 2007 and no impairment charges in 2006.

In April 2007, bonds with an amortized cost of $1,882,000 were transferred from the held to maturity category to the available for sale category due to a significant deterioration in the credit worthiness of the issuer. An impairment loss of $118,000 was recognized on this security. The security was sold in the third quarter of 2007 at a gain of $76,000.

Harleysville Group holds securities with unrealized losses at December 31, 2007 as follows:

	Fair Value	Unrealized Loss	Length of Unrealized Loss
			Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,022	$79	$24	$55
Obligations of states and political subdivisions	104,500	914	66	848
Corporate securities	278,961	4,323	1,898	2,425
Mortgage-backed securities	123,788	1,674	570	1,104
Total fixed maturities	$526,271	$6,990	$2,558	$4,432
Equity securities	$7,861	$241	$241

Of the total fixed maturity securities with an unrealized loss at December 31, 2007, securities with a fair value of $424.0 million and an unrealized loss of $5.9 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $102.3 million and an unrealized loss of $1.1 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to a widening of credit spreads rather than a decline in credit quality. There are $323.1 million in fixed maturity securities, at fair value, that at December 31, 2007, had been below amortized cost for over twelve months. The $4.4 million of unrealized losses on such securities primarily relates to securities which carry investment grade ratings and have declined in fair value roughly in line with market interest rate changes. Harleysville Group currently has the ability and intent to hold these securities at least until recovery.

There are four positions that comprise the unrealized loss in equity investments at December 31, 2007. They have not been below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in the future.

Income before income taxes and cumulative effect of accounting change decreased $13.4 million for the year ended December 31, 2007 compared to the prior year. The decrease was primarily due to a decrease in realized investment gains, partially offset by the increase in investment income and improved underwriting results.

The improved underwriting results in 2007 were primarily due to lower loss severity, lower catastrophe losses and lower underwriting expenses.

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium, (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium, and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group’s statutory combined ratio decreased to 96.7% for the year ended December 31, 2007 from 98.6% for the year ended December 31, 2006. Such decrease was due to improved underwriting results in commercial lines, partially offset by a lower underwriting gain in personal lines.

The statutory combined ratios by line of business for the year ended December 31, 2007 as compared to the year ended December 31, 2006 were as follows:

	For the Year Ended December 31,
	2007	2006
Commercial:
Automobile	94.7%	99.3%
Workers compensation	112.2%	117.2%
Commercial multi-peril	97.8%	98.9%
Other commercial	83.8%	86.6%
Total commercial	97.5%	100.3%
Personal:
Automobile	99.7%	99.3%
Homeowners	86.8%	82.6%
Other personal	79.8%	69.8%
Total personal	92.7%	90.6%
Total personal and commercial	96.7%	98.6%

The commercial lines statutory combined ratio decreased to 97.5% for the year ended December 31, 2007 from 100.3% for the year ended December 31, 2006. The decrease is primarily due to declines in the combined ratio for all lines of business. Favorable prior accident year development as well as improved underwriting results in the current accident year contributed to the decreases in the commercial auto and commercial multi-peril lines of business. The decrease in the commercial auto combined ratio was primarily due to the recognition of favorable development of $10.2 million in 2007, while favorable development of $5.1 million was recognized in 2006. The decrease in the commercial multi-peril combined ratio was due to improved underwriting results in the current accident year. The decrease in the workers compensation combined ratio was primarily due to improved underwriting results in the current accident year.

The personal lines statutory combined ratio increased to 92.7% for the year ended December 31, 2007 from 90.6% for the year ended December 31, 2006 primarily due to less favorable underwriting results in the current accident year.

Reserves for unpaid losses and loss settlement expenses are estimated for case reserves and losses incurred but not reported (IBNR) separately. The sum of case reserves and IBNR represents the Company’s estimate of total unpaid loss and loss settlement expense. Case reserves are determined for each reported claim by the Company’s claims organization reflecting the known circumstances of the individual claim. The Company’s actuaries calculate IBNR by reducing their estimate of ultimate loss and loss settlement expense by cumulative paid loss and loss settlement expense and case reserves. Ultimate losses are re-estimated for each line of business on a quarterly basis using the most current loss and claim data as of the quarter end.

In addition to analyzing reserves on a line of business basis, reserving categories are identified and reviewed. For example, the following categories for the Commercial Auto Liability line of business are analyzed quarterly: Commercial Auto Liability Bodily Injury; Commercial Auto Liability Property Damage; and Commercial Auto Liability Excess. In the discussion that follows, these categories are referred to by the label “line of business.”

In the course of our quarterly reserve estimation process, several standard loss reserving methods and procedures are utilized to derive estimates of ultimate loss for each line of business, including:

•

Paid Loss Development Method

•

Incurred Loss Development Method

•

Incurred Counts and Averages Method (Based on Exponential Fit of Severity)

•

Bornhuetter-Ferguson Method

Any individual method used to estimate loss reserves has its advantages and disadvantages based on trends, changes within the external business environment, changes in internal company processes and procedures and any bias that may be inherent in the methodology. The actuaries give consideration to the relative strengths and weaknesses of each of the methods to derive a selected point estimate within the range. Following is a general description of each of the methods used:

•

Paid Loss Development Method: The Paid Loss Development Method uses historical payment patterns to project future payments as of a given evaluation date to ultimate loss. Estimates using this method are not affected by changes in case reserving practices that might have occurred during the review period, but may be understated as this method does not take into account large unpaid claims. This method is also susceptible to any changes in the rate of claim settlements or shifts in the size of claims settled.

A number of indications of ultimate loss may be produced from the Paid Loss Development Method since a number of loss development factors (LDFs) may be selected. The actuaries produce and review several indications of ultimate loss using this method based on various LDF selections as judged appropriate, such as

•

3-Year Average (straight average and loss-weighted average)

•

5-Year Average (straight average and loss-weighted average)

•

5-Year Excluding Highest and Lowest LDFs

•

All-Year loss-weighted average

•

Selected LDF Pattern (LDFs are selected for each evaluation based on the actuaries’ review of the historical development)

•

Incurred Loss Development Method: The Incurred Loss Development Method is similar to the paid method, but instead uses historical incurred (case reserves plus payments) patterns to project future incurred losses as of a given evaluation date to ultimate loss. In many cases, the incurred development method is preferred over the paid method as it includes the additional information provided by the aggregation of individual case reserves. The resulting LDFs tend to be lower and more stable than those of the paid development method. However, the incurred development method may be affected by changes in case reserving practices and any unusually large individual claims.

As with the Paid Loss Development Method, various indications of ultimate loss may be produced from the Incurred Loss Development Method. The actuaries produce and review several indications of ultimate loss using this method based on various LDF selections.

•

Incurred Counts and Averages Method: This method is used to estimate ultimate loss by separately estimating ultimate counts and severity (average loss per claim) components of ultimate loss. Both the ultimate claim counts and ultimate severity are estimated using a loss development factor approach similar to the Incurred Loss Development Method. For this reason, the same considerations discussed in the Incurred Loss Development Method apply to this method as well.

An ultimate severity is selected by fitting an exponential curve to the historical ultimate severities indicated using the ratio of the ultimate loss and ultimate claim counts. This method yields ultimate severities that are based on the underlying historical trends in the data. Ultimate claim counts and ultimate severities are multiplied together to produce an estimate of ultimate losses.

This method is useful in more recent accident years where the data is not mature and is especially useful when loss development patterns are volatile or not well established.

•

Bornhuetter-Ferguson Method: The Bornhuetter-Ferguson Method is a blended method that explicitly takes into account both actual loss development to date and expected future loss emergence. Two versions of this method exist: one based on paid loss and one based on incurred loss. This method uses the selected loss development patterns from the Development Methods to calculate the expected percentage of loss unpaid (or unreported). The expected component of the method is calculated by multiplying earned premium for the given exposure period by a selected a priori loss ratio. The resulting dollars are then multiplied by the expected percentage of unpaid (or unreported) loss described above. This provides an estimate of future loss payments (or reporting) that is then added to actual paid (or incurred) loss data to produce estimated ultimate loss.

Each of the methodologies described above (and their derivatives) are reviewed for each line of business. This approach allows the actuaries to identify and respond to the unique characteristics of each line of business. Further, since long-term historical data is reviewed, changes in development patterns within a line of business may likewise be identified and considered in the actuaries’ process of selecting ultimate loss.

An actuarial best estimate of ultimate loss is selected for each line of business based on a review of the indications produced by the above methodologies. More consideration is given to those methods that the actuaries deem to be more appropriate in a particular situation. In addition, other metrics such as claim closing ratios, average case reserve levels, paid loss to incurred loss ratios, individual large loss information, and recent insurance pricing changes are reviewed to help the actuaries select the most appropriate estimates of ultimate loss.

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of the actuaries.

•

Short-Tail versus Long-Tail Lines of Business: The reserving methods described above are generally applied to each line of business, regardless of their classification as short-tail or long-tail. “Tail” refers to the time period between the occurrence of a loss and the final settlement of the claim. The merits of an individual reserving method relative to the line of business and age of accident period are considered in the actuaries’ process of selecting ultimate loss.

Short-tail lines of business, by definition, develop to their ultimate value faster than long-tail lines of business. Property coverages including inland marine along with automobile physical damage coverages are considered short-tail lines of business. Automobile Liability, General Liability, Commercial Multi-Peril Liability and Workers’ Compensation are considered long-tail lines of business. For many liability claims, significant periods of time may elapse between the occurrence of the loss, the reporting of the loss, and the final settlement of the claim. Workers’ Compensation claims can result in providing medical benefits and wage replacement over the course of an injured worker’s lifetime.

In general, more consideration may be given to the results of the development methodologies for short-tail lines than to long-tail lines for accident periods of the same maturity. For example, the indicated ultimate loss using the Incurred Loss Development Method for the most recent accident year is generally considered more reliable for a short-tail line, such as Homeowners Property than a long-tail line, such as Workers’ Compensation.

As mentioned previously, the selection of ultimate loss is based on information unique to each line of business and accident year subject to exceptions, such as the emergence of one or more unusually large claims in a particular accident period for a short-tail line. In this case, the indications produced by the development methods may be overstated (due to development of ultimate losses in excess of policy limits) and such information would be considered in the actuaries’ process of selecting ultimate loss.

•

Immature Accident Periods: The Paid Loss Development Method is generally given less consideration than the Incurred Loss Development Method for less mature accident periods since the relatively low magnitude of losses paid at early evaluations tends to result in less reliable indications from the Paid Loss Development Method. For long-tail lines of business, neither the Incurred nor the Paid Loss Development methods may receive much consideration for the most recent accident period. This is due to the fact that the relatively low magnitude of losses either incurred or paid at early evaluations tends to result in less reliable indications from these methods.

In faster developing, short-tailed lines such as Auto Physical Damage, Special Property, Homeowners, Commercial Multi-Peril Property and Property Damage, the Paid Loss Development Method, the Incurred Loss Development Method and the Bornhuetter-Ferguson methods are primarily used as they typically produce tightly clustered projections for all accident years.

The estimation of loss reserves for long-tail lines such as Commercial Auto Liability, Commercial Multi-Peril Liability, and Workers’ Compensation is more complex and is subject to a higher degree of variability than for short-tail lines of business.

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	December 31, 2007	December 31, 2006
	(in thousands)
Commercial:
Automobile	$308,564	$308,961
Workers compensation	337,286	327,630
Commercial multi-peril	524,274	481,173
Other commercial	100,664	92,542
Total commercial	1,270,788	1,210,306
Personal:
Automobile	81,222	87,508
Homeowners	27,925	30,319
Other personal	1,877	1,716
Total personal	111,024	119,543
Total personal and commercial	1,381,812	1,329,849
Plus reinsurance recoverables	164,878	163,796
Total liability	$1,546,690	$1,493,645

The following table presents the increase (decrease) in the liability for unpaid losses and loss settlement expenses attributable to insured events of prior years for the year ended December 31, 2007 by line of business:

Increase (Decrease) in the Liability for Unpaid Losses and Loss Settlement Expenses

Attributable to Insured Events of Prior Years

For the Year Ended December 31, 2007

	Total	Accident Years
		2006	2005	2004 and Prior Years
	(in thousands)
Line of Business
Commercial:
Automobile	$(10,214)	$(1,202)	$(1,633)	$(7,379)
Workers compensation	74	(2,912)	(2,396)	5,382
Commercial multi-peril	(2,146)	(12,775)	(7,160)	17,789
Other commercial	(276)	(2,174)	495	1,403
Total commercial	(12,562)	(19,063)	(10,694)	17,195
Personal:
Automobile	(5,701)	(1,210)	(802)	(3,689)
Homeowners	(4,139)	(837)	(1,103)	(2,199)
Other personal	355	242	(15)	128
Total personal	(9,485)	(1,805)	(1,920)	(5,760)
Total net development	$(22,047)	$(20,868)	$(12,614)	$11,435

In 2007, Harleysville Group recognized net favorable development of $22.0 million in the provision for insured events of prior years, primarily due to lower-than-expected claims severity broadly experienced across all casualty lines in accident years 2003 through 2006, partially offset by adverse development in prior accident years.

A reduction in commercial automobile severity was broadly observed during 2007 and led to the recognition of $10.2 million of favorable development in this line in 2007.

A reduction in workers compensation severity in the aggregate in accident years 2004 through 2006 was observed during 2007 and led to the recognition of favorable development for those accident years in 2007. An increase in workers compensation medical severity in accident years 2003 and prior was observed during 2007 and led to the recognition of adverse development for those accident years in 2007. In total, $0.1 million in adverse development was recognized in the workers compensation line during 2007.

A reduction in commercial multi-peril severity in accident years 2005 and 2006 was observed during 2007 and contributed to the recognition of favorable development for those accident years in 2007. An increase in commercial multi-peril severity in the liability portion of the line in accident years prior to 2005 was observed during 2007 and contributed to the recognition of adverse development for those accident years in 2007. In total, $2.1 million in favorable development was recognized in the commercial multi-peril line during 2007.

A reduction in personal automobile severity was broadly observed during 2007 and led to the recognition of $5.7 million of favorable development in this line in 2007.

A reduction in homeowners severity was broadly observed during 2007 and led to the recognition of favorable development of $4.1 million in this line in 2007.

The tables below break out the change in the estimate of ultimate losses between December 31, 2006 and December 31, 2007 for the 2006, 2005, 2004 and 2003 accident years into severity and frequency components for the major commercial and personal lines of business. Table 1 summarizes the Company’s percentage change in the estimate of ultimate loss and loss settlement expense by line of business between December 31, 2006 and December 31, 2007. Tables 2 and 3 summarize the Company’s percentage change in the estimate of ultimate severity and ultimate claim counts, respectively. The relationship between the three tables is as follows: (1+ the % change in estimated ultimate loss) = (1+ the % change in estimated ultimate severity) x (1+ the % change in estimated ultimate claim counts). The estimated ultimate severity is calculated as the ratio of estimated ultimate loss to estimated ultimate claim counts. The amounts underlying these tables are based on direct loss and claim experience minus ceded loss experience and exclude a small portion of losses associated with business assumed from involuntary pools.

Table 1

Increase (Decrease) in Ultimate Loss and Loss Settlement Expense
Between the Years Ended December 31, 2006 and December 31, 2007

	Accident Years
	2006	2005	2004	2003

Line of Business
Commercial:
Automobile	-0.7%	-1.1%	-0.7%	-2.6%
Workers compensation	-1.5%	-1.2%	-0.2%	1.7%
Commercial multi-peril	-5.5%	-3.9%	1.0%	-0.1%
Other commercial	-6.3%	1.8%	-4.1%	5.3%
Total commercial	-3.4%	-2.1%	-0.2%	-0.1%
Personal:
Automobile	0.7%	-1.1%	-1.6%	-1.6%
Homeowners	1.7%	-2.5%	-1.6%	-1.0%
Other personal	2.5%	-1.2%	0.2%	-0.1%
Total personal	1.1%	-1.6%	-1.6%	-1.4%
Total All Lines	-2.6%	-2.0%	-0.5%	-0.4%

Table 2

Increase (Decrease) in Ultimate Severity
Between the Years Ended December 31, 2006 and December 31, 2007

	Accident Years
	2006	2005	2004	2003

Line of Business
Commercial:
Automobile	0.8%	-0.9%	-0.8%	-2.5%
Workers compensation	-3.1%	-0.4%	0.2%	2.0%
Commercial multi-peril	-1.4%	-1.2%	4.5%	1.4%
Other commercial	-8.0%	5.1%	-3.0%	6.3%
Total commercial	-1.8%	-1.0%	0.7%	0.4%
Personal:
Automobile	1.4%	-0.9%	-1.4%	-1.6%
Homeowners	0.3%	-2.7%	-1.7%	-1.0%
Other personal	-1.5%	-1.3%	0.1%	-0.1%
Total personal	1.1%	-1.5%	-1.4%	-1.3%
Total All Lines	-1.6%	-1.3%	0.1%	-0.1%

Table 3

Increase (Decrease) in Ultimate Claim Counts
Between the Years Ended December 31, 2006 and December 31, 2007

	Accident Years
	2006	2005	2004	2003

Line of Business
Commercial:
Automobile	-1.5%	-0.3%	0.1%	-0.1%
Workers compensation	1.7%	-0.8%	-0.4%	-0.2%
Commercial multi-peril	-4.2%	-2.7%	-3.4%	-1.5%
Other commercial	1.9%	-3.1%	-1.1%	-1.0%
Total commercial	-1.6%	-1.0%	-0.9%	-0.5%
Personal:
Automobile	-0.7%	-0.2%	-0.2%	-0.1%
Homeowners	1.4%	0.2%	0.1%	0.0%
Other personal	4.0%	0.1%	0.1%	0.0%
Total personal	0.0%	-0.1%	-0.2%	0.0%
Total All Lines	-1.0%	-0.7%	-0.6%	-0.3%

These tables illustrate that the changes to the Company’s estimates of ultimate loss for prior accident years between December 31, 2006 and December 31, 2007 are primarily driven by the severity component of loss. One exception to this is accident years 2003 and 2004 for total commercial lines. In this year, favorable prior year development was primarily due to favorable claim count development and partially offset by adverse development in claim severity. In this context, the term “severity” does not refer to an actuarial assumption, rather, it refers to “severity” as a descriptive statistic derived from the ratio of estimated ultimate loss to estimated ultimate claim counts. Broadly speaking, as estimates of the ultimate number of claims were relatively stable for the prior accident periods, the changes in estimates of ultimate loss are characterized as resulting from a reduction in severity.

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group’s pooling share of the total pooled amounts:

	For the year ended December 31, 2007	For the year ended December 31, 2006
	(dollars in thousands)
Number of claims pending, beginning of period	5,481	6,020
Number of claims reported	8,531	8,601
Number of claims settled or dismissed	(8,684)	(9,140)
Number of claims pending, end of period	5,328	5,481
Losses paid	$59,322	$55,818
Loss settlement expenses paid	$13,091	$12,610

Workers compensation losses primarily consist of indemnity and medical costs for injured workers.

Harleysville Group records the actuarial best estimate of the ultimate unpaid losses and loss settlement expenses incurred. The estimate represents the actuarially determined expected amount of future payments on all loss and loss settlement expenses incurred on or before December 31, 2007. Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends.

The following table presents the liability for unpaid losses and loss settlement expenses by case and incurred but not reported (IBNR) reserves by line of business and a statistically determined range of estimates of the ultimate unpaid losses and loss settlement expenses incurred for each line of business as of December 31, 2007. The range of estimates around the actuarial best estimates is statistically determined in order to provide information regarding the variability of the actuarial best estimates. The statistical analysis is completed only on a basis that is net of reinsurance recoverables, as this appropriately reflects Harleysville Group’s risk profile based on the type and quality of its reinsurance. The range is determined using the Monte Carlo Simulation method. This method uses the Company’s actual historical loss data to estimate the mean and standard deviation of a statistical distribution for future loss development. There have been no adjustments made to the historical data. The Company’s application of the Monte Carlo Simulation assumes that loss development factors are normally distributed with a mean and standard deviation derived from the historical data.

Reserve ranges are determined using both paid and incurred loss development data with a 10,000 trial simulation run against each set of data for each line of business presented in the table below. Each simulation generates a unique set of loss development factors randomly generated from the normal distribution with mean and standard deviation as defined above. Each unique set of loss development factors, when applied to the data, produces a unique reserve estimate. At the completion of the simulation, there are 20,000 unique reserve estimates which can be ordered from lowest to highest creating a range of reserve estimates. The resulting range produced by the simulation is used to create a reasonable representation of a 90% confidence interval using the 5% point as the low end of the range and the 95% point as the high end of the range. The 90% confidence interval represents the range of reserve estimates for which there is approximately a 90% probability that the actual reserve amount (which will not be known for many years) is contained within the defined range.  The total commercial lines range and total personal lines range were developed as separate simulations using the means and standard deviations of the individual lines as inputs. Therefore, the 90% confidence interval for all lines of business is smaller than the straight sum of the individual lines of business 90% intervals.

The use of this technique to analyze reserve ranges assumes historical data has validity in predicting future outcomes. This assumption is consistent with a key assumption underlying much of insurance pricing and reserving theory.

Liability for Unpaid Losses and Loss Settlement Expenses (LAE)

at December 31, 2007

	Case	IBNR	LAE Liability	IBNR (Inc. LAE)	Total Liability	Statistically Determined Range of Estimates
						High	Low
	(in thousands)
Line of Business
Commercial:
Automobile	$103,900	$152,404	$52,260	$204,664	$308,564	$331,428	$220,846
Workers compensation	138,462	153,815	45,009	198,824	337,286	374,852	263,814
Commercial multi-peril	141,797	238,681	143,796	382,477	524,274	582,973	393,947
Other commercial	21,614	53,460	25,590	79,050	100,664	131,433	61,506
Total commercial	405,773	598,360	266,655	865,015	1,270,788	1,368,376	965,184

Personal:
Automobile	38,097	29,000	14,125	43,125	81,222	91,471	67,268
Homeowners	9,637	12,717	5,571	18,288	27,925	31,251	17,012
Other personal	649	978	250	1,228	1,877	2,495	1,673
Total personal	48,383	42,695	19,946	62,641	111,024	129,894	98,046

Total net liability	454,156	641,055	286,601	927,656	1,381,812

Reinsurance recoverables	123,260	41,296	322	41,618	164,878

Gross liability	$577,416	$682,351	$286,923	$969,274	$1,546,690

Reinsurance receivables were $167.7 and $167.2 million at December 31, 2007 and 2006, respectively. Of these amounts, $92.1 million and $93.9 million, respectively or 55% and 56%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi governmental pools and reinsurance facilities where, Harleysville Group believes, there is virtually no credit risk. The remainder of the reinsurance recoverables are principally due from reinsurers rated A- or higher by the A.M. Best Company.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. Harleysville Group’s reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at December 31, 2007.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

Net catastrophe losses decreased $4.7 million for the year ended December 31, 2007, primarily due to less severe catastrophes impacting Harleysville Group in 2007.

Effective for one year from July 1, 2007, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiaries renewed its catastrophe reinsurance which provides coverage ranging from 75% to 85% of up to $250.0 million in excess of a retention of $50.0 million for any given catastrophe excluding terrorism for commercial lines. Harleysville Group’s 2007 pooling share of this coverage would range from 75% to 85% of up to $180.0 million in excess of a retention of $36.0 million for any given catastrophe. Pursuant to the terms of the treaty, the maximum recovery would be $195.0 million for any catastrophe involving an insured loss equal to or greater than $300.0 million. Harleysville Group’s 2007 pooling share of this maximum recovery would be $140.4 million for any catastrophe involving an insured loss of $216.0 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring.

The income tax expense for the year ended December 31, 2007 includes the tax benefit of $7.2 million associated with tax-exempt income compared to $8.6 million in the prior year.

Underwriting expenses, including amortization of deferred policy acquisition costs, decreased $7.2 million for the year ended December 31, 2007 compared to the prior year. The decrease in underwriting expenses was primarily due to a decrease in head count resulting from on-going expense reduction initiatives, and lower incentive compensation, pension expense and severance charges.

Harleysville Group froze its defined benefit pension plan at the then current benefit levels as of March 31, 2006. Harleysville Group’s portion of pension expense for the plan was $0.5 million and $1.9 million for 2007 and 2006, respectively. Harleysville Group enhanced its 401(k) retirement savings plan to provide for a company contribution equal to 5% of salary for all eligible employees, effective April 1, 2006, and recognized expense of $3.7 million and $2.9 million in 2007 and 2006, respectively due to this enhancement.

Other income increased $0.2 million for the year ended December 31, 2007 primarily due to a $2.7 million gain realized on the sale of the Company’s office building in Traverse City, Michigan in the second quarter of 2007, partially offset by a decrease of $2.2 million in claim handling fees received in connection with the National Flood Insurance Program, related primarily to flood claims from Hurricane Katrina.

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

Underwriting expenses, including amortization of deferred policy acquisition costs, increased $1.0 million for the year ended December 31, 2006 compared to the prior year. The increase in underwriting expenses was primarily due to higher incentive costs for agents and employees, and higher compensation expenses recognized under SFAS No. 123(R), which was adopted as of January 1, 2006, partially offset by lower pension costs and lower severance charges. Severance charges of $1.2 million and $3.5 million were incurred in 2006 and 2005, respectively, related to ongoing expense-reduction initiatives.

Harleysville Group froze its defined benefit pension plan at the then current benefit levels as of March 31, 2006. Harleysville Group’s portion of pension expense for the plan was $1.9 million and $9.7 million for 2006 and 2005, respectively. Harleysville Group enhanced its 401(k) retirement savings plan to provide for a company contribution equal to 5% of salary for all eligible employees, effective April 1, 2006, and recognized expense of $2.9 million in 2006 due to this enhancement.

Other income increased $1.2 million for the year ended December 31, 2006 primarily due to an increase of $1.7 million in claim handling fees received in connection with the National Flood Insurance Program, related primarily to flood claims from Hurricane Katrina.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The impact of adopting this statement on Harleysville Group’s results of operations and financial condition is not expected to be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available for sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The impact of adopting this statement on Harleysville Group’s results of operations and financial condition is not expected to be material.

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

Net cash provided by operating activities was $171.5 million and $166.1 million for 2007 and 2006, respectively. The increase in net cash provided by operating activities during 2007 is primarily from greater investment income and lower federal income tax payments, partially offset by a decrease in net cash provided by underwriting activities.

Net cash used by investing activities was $92.7 million and $168.8 million for 2007 and 2006, respectively. The change is primarily due to lower net purchases of investments due to the increase in cash used by financing activities.

Financing activities used net cash of $78.7 million and provided net cash of $2.5 million for 2007 and 2006, respectively. The change is primarily due to the purchase of treasury stock in 2007, a decrease in the issuance of common stock and an increase in dividends paid.

Harleysville Group’s investment strategy is designed to complement and support the insurance operations. Harleysville Group considers projected cash flow (premiums, investment income, reinsurance programs, liability payout patterns, general expenses, large seasonal obligations, intercompany transfers, etc.) to assure that sufficient liquidity exists within Harleysville Group and the Mutual Company. Maintaining a regular maturity schedule in readily marketable securities is an essential part of addressing liquidity. This regular maturity schedule is maintained in all interest rate environments. After-tax yield will be maximized consistent with safety and liquidity considerations by investment in taxable or tax-exempt securities, depending on Harleysville Group’s tax position.

Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At December 31, 2007, Harleysville Group had received, and had the obligation to return, cash collateral of $123.5 million. The cash collateral received was invested, as described below, in investments with a fair value at December 31, 2007 of $122.1 million, related to securities on loan with a fair value of $120.6 million. Harleysville Group’s policy is to require initial collateral of 102% of the fair value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such fair value plus accrued interest over the life of the loan. Cash collateral received can be further invested in money market instruments, government securities, “A” rated corporate obligations, “AAA” rated asset-backed securities or GICs and Funding Agreements from issuers rated “A” or better. The cash collateral Harleysville Group received was invested as follows at December 31, 2007: 52% of the collateral was held in cash and cash equivalents (maturities of three months or less) and 48% of the collateral was held in securities which may fluctuate in value and have variable interest rates and maturities of up to three years. These securities are classified as available for sale. The securities on loan to others have been segregated from the other invested assets on the balance sheet. In addition, the assets and liabilities have been grossed up to reflect the investment of the collateral received under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

At December 31, 2007, Harleysville Group held the following fixed maturity investments in its securities lending collateral portfolio:

	Stated Maturity Date	Cost	Fair Value	Unrealized Gain(Loss)
	(in thousands)
Structured Investment Vehicles (SIVs)
Cheyne Finance LLC, Medium Term Note SER 144A	02/10/2009	$6,898	$6,898	—
Stanfield Victoria LLC, Medium Term Note SER 144A	08/25/2008	2,673	2,604	$(69)
Stanfield Victoria LLC, Medium Term Note SER 144A	08/05/2008	2,673	2,604	(69)
Liberty Lighthouse, Medium Term Note SER 144A	03/16/2010	2,577	2,527	(50)
Sigma Finance Inc, Medium Term Note	01/16/2009	7,731	7,570	(161)
Liquid Funding LTD, Medium Term Note SER 144A	11/04/2008	5,151	5,162	11
Liquid Funding LTD, Medium Term Note SER 144A	09/29/2008	2,674	2,662	(12)
Atlas Capital Fund. Corp, Medium Term Note SER 144A	07/11/2008	2,674	2,669	(5)
Total SIVs		$33,051	$32,696	$(355)

Other Investments
CIT Group Inc., Medium Term Note SER A	05/14/2009	$2,577	$2,568	$(9)
CIT Group Inc., Medium Term Note	11/04/2008	2,578	2,560	(18)
Hertz Vehicle Financing LLC ABS	12/09/2008	2,578	2,567	(11)
Monumental Global Funding III, Medium Term Note	05/24/2010	2,578	2,571	(7)
Monumental Global Funding II, Medium Term Note	09/22/2009	2,577	2,559	(18)
Pacific Life Global Funding Note SER 144A	08/10/2009	2,578	2,574	(4)
SLM Corp. Medium Term Note SER 144A	03/16/2009	8,248	8,012	(236)
General Electric Cap Corp Medium Term Note SER A	05/19/2008	2,674	2,672	(2)
Barclays Bank PLC Corp. CD	02/21/2008	2,674	2,674	—
Citibank NA Corp. CD	02/21/2008	2,674	2,674	—
Wachovia Corp. CD	02/21/2008	2,674	2,674	—
Open End Repo Agreements		55,252	55,252	—
Total Other Investments		$89,662	$89,357	$(305)

Total Securities Lending Portfolio		$122,713	$122,053	$(660)

The fixed maturity investments in the SIVs consist predominantly of asset-backed and mortgaged-backed securities. Each of the SIVs listed above represents a senior claim on the assets of the issuer. The Cheyne and Stanfield Victoria holdings are in technical default and are currently under the supervision of receivers appointed to protect the interests of senior creditors. In the fourth quarter of 2007, an impairment loss of $0.8 million was recognized on the Cheyne holding due to a significant deterioration in the credit worthiness of the issuer.

Due to illiquid market conditions and deteriorating fundamentals in the housing industry, the value of some of the underlying assets that secure our position as a senior creditor in the SIVs is uncertain at this time. Depending upon developments involving the performance of the assets held by the SIVs, it is possible that the SIV holdings listed above may be written down in the income statement in the future.

Subsequent to December 31, 2007, the Atlas Capital Funding Corp. Medium Term Note was converted into a Wachovia Bank Certificate of Deposit with the same maturity date. In February 2008, we divested both of our Liquid Funding LTD Medium Term Notes maturing on November 4, 2008 and September 29, 2008 for losses of $15,000 and $10,000, respectively.

One of the holdings within the security lending portfolio, with an unrealized loss of $18,000 at December 31, 2007, has had an unrealized loss for over twelve months.

The Company had $4.0 million of cash and marketable securities at December 31, 2007, which are available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. In June 2007, the Company’s Board of Directors authorized a stock repurchase plan under which up to 1.6 million shares of its outstanding common stock could be repurchased through an open market purchase program. The Company was authorized to repurchase shares from the Mutual Company, which owns 53% of the Company’s stock, at fair market value terms on the date of purchase and from the public float to amounts that are proportional to the respective ownership percentages of the Mutual Company and the public float as of the authorization date. This program was completed on July 18, 2007. On August 1, 2007, the Board of Directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock for a two year period under terms similar to the first repurchase authorization. As of December 31, 2007, the Company had repurchased 335,439 shares under the second authorization, leaving 1,264,561 shares authorized to be repurchased. An additional 346,807 shares were repurchased through March 5, 2008. Harleysville Group has no other material commitments for capital expenditures as of December 31, 2007.

As a holding company, the Company’s principal source of cash for the payment of dividends is dividends from its insurance subsidiaries. The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends. The Company’s insurance subsidiaries declared dividends payable to the Company of $117.6 million in June 2007. As of December 31, 2007 dividends of $63.0 million had been paid to the Company.

Applying the current regulatory restrictions as of December 31, 2007, $112.2 million would be available for distribution to the Company by its subsidiaries after June 5, 2008 without prior regulatory approval. See the Business-Regulation section of this Form 10-K, which includes a reconciliation of net income and shareholders’ equity as determined under statutory accounting practices to net income and shareholders’ equity as determined in accordance with accounting principles generally accepted in the United States of America. Also, see Note 8 of the Notes to Consolidated Financial Statements.

On August 18, 2006, Harleysville Group Inc. entered into a credit agreement with HSBC Bank USA, National Association, as Administrative Agent, and participating lenders relating to a five year $100 million revolving credit facility. At Harleysville Group Inc.’s election, interest will be calculated at the LIBOR Rate plus a Margin (currently 0.750% based on the credit rating of the Company’s debt) or the Alternate Base Rate (the greater of the Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1%). In addition, there is a fee of 0.150% per annum on the loan commitment amount, regardless of usage. The agreement requires compliance with certain covenants, which include minimum net worth and leverage and fixed charge coverage ratios. The credit facility was available for general corporate purposes. There have been no borrowings under the credit facility. The Company was in compliance with all applicable covenants. Effective January 8, 2008, the Company terminated this credit agreement because the Company felt it was no longer needed.

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

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2007 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company’s eight insurance subsidiaries at December 31, 2007 ranged from 543% to 677%.

The following summarizes Harleysville Group’s contractual obligations at December 31, 2007.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual obligations:
Debt	$118,500			$18,500	$100,000
Interest on debt	$36,763	$6,800	$13,600	$12,769	$3,594
Gross liability for unpaid losses and loss settlement expenses	$1,546,690	$371,300	$433,043	$201,052	$541,295
Total	$1,701,953	$378,100	$446,643	$232,321	$644,889

The table above does not include capital lease obligations, operating lease obligations or purchase obligations as they are either not applicable or not material. The timing of the amounts for the gross liability for unpaid losses and loss settlement expenses is an estimate based on historical experience and expectations of future payment patterns. However, the timing of these payments may vary significantly from the amounts stated above.

Property and casualty insurance premiums are established before the amount of losses and loss settlement expenses, or the extent to which inflation may affect such expenses, are known. Consequently, Harleysville Group attempts, in establishing rates, to anticipate the potential impact of inflation. In the past, inflation has contributed to increased losses and loss settlement expenses.

Risk Factors

You should consider carefully the following risks, as well as the other information contained in this 2007 Report on Form 10-K. If any of the following events described in the risk factors below actually occur, our business, financial condition and results of operations could be adversely affected. You should refer to the other information set forth in this 2007 Report on Form 10-K including our consolidated financial statements and the related notes.

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

If certain catastrophic events occur, they could have a significant impact on our operational results and financial condition.

Results of property insurers are subject to weather and other events prevailing in any given year. While one year may be relatively free of major weather or other disasters, another year may have numerous such events causing results for that year to be materially worse than for other years.

Our insurance subsidiaries have experienced, and are expected in the future to experience, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on the operating results and financial condition of our insurance subsidiaries, thereby limiting the ability of our insurance subsidiaries to pay dividends to us. In the last 9 years, the largest non-flood catastrophe to affect our results of operations was Hurricane Floyd in the third quarter of 1999, which resulted in $15.1 million of losses.

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

The threat of terrorism, both within the United States and abroad, and military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, as well as loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause losses from insurance claims related to the property and casualty insurance operations of Harleysville Group, as well as a decrease in our stockholders’ equity, net income and/or revenue. The effects of changes related to Harleysville Group may result in a decrease in our stock price. The Terrorism Risk Insurance Act of 2002, which was originally extended in 2005 and extended again in 2007, requires that some coverage for terrorist loss be offered by primary property insurers and provides Federal assistance for recovery of claims through 2014. In addition, some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures.

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

If our investments, including our securities lending collateral, lose value, our revenues, earnings and financial position will be adversely affected.

Like many other property and casualty insurance companies, we depend on income from our investment portfolio for a significant portion of our revenues and earnings. Any significant decline in our investment income as a result of falling interest rates, decreased dividend payment rates or general market conditions would have an adverse effect on our results. Any significant decline in the market value of our investments, including the investments in our securities lending collateral portfolio, would reduce our shareholders’ equity and our policyholders’ surplus, which could impact our ability to write additional business.

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

Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary for the preceding year. Our insurance subsidiaries paid dividends to us of $63.0 million in 2007 and $15.0 million in 2005. No dividends were paid in 2006. Applying the current regulatory restrictions as of December 31, 2007, $112.2 million would be available for distribution to us without prior approval after June 5, 2008. We anticipate no objections to the payment of the dividends described in the preceding sentence.

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

As of December 31, 2007, the Mutual Company owned approximately 53% of our outstanding common stock. The Mutual Company’s stock ownership and ability, by reason of such ownership, to elect our board of directors, provides it with significant influence over potential change of control transactions. Section 203 of the Delaware General Corporation Law provides, however, that if a person acquires 15% or more of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more of our voting stock, subject to certain exceptions.

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

Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates are as follows:

	December 31, 2007
	Principal Cash Flows	Weighted-Average Interest Rate
	(dollars in thousands)
Fixed maturities and short-term investments:
2008	$375,479	5.03%
2009	210,938	4.67%
2010	214,825	4.79%
2011	240,104	5.47%
2012	268,659	5.27%
Thereafter	930,496	5.20%
Total	$2,240,501
Fair value	$2,285,643
Securities lending collateral:
2008	$86,956	4.64%
2009	31,447	3.48%
2010	5,155	4.62%
Total	$123,558
Fair value	$122,053
Debt:
2012	$18,500	5.68%
2013	100,000	5.75%
Total	$118,500
Fair value	$116,382
Securities lending obligation:
2008	$123,542	4.23%
Fair value	$123,542

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

The combined total of realized and unrealized equity investment gains was $3.5 million, $8.6 million and $1.2 million in 2007, 2006 and 2005, respectively. During these three years, the largest total equity investment gain and (loss) in a quarter was $7.0 million (1st quarter 2006) and $(5.8) million (2nd quarter 2006), respectively.

Item 8.

Financial Statements and Supplementary Data.

HARLEYSVILLE GROUP

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $317,091 and $377,348)	$313,629	$378,049
Available for sale, at fair value (amortized cost $1,715,219 and $1,600,940)	1,740,045	1,606,333
Equity securities, at fair value (cost $66,433 and $62,932)	76,297	71,446
Short-term investments, at cost, which approximates fair value	107,941	72,237
Fixed maturity securities on loan:
Held to maturity, at amortized cost (fair value $2,419 and $4,487)	2,414	4,408
Available for sale, at fair value (amortized cost $116,047 and $116,711)	118,147	116,541
Total investments	2,358,473	2,249,014
Cash	412	227
Receivables:
Premiums	146,238	147,445
Reinsurance	167,671	167,199
Accrued investment income	26,220	25,823
Total receivables	340,129	340,467
Deferred policy acquisition costs	101,954	102,317
Prepaid reinsurance premiums	38,721	37,242
Property and equipment, net	13,475	16,690
Deferred income taxes	38,544	60,643
Securities lending collateral	122,053	124,755
Due from affiliate	7,197	5,716
Other assets	51,487	53,913
Total assets	$3,072,445	$2,990,984
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $149,826 and $178,327)	$1,546,690	$1,493,645
Unearned premiums (affiliate $28,555 and $33,850)	450,186	443,738
Accounts payable and accrued expenses	74,686	98,184
Securities lending obligation	123,542	124,755
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Total liabilities	2,313,604	2,278,822
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 2007, 33,656,253 and 2006, 33,060,600 shares; outstanding 2007, 30,322,905 and 2006, 31,662,691 shares	33,656	33,061
Additional paid-in capital	213,654	197,607
Accumulated other comprehensive income	20,599	14
Retained earnings	578,705	505,967
Treasury stock, at cost, 3,333,348 and 1,397,909 shares	(87,773)	(24,487)
Total shareholders’ equity	758,841	712,162
Total liabilities and shareholders’ equity	$3,072,445	$2,990,984

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Premiums earned from affiliate (ceded to affiliate, $753,806, $742,752 and $749,085)	$833,024	$838,821	$841,567
Investment income, net of investment expense	110,827	102,609	90,572
Realized investment gains, net	875	40,605	233
Other income (affiliate $6,303, $6,420 and $6,697)	17,286	17,136	15,968
Total revenues	962,012	999,171	948,340
Expenses:
Losses and loss settlement expenses (ceded to affiliate, $490,058, $482,783 and $490,339)	523,030	539,823	567,396
Amortization of deferred policy acquisition costs	207,684	212,872	210,665
Other underwriting expenses	76,223	78,208	79,367
Interest expense (affiliate $1,057, $1,016 and $699)	7,085	6,943	6,648
Other expenses	4,995	4,957	5,343
Total expenses	819,017	842,803	869,419
Income before income taxes and cumulative effect of accounting change	142,995	156,368	78,921
Income taxes	42,941	46,241	17,490
Income before cumulative effect of accounting change	100,054	110,127	61,431
Cumulative effect of accounting change, net of income taxes		942
Net income	$100,054	$111,069	$61,431
Per common share:
Basic income before cumulative effect of accounting change	$3.24	$3.55	$2.02
Basic cumulative effect of accounting change		.03
Basic net income	$3.24	$3.58	$2.02
Diluted income before cumulative effect of accounting change	$3.19	$3.49	$2.01
Diluted cumulative effect of accounting change		.03
Diluted net income	$3.19	$3.52	$2.01
Cash dividend	$.88	$.73	$.69

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2007, 2006 and 2005

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Deferred Compensation		Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2004	31,589,474	$31,589	$161,689	$42,051	$377,282		$(200)	$(24,487)	$587,924
Net income					61,431				61,431
Other comprehensive loss, net of tax:
Unrealized investment losses, net of reclassifi-cation adjustment				(20,896)					(20,896)
Minimum pension liability adjustment				(867)					(867)
Other comprehensive loss									(21,763)
Comprehensive income									39,668
Issuance of common stock:
Incentive plans	392,417	393	7,067						7,460
Dividend Reinvestment Plan	26,251	26	561						587
Tax benefit from stock options exercised			564						564
Cash dividends paid					(21,008)				(21,008)
Deferred compensation							(812)		(812)
Balance at December 31, 2005	32,008,142	32,008	169,881	20,288	417,705		(1,012)	(24,487)	614,383
Net income					111,069				111,069
Other comprehensive loss, net of tax:
Unrealized investment losses, net of reclassifi- cation adjustment				(25,189)					(25,189)
Minimum pension liability adjustment				4,915					4,915
Other comprehensive loss									(20,274)
Comprehensive income									90,795
Issuance of common stock:
Incentive plans	1,033,472	1,034	20,359						21,393
Dividend Reinvestment Plan	18,986	19	592						611
Tax benefit from stock compensation			3,258						3,258
Stock compensation			4,529						4,529
Reclassification of deferred compensation			(1,012)				1,012
Cash dividends paid					(22,807)				(22,807)
Balance at December 31, 2006	33,060,600	$33,061	$197,607	$14	$505,967	$		$(24,487)	$712,162

(Continued)

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2007, 2006 and 2005

(dollars in thousands)

(Continued)

	Common Stock			Additional Paid-in Capital		Accumulated Other Comprehensive Income		Retained Earnings	Treasury Stock		Total
	Shares	Amount

Net income		$		$		$		$100,054	$		$100,054
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment							14,556				14,556
Defined benefit pension plans: Net actuarial loss adjustment							6,029				6,029
Other comprehensive income											20,585
Comprehensive income											120,639
Issuance of common stock:
Incentive plans	576,571		576		8,214						8,790
Dividend Reinvestment Plan	19,082		19		613						632
Tax benefit from stock compensation					2,497						2,497
Stock compensation					4,723						4,723
Purchase of treasury stock, 1,935,439 shares										(63,286)	(63,286)
Cash dividends paid								(27,316)			(27,316)
Balance at December 31, 2007	33,656,253		$33,656		$213,654		$20,599	$578,705		$(87,773)	$758,841

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$100,054	$111,069	$61,431
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax		(942)
Change in receivables, unearned premiums and prepaid reinsurance	5,307	74,448	(59,395)
Change in affiliate balance	(1,481)	(4,694)	(13,520)
Increase in unpaid losses and loss settlement expenses	53,045	12,843	163,067
Deferred income taxes	11,013	13,123	1,499
Decrease (increase) in deferred policy acquisition costs	363	1,856	(3,418)
Amortization and depreciation	4,192	4,291	5,097
Realized investment gains, net	(875)	(40,605)	(233)
Change in other assets and other liabilities	(2,135)	(11,289)	9,706
Other, net	2,043	5,965	859
Net cash provided by operating activities	171,526	166,065	165,093
Cash flows from investing activities:
Held to maturity investments:
Maturities	63,284	58,219	58,638
Available for sale investments:
Purchases	(309,760)	(575,900)	(416,763)
Maturities	164,258	170,954	122,097
Sales	20,600	186,254	35,990
Net (purchases) sales or maturities of short-term investments	(35,704)	(7,918)	49,503
Sale (purchase) of property and equipment, net	4,659	(375)	743
Net cash used by investing activities	(92,663)	(168,766)	(149,792)
Cash flows from financing activities:
Issuance of common stock	9,427	22,011	6,970
Purchase of treasury stock	(63,286)
Repayment of debt			(1,125)
Dividends paid (to affiliate, $14,449, $12,412 and $11,732)	(27,316)	(22,807)	(21,008)
Excess tax benefits from share-based payment arrangements	2,497	3,258
Net cash (used) provided by financing activities	(78,678)	2,462	(15,163)
Increase (decrease) in cash	185	(239)	138
Cash at beginning of year	227	466	328
Cash at end of year	$412	$227	$466

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

-

Mid-America Insurance Company (Mid-America) - merged into Worcester in 2007

-

Harleysville Ltd., a real estate partnership that owns the home office

Harleysville Group is approximately 53% owned by Harleysville Mutual Insurance Company (Mutual).

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

Investments

Accounting for fixed maturities depends on their classification as held to maturity, available for sale or trading. Fixed maturities classified as held to maturity are carried at amortized cost. Fixed maturities classified as available for sale are carried at fair value. There were no investments classified as trading. Equity securities are carried at fair value. Short-term investments are recorded at cost, which approximates fair value. The fair value of fixed maturities is based upon data supplied by an independent pricing service. The fair value of equity securities is based on the closing market value. The fair value of mutual fund holdings is based on the closing net asset value reported by the fund.

Premiums and discounts on fixed income securities are amortized or accreted using the interest method. Mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted as necessary to reflect actual prepayments and changes in expectations. Adjustments related to changes in prepayment assumptions are recognized on a retrospective basis.

Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. A decline in the fair value of an investment below its cost that is deemed other than temporary is charged to earnings. Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income and, accordingly, have no effect on net income. However, if the fair value of an investment declines below its cost and that decline is deemed other than temporary, the amount of the decline below cost is charged to earnings. Harleysville Group monitors its investment portfolio and at least quarterly reviews investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations consider, among other things, the magnitude and reasons for a decline, the prospects for the fair value to recover in the near term and Harleysville Group’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value.

Premiums

Premiums are recognized as revenue ratably over the terms of the respective policies. Unearned premiums are calculated on a pro rata basis.

Policy Acquisition Costs

Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and agency expenses that vary with, and are primarily related to, the production of business, are deferred and amortized over the effective period of the related insurance policies in proportion to the premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. The estimation of net realizable value takes into account the premium to be earned, related investment income over the claims paying period, expected losses and loss settlement expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss settlement expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the acquisition costs are unrecoverable, further analyses are completed to determine if a reserve is required to provide for losses that may exceed the related unearned premiums.

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

Share-Based Payments

Harleysville Group has several share-based compensation plans. Harleysville Group had accounted for the plans under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense was recognized prior to 2006 for fixed stock option grants and an employee stock purchase plan. Effective January 1, 2006, Harleysville Group adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which replaced SFAS No. 123 and supercedes APB Opinion No. 25, using the modified prospective application provisions. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.

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

The following table illustrates the effect on net income and earnings per share as if the provisions of SFAS No. 123 (as amended by SFAS No. 148), “Accounting for Stock-Based Compensation,” had been applied to in 2005.

2005
(in thousands, except per share data)
Net income, as reported	$61,431
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	799
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,934)
Pro forma net income	$59,296
Basic earnings per share:
As reported	$2.02
Pro forma	$1.95
Diluted earnings per share:
As reported	$2.01
Pro forma	$1.94

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

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The impact of adopting this statement on Harleysville Group’s results of operations and financial condition is not expected to be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available for sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The impact of adopting this statement on Harleysville Group’s results of operations and financial condition is not expected to be material.

2 - Transactions with Affiliates

(a) Underwriting

The insurance subsidiaries participate in a reinsurance pooling agreement with Mutual whereby such subsidiaries cede to Mutual all of their insurance business and assume from Mutual an amount equal to their participation in the pooling agreement. All losses and loss settlement expenses and other underwriting expenses are prorated among the parties on the basis of participation in the pooling agreement. The agreement pertains to all insurance business written or earned on or after January 1, 1986. Harleysville Group’s participation was 72% for 2007, 2006, and 2005.

Effective January 1, 2008, the Company’s property and casualty subsidiaries and Mutual and its property and casualty subsidiary, Harleysville Pennland Insurance Company (Pennland) amended their intercompany pooling agreement to increase Harleysville Group’s share of the pool from 72% to 80%. Harleysville Group received cash and investments of $192.1 million on January 3, 2008 associated with the transfer of assets and liabilities from the Mutual Company and Pennland to Harleysville Group in connection with the pool change.

Because this pooling agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to Mutual. However, the reinsurance pooling agreement provides for the right of offset, and the amount of credit risk with Mutual was not material at December 31, 2007 and 2006. Mutual has an A. M. Best rating of “A-” (Excellent).

The following amounts represent reinsurance transactions between Harleysville Group and Mutual under the pooling arrangement:

	2007	2006	2005
	(in thousands)
Ceded:
Premiums written	$764,070	$750,516	$743,170
Premiums earned	$753,806	$742,752	$740,273
Losses incurred	$490,058	$482,599	$490,517
Assumed:
Premiums written	$837,993	$838,817	$847,856
Premiums earned	$833,024	$838,821	$850,379
Losses incurred	$522,735	$539,213	$566,770
Net assumed from Mutual:
Unearned premiums	$28,555	$33,850	$41,618
Unpaid losses and loss settlement expenses	$149,826	$178,327	$187,293

Harleysville Group had a reinsurance agreement with Mutual whereby Mutual reinsured accumulated catastrophe losses in a quarter up to $14,400,000 in excess of $3,600,000 in return for a reinsurance premium. The agreement was terminated on December 31, 2005. The agreement excluded catastrophe losses resulting from earthquakes, terrorism or hurricanes, and supplemented the existing external catastrophe reinsurance program. Under this agreement, Harleysville Group ceded to Mutual no premiums earned for 2007 and 2006, and premiums earned of $8,812,000 for 2005. Losses incurred ceded to Mutual under the agreement were not material for any of the periods presented.

(b) Property

Harleysville Ltd. leases the home office to Mutual, which shares the facility with Harleysville Group. Rental income under the lease was $4,086,000, $4,051,000 and $3,961,000 for 2007, 2006, and 2005, respectively, and is included in other income after elimination of intercompany amounts of $2,501,000, $2,479,000 and $2,424,000 in 2007, 2006 and 2005, respectively.

(c) Management Agreements

Harleysville Group Inc. received $6,303,000, $6,420,000 and $6,697,000 of management fee income in 2007, 2006 and 2005, respectively, under agreements whereby Harleysville Group Inc. provides management services to Mutual and other affiliates. Such amounts are included in other income.

(d) Intercompany Balances

Intercompany balances are created primarily from the pooling arrangement (settled quarterly), allocation of common expenses, collection of premium balances and payment of claims (settled monthly). No interest is charged or received on intercompany balances due to the timely settlement terms and nature of the items. Interest expense on the loan from Mutual described in Note 7 was $1,057,000, $1,016,000 and $699,000 in 2007, 2006 and 2005, respectively.

Harleysville Group has off-balance-sheet credit risk related to approximately $78,000,000 and $77,000,000 of premium balances due to Mutual from agents and insureds at December 31, 2007 and 2006, respectively.

3 - Investments

The amortized cost and estimated fair value of investments, including amounts on loan under the securities lending agreement, in fixed maturity and equity securities are as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,708	$10		$2,718
Obligations of states and political subdivisions	173,027	2,426	$(291)	175,162
Corporate securities	140,308	2,158	(836)	141,630
Total held to maturity	316,043	4,594	(1,127)	319,510
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	251,672	7,155	(79)	258,748
Obligations of states and political subdivisions	587,054	9,837	(623)	596,268
Corporate securities	623,397	9,787	(3,487)	629,697
Mortgage-backed securities	369,143	6,010	(1,674)	373,479
Total available for sale	1,831,266	32,789	(5,863)	1,858,192
Total fixed maturities	$2,147,309	$37,383	$(6,990)	$2,177,702
Total equity securities	$66,433	$10,105	$(241)	$76,297

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,881		$(45)	$3,836
Obligations of states and political subdivisions	218,188	$2,090	(1,449)	218,829
Corporate securities	160,388	1,696	(2,914)	159,170
Total held to maturity	382,457	3,786	(4,408)	381,835
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	268,424	1,846	(2,713)	267,557
Obligations of states and political subdivisions	496,484	6,400	(2,785)	500,099
Corporate securities	578,276	7,122	(4,687)	580,711
Mortgage-backed securities	374,467	2,892	(2,852)	374,507
Total available for sale	1,717,651	18,260	(13,037)	1,722,874
Total fixed maturities	$2,100,108	$22,046	$(17,445)	$2,104,709
Total equity securities	$62,932	$8,550	$(36)	$71,446

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2007 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity:
Due in one year or less	$76,428	$76,911
Due after one year through five years	148,976	150,834
Due after five years through ten years	87,305	88,269
Due after ten years	3,334	3,496
	316,043	319,510
Available for sale:
Due in one year or less	188,492	189,724
Due after one year through five years	624,079	635,342
Due after five years through ten years	596,173	604,325
Due after ten years	53,379	55,322
	1,462,123	1,484,713
Mortgage-backed securities	369,143	373,479
	1,831,266	1,858,192
Total fixed maturities	$2,147,309	$2,177,702

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2007 and 2006 amounted to $32,097,000 and $36,942,000, respectively.

The estimated fair value and unrealized loss for temporarily impaired securities is as follows:

	December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,557	$24	$14,465	$55	$19,022	$79
Obligations of states and political subdivisions	10,535	66	93,965	848	104,500	914
Corporate securities	113,545	1,898	165,416	2,425	278,961	4,323
Mortgage-backed securities	74,488	570	49,300	1,104	123,788	1,674
Total fixed maturities	203,125	2,558	323,146	4,432	526,271	6,990
Total equity securities	7,861	241			7,861	241
Total temporarily impaired securities	$210,986	$2,799	$323,146	$4,432	$534,132	$7,231

	December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,270	$74	$144,974	$2,683	$182,244	$2,757
Obligations of states and political subdivisions	53,962	380	143,437	3,855	197,399	4,235
Corporate securities	133,135	1,608	209,562	5,993	342,697	7,601
Mortgage-backed securities	71,476	426	105,413	2,426	176,889	2,852
Total fixed maturities	295,843	2,488	603,386	14,957	899,229	17,445
Total equity securities	1,564	18	22	18	1,586	36
Total temporarily impaired securities	$297,407	$2,506	$603,408	$14,975	$900,815	$17,481

Of the total fixed maturity securities with an unrealized loss at December 31, 2007, securities with a fair value of $424.0 million and an unrealized loss of $5.9 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $102.3 million and an unrealized loss of $1.1 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to a widening of credit spreads rather than a decline in credit quality. There are $323.1 million in fixed maturity securities, at fair value, that at December 31, 2007, had been below amortized cost for over 12 months. The $4.4 million of unrealized losses on such securities primarily relates to securities which carry an investment grade debt rating and have declined in fair value roughly in line with market interest rate changes. Harleysville Group currently has the ability and intent to hold these securities until recovery.

There are four positions that comprise the unrealized loss in equity investments at December 31, 2007. They have not been below cost for significant continuous amounts of time. Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in the future.

A summary of net investment income is as follows:

	2007	2006	2005
	(in thousands)
Interest on fixed maturities	$105,861	$95,101	$86,463
Dividends on equity securities	1,340	2,585	3,018
Interest on short-term investments	5,978	6,110	2,780
Total investment income	113,179	103,796	92,261
Investment expense	2,352	1,187	1,689
Net investment income	$110,827	$102,609	$90,572

Realized gross gains (losses) from investments and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

	2007	2006	2005
	(in thousands)
Fixed maturity securities:
Held to maturity:
Gross gains	$24	$28
Gross losses	(159)
Available for sale:
Gross gains	84		$123
Gross losses	(406)	(128)	(247)
Equity securities:
Gross gains	2,183	43,058	4,558
Gross losses	(22)	(2,353)	(4,201)
Securities lending collateral:
Available for sale:
Gross losses	(829)
Net realized investment gains	$875	$40,605	$233
Change in difference between fair value and cost of investments(1):
Fixed maturity securities	$25,792	$(11,518)	$(46,843)
Equity securities	1,350	(32,095)	855
Securities lending collateral	(660)
Total	$26,482	$(43,613)	$(45,988)

———————

(1)

Parentheses indicate a net unrealized decline in fair value.

Income taxes on realized investment gains were $306,000, $14,212,000 and $81,000 for 2007, 2006 and 2005, respectively.

Deferred income tax liabilities applicable to net unrealized investment gains included in shareholders’ equity were $12,646,000 and $4,808,000 at December 31, 2007 and 2006, respectively.

There were impairment charges of $1,400,000 in 2007 and no impairment charges in 2006.

In April 2007, bonds with an amortized cost of $1,882,000 were transferred from the held to maturity category to the available for sale category due to a significant deterioration in the credit worthiness of the issuer. An impairment loss of $118,000 was recognized on this security. The security was sold in the third quarter of 2007 at a gain of $76,000.

Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At December 31, 2007, Harleysville Group had received, and had the obligation to return, cash collateral of $123,500,000. The cash collateral received was invested, as described below, in investments with a fair value at December 31, 2007 of $122,100,000 related to securities on loan with a fair value of $120,600,000. Harleysville Group’s policy is to require initial collateral of 102% of the fair value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such fair value plus accrued interest over the life of the loan. Cash collateral received can be further invested in money market instruments, government securities, “A” rated corporate obligations, “AAA” rated asset-backed securities or GICs and Funding Agreements from issuers rated “A” or better. The cash collateral Harleysville Group received was invested as follows at December 31, 2007: 52% of the collateral was held in cash and cash equivalents (maturities of three months or less) and 48% of the collateral was held in securities which may fluctuate in value and have variable interest rates and maturities of up to three years. These securities are classified as available for sale. The securities on loan to others have been segregated from the other invested assets on the balance sheet. In addition, the assets and liabilities have been grossed up to reflect the investment of the collateral received under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

At December 31, 2007, Harleysville Group held the following fixed maturity investments in its securities lending collateral portfolio:

	Stated Maturity Date	Cost	Fair Value	Unrealized Gain(Loss)
	(in thousands)
Structured Investment Vehicles (SIVs)
Cheyne Finance LLC, Medium Term Note SER 144A	02/10/2009	$6,898	$6,898	—
Stanfield Victoria LLC, Medium Term Note SER 144A	08/25/2008	2,673	2,604	$(69)
Stanfield Victoria LLC, Medium Term Note SER 144A	08/05/2008	2,673	2,604	(69)
Liberty Lighthouse, Medium Term Note SER 144A	03/16/2010	2,577	2,527	(50)
Sigma Finance Inc, Medium Term Note	01/16/2009	7,731	7,570	(161)
Liquid Funding LTD, Medium Term Note SER 144A	11/04/2008	5,151	5,162	11
Liquid Funding LTD, Medium Term Note SER 144A	09/29/2008	2,674	2,662	(12)
Atlas Capital Fund. Corp, Medium Term Note SER 144A	07/11/2008	2,674	2,669	(5)
Total SIVs		$33,051	$32,696	$(355)

Other Investments
CIT Group Inc., Medium Term Note SER A	05/14/2009	$2,577	$2,568	$(9)
CIT Group Inc., Medium Term Note	11/04/2008	2,578	2,560	(18)
Hertz Vehicle Financing LLC ABS	12/09/2008	2,578	2,567	(11)
Monumental Global Funding III, Medium Term Note	05/24/2010	2,578	2,571	(7)
Monumental Global Funding II, Medium Term Note	09/22/2009	2,577	2,559	(18)
Pacific Life Global Funding Note SER 144A	08/10/2009	2,578	2,574	(4)
SLM Corp. Medium Term Note SER 144A	03/16/2009	8,248	8,012	(236)
General Electric Cap Corp Medium Term Note SER A	05/19/2008	2,674	2,672	(2)
Barclays Bank PLC Corp. CD	02/21/2008	2,674	2,674	—
Citibank NA Corp. CD	02/21/2008	2,674	2,674	—
Wachovia Corp. CD	02/21/2008	2,674	2,674	—
Open End Repo Agreements		55,252	55,252	—
Total Other Investments		$89,662	$89,357	$(305)

Total Securities Lending Portfolio		$122,713	$122,053	$(660)

The fixed maturity investments in the SIVs consist predominantly of asset-backed and mortgage-backed securities. Each of the SIVs listed above represents a senior claim on the assets of the issuer. The Cheyne and Stanfield Victoria holdings are in technical default and are currently under the supervision of receivers appointed to protect the interests of senior creditors. In the fourth quarter of 2007, an impairment loss of $829,000 was recognized on the Cheyne holding due to a significant deterioration in the credit worthiness of the issuer.

Due to illiquid market conditions and deteriorating fundamentals in the housing industry, the value of some of the underlying assets that secure our position as a senior creditor in the SIVs is uncertain at this time. Depending upon developments involving the performance of the assets held by the SIVs, it is possible that the SIV holdings listed above may be written down in the income statement in the future.

Subsequent to December 31, 2007, the Atlas Capital Funding Corp. Medium Term Note was converted into a Wachovia Bank Certificate of Deposit with the same maturity date. In February 2008, we divested both of our Liquid Funding LTD Medium Term Notes maturing on November 4, 2008 and September 29, 2008 for losses of $15,000 and $10,000, respectively.

One of the holdings within the security lending portfolio, with an unrealized loss of $18,000 at December 31, 2007, has had an unrealized loss for over twelve months.

Harleysville Group has not directly held or issued derivative financial instruments during the periods presented.

4 - Reinsurance

In the ordinary course of business, Harleysville Group cedes insurance to, and assumes insurance from, insurers to limit its maximum loss exposure through diversification of its risks. See Note 2(a) for discussion of reinsurance with Mutual. Reinsurance contracts do not relieve Harleysville Group of primary liability as the originating insurer. After excluding reinsurance transactions with Mutual under the pooling arrangement in the assumed and ceded amounts below, the effect of Harleysville Group’s share of other reinsurance on premiums written and earned is as follows:

	2007	2006	2005
	(in thousands)
Premiums written:
Direct	$916,801	$904,970	$907,880
Assumed	13,559	21,222	25,885
Ceded	(92,367)	(87,375)	(94,721)
Net premiums written	$837,993	$838,817	$839,044
Premiums earned:
Direct	$907,660	$900,029	$907,670
Assumed	16,252	23,181	27,036
Ceded	(90,888)	(84,389)	(93,139)
Net premiums earned	$833,024	$838,821	$841,567

Losses and loss settlement expenses are net of reinsurance recoveries of $34,901,000, $40,633,000 and $141,449,000 for 2007, 2006 and 2005, respectively. Reinsurance recoveries for 2005 include approximately $129,000,000 in recoveries from the National Flood Insurance Program, primarily relating to Hurricane Katrina.

5 - Property and Equipment

Property and equipment consisted of land and buildings with a cost of $26,270,000 and $29,679,000, and equipment, including software, with a cost of $9,726,000 and $11,579,000 at December 31, 2007 and 2006, respectively. Accumulated depreciation related to such assets was $22,521,000 and $24,568,000 at December 31, 2007 and 2006, respectively.

Rental expense under leases with non-affiliates amounted to $2,732,000, $3,033,000 and $2,753,000 for 2007, 2006 and 2005, respectively. Operating lease commitments were not material at December 31, 2007.

In the second quarter of 2007, the Company sold its office building in Traverse City, Michigan and recognized a pre-tax gain of $2,700,000 which is included in other income.

6 - Liability for Unpaid Losses and Loss Settlement Expenses

Activity in the liability for unpaid losses and loss settlement expenses is summarized as follows:

	2007	2006	2005
	(in thousands)
Liability at January 1	$1,493,645	$1,480,802	$1,317,735
Less reinsurance recoverables	163,796	243,712	186,126
Net liability at January 1	1,329,849	1,237,090	1,131,609
Incurred related to:
Current year	545,077	557,908	584,929
Prior years	(22,047)	(18,085)	(17,533)
Total incurred	523,030	539,823	567,396
Paid related to:
Current year	181,406	165,409	183,645
Prior years	289,661	281,655	278,270
Total paid	471,067	447,064	461,915
Net liability at December 31	1,381,812	1,329,849	1,237,090
Plus reinsurance recoverables	164,878	163,796	243,712
Liability at December 31	$1,546,690	$1,493,645	$1,480,802

Harleysville Group recognized net favorable development in the provision for insured events of prior years of $22,000,000 in 2007, primarily due to lower-than-expected claims severity broadly experienced across all casualty lines in accident years 2003 through 2006 partially offset by adverse development in the 2002 and prior accident years. The favorable development consisted of $12,500,000 in commercial lines and $9,500,000 in personal lines.

A reduction in commercial automobile severity was broadly observed during 2007 and led to recognition of $10,200,000 of favorable development in this line in 2007.

A reduction in commercial multi-peril severity in accident years 2005 and 2006 was observed during 2007 and led to the recognition of favorable development for those accident years in 2007. An increase in commercial multi-peril severity in the liability portion of the line in accident years prior to 2005 was observed during 2007 and led to the recognition of adverse development for those accident years in 2007. In total, $2,100,000 in favorable development was recognized in the commercial multi-peril line during 2007.

A reduction in personal automobile severity was broadly observed during 2007 and led to the recognition of $5,700,000 of favorable development in this line in 2007.

A reduction in homeowners severity was broadly observed during 2007 and led to the recognition of favorable development of $4,100,000 in this line in 2007.

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

7 - Borrowings

Debt

Debt is as follows:

	December 31,
	2007	2006
	(in thousands)
Notes, 5.75%, due 2013	$100,000	$100,000
Demand term-loan payable to Mutual, LIBOR plus 0.45%, due 2012	18,500	18,500
Total debt	$118,500	$118,500

The fair value of the notes was $97,882,000 and $97,394,000 at December 31, 2007 and 2006, respectively, based on quoted market prices for the same or similar debt. The carrying value of the remaining debt approximates fair value.

Interest paid was $6,808,000, $6,760,000 and $6,462,000 in 2007, 2006 and 2005 respectively.

Credit Facility

On August 18, 2006, Harleysville Group Inc. entered into a credit agreement with HSBC Bank USA, National Association, as Administrative Agent and participating lenders relating to a five year $100 million revolving credit facility. At Harleysville Group Inc.’s election, interest will be calculated at the LIBOR Rate plus a Margin (currently 0.750% based on the credit rating of the Company’s debt) or the Alternate Base Rate (the greater of the Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1%). In addition, there is a fee of 0.150% per annum on the loan commitment amount, regardless of usage. The agreement requires compliance with certain covenants, which include minimum net worth and leverage and fixed charge coverage ratios. There have been no borrowings under the credit facility. The Company is in compliance with all applicable covenants. Effective January 8, 2008, the Company terminated the credit agreement because the Company felt it was no longer needed.

8 - Shareholders’ Equity

Comprehensive income consisted of the following:

	2007	2006	2005
	(in thousands)
Net income	$100,054	$111,069	$61,431
Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized investment holding gains (losses) arising during period, net of taxes (benefits) of $8,191, $639 and $(11,170)	15,212	1,186	(20,744)
Less:
Reclassification adjustment for gains included in net income, net of taxes of $(353), $(14,202) and $(81)	(656)	(26,375)	(152)
Net unrealized investment gains (losses)	14,556	(25,189)	(20,896)
Defined benefit pension plans:
Net actuarial gain arising during the period, net of taxes of $2,862	5,313
Recognition of net actuarial loss in net periodic pension cost, net of taxes of $386	716
Minimum pension liability adjustment, net of taxes (benefits) of $2,646 and $(467)		4,915	(867)
Defined benefit pension plan	6,029	4,915	(867)
Other comprehensive income (loss)	20,585	(20,274)	(21,763)
Comprehensive income	$120,639	$90,795	$39,668

Accumulated other comprehensive income consisted of the following amounts (which are net of tax):

	December 31,
	2007	2006
	(in thousands)
Unrealized investment gains	$23,485	$8,929
Defined benefit pension plan-net actuarial loss	(2,886)	(8,915)
Accumulated other comprehensive income	$20,599	$14

A source of cash for the payment of dividends is dividends from subsidiaries. Harleysville Group Inc.’s insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to risk-based capital requirements and to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2007, $112,235,000 would be available for distribution to Harleysville Group Inc. after June 5, 2008 without prior approval.

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

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2007 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company’s eight insurance subsidiaries at December 31, 2007 ranged from 543% to 677%.

The following table contains selected information for Harleysville Group Inc.’s property and casualty insurance subsidiaries, as determined in accordance with prescribed statutory accounting practices:

	2007	2006	2005
	(in thousands)
Statutory capital and surplus	$671,895	$686,149	$566,802
Statutory unassigned surplus	$541,626	$551,880	$432,533
Statutory net income	$114,343	$131,263	$62,330

9 - Income Taxes

The components of income tax expense (benefit) are as follows:

	2007	2006	2005
	(in thousands)
Current	$31,928	$33,118	$15,991
Deferred	11,013	13,123	1,499
	$42,941	$46,241	$17,490

Cash paid for federal income taxes in 2007, 2006 and 2005 was $28,550,000, $32,750,000 and $14,100,000, respectively.

The actual income tax rate differed from the statutory federal income tax rate applicable to income before income taxes as follows:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(5.1)	(5.5)	(12.8)
Other, net	0.1	0.1
	30.0%	29.6%	22.2%

The tax effects of the significant temporary differences that give rise to deferred tax liabilities and assets are as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax liabilities:
Deferred policy acquisition costs	$35,684	$35,811
Unrealized investment gains	12,646	4,808
Other	11,388	9,667
Total deferred tax liabilities	59,718	50,286
Deferred tax assets:
Unearned premiums	28,803	28,455
Losses incurred	55,101	55,873
Pension plan	1,664	5,477
AMT credit carryforward		10,103
Other	12,694	11,021
Total deferred tax assets	98,262	110,929
Net deferred tax asset	$38,544	$60,643

A valuation allowance is required to be established for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the benefit of the deferred tax asset will be realized through the generation of future income. Therefore, no such valuation allowance has been established.

Effective January 1, 2007, Harleysville Group adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” As of January 1, 2007 and December 31, 2007, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2004 through 2007 were open for examination as of December 31, 2007.

10 - Incentive Plans

Under SFAS No. 123(R), the compensation expense for the various share-based compensation plans that has been charged against income before income taxes and cumulative effect of accounting change was $4,723,000 and $4,529,000 for 2007 and 2006, respectively with a corresponding income tax benefit of $1,555,000 and $1,467,000 for 2007 and 2006, respectively. In accordance with APB Opinion No. 25, the compensation expense that was charged against income before tax was $1,229,000 for 2005 with a corresponding income tax benefit of $430,000.

Fixed Stock Option Plans

Harleysville Group has an Equity Incentive Plan (EIP) for key employees. Awards may be made in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or any combination of the above. The EIP was amended in 1997, 2006 and 2007 and limited future awards to an aggregate of 1,000,000 shares, plus the remaining shares under the 1997 plan, of Harleysville Group Inc.’s common stock. Such shares may be authorized and unissued shares or treasury shares. The plan provides that stock options may become exercisable from six months to 10 years from the date of grant with an exercise price not less than fair market value on the date of grant. Options granted prior to 2006 normally vest 50% at the end of one year and 50% at the end of two years from the date of grant. Options granted in 2006 and 2007 normally vest 33 1/3% at the end of one year, 33 1/3% at the end of two years and 33 1/3% at the end of three years from the date of grant. SARs have not been material. Restricted stock awards have vesting periods of three to five years and vest 100% at the end of the period. Restricted stock units have a vesting period of five years and vest 100% at the end of the period.

In determining the expense to be recorded for stock options, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions utilized in applying the Black-Scholes option pricing model are the risk-free interest rate, expected term, dividend yield, and expected volatility. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model. The expected term of an option award is based on historical experience of similar awards. The dividend yield is determined by dividing the per share- dividend by the grant date stock price. The expected volatility is based on the volatility of the Company’s stock price over a historical period comparable to the expected term. The weighted average assumptions used in applying the Black-Scholes valuation model are shown below:

	For the year ended December 31,
	2007	2006	2005
Risk-free interest rate	4.65%	4.96%	4.05%
Expected term	6 years	6 years	6 years
Dividend yield	2.19%	2.38%	3.18%
Expected volatility	32.64%	34.67%	36.14%

A summary of share option activity under the plan is as follows:

	Number Of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2004	2,535,432	$22.09
Granted—2005	545,638	21.45
Exercised—2005	(253,790)	17.05
Forfeited—2005	(358,783)	23.21
Outstanding at December 31, 2005	2,468,497	22.30
Granted—2006	311,840	29.38
Exercised—2006	(900,154)	21.92
Forfeited—2006	(49,529)	24.34
Outstanding at December 31, 2006	1,830,654	23.65
Granted—2007	277,150	34.75
Exercised—2007	(399,122)	22.59
Forfeited—2007	(23,212)	31.31
Outstanding at December 31, 2007	1,685,470	$25.62	6.4	$16,451
Exercisable at:
December 31, 2007	1,235,224	$23.09	4.0	$15,179

The per share weighted-average fair value of options granted during 2007, 2006 and 2005 was $11.03, $9.70 and $6.36, respectively. The total intrinsic value of options exercised was $4,111,000, $9,375,000, and $1,594,000 for 2007, 2006 and 2005, respectively.

The expense to be recorded over the vesting period for restricted stock and restricted stock unit awards is determined utilizing the number of awards granted and the grant date fair market value.

A summary of restricted stock activity under the plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards at January 1, 2007	138,628	$26.67
Granted 2007	103,266	34.53
Vested 2007	(11,139)	24.17
Forfeited 2007	(10,783)	30.60
Restricted stock awards at December 31, 2007	219,972	$30.30

The total fair market value of restricted shares which vested during 2007 and 2006 was $363,000 and $92,000, respectively.

During 2007, a total of 17,440 restricted stock units were granted at a weighted average grant date fair value of $34.76 per unit. There were no grants of restricted stock units in 2006 or 2005.

For share options and restricted stock and restricted stock unit awards granted under the plan, the Company recognized compensation expense of $3,550,000 and $3,109,000 in 2007 and 2006, respectively. The Company recognized compensation expense for restricted stock of $61,000 in 2005. As of December 31, 2007 the Company’s total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, restricted stock and restricted stock unit awards) granted under the plan was $6,018,000. The cost is expected to be recognized over a weighted average period of 2.6 years.

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

In determining the expense to be recorded for the employee stock purchase plan, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Purchase Plan
	For the year ended December 31,
	2007	2006	2005
Risk-free interest rate	5.06%	4.84%	3.03%
Expected term	6 months	6 months	6 months
Dividend yield	2.23%	2.39%	3.05%
Expected volatility	18.34%	23.33%	30.59%

The weighted-average fair value of options granted under the employee stock purchase plan was $6.74, $6.11 and $4.90 for 2007, 2006 and 2005, respectively. The total intrinsic value of options exercised under the plan was $297,000, $581,000 and $471,000 for 2007, 2006 and 2005, respectively. Compensation expense of $281,000 and $336,000 related to grants under the plan was recognized in 2007 and 2006 respectively. As of December 31, 2007, there was $12,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of one month.

The 1996 Directors’ Stock Purchase Plan provided for the issuance of up to 200,000 shares of Harleysville Group Inc. common stock to outside directors of Harleysville Group Inc. and Mutual. The purchase price of the stock was 85% of the lower of the beginning-of-the-subscription-period or end-of-the-subscription-period fair market value. In 2005, there were 3,887 shares issued under the plan for which $23,000 of expense was recognized. This plan was discontinued and the last subscription period ended January 14, 2005.

The 2005 Non-Employee Directors’ Deferred Stock Unit Plan provided for the grant of up to 110,000 fully vested deferred stock units to outside directors of Harleysville Group Inc. and Mutual. Each stock unit represents the right to receive, without payment to the Company, one share of common stock of Harleysville Group Inc. The plan was amended and restated in 2007 to provide for the grant of awards in the form of stock options, deferred stock units and restricted stock and was renamed the Amended and Restated Directors’ Equity Compensation Plan. The aggregate number of shares which may be issued under the plan is 500,000, which may be either authorized and unissued shares or treasury shares. At each April Board of Directors meeting, each non-employee director shall receive a number of deferred stock units equal to the result of dividing $50,000 by the fair market value of a share of HGI common stock.

The expense to be recorded for the deferred stock units is determined utilizing the number of awards granted and the grant date fair market value. The expense is recognized at the date of grant as the awards are fully vested. In 2007, 2006 and 2005, respectively, there were 16,574, 10,050 and 13,500 units issued under the plan for which $454,000, $254,000 and $232,000 of expense was recognized. The weighted average grant date fair value of units granted during 2007, 2006 and 2005 was $32.08, $29.85 and $20.00 per unit, respectively.

The Long Term Incentive Plan (LTIP) provides for the issuance of up to 600,000 shares of Harleysville Group Inc. common stock, which may be authorized and unissued shares or treasury shares. Shares are awarded to key employees based on the total shareholder return of the Company’s stock relative to the total shareholder return of a group of insurance company stocks for a three year period. Current plans are in effect for the three year period January 1, 2005 through December 31, 2007. The fair value of the stock component of the plan was estimated on the date of grant using a 10,000 trial simulation with the following assumptions:

Plan Years 2005-2007
Risk-free interest rate	3.63%
Expected volatility	37.2%
Target number of shares to be issued	68,592

The weighted-average grant date fair value of the 2005-2007 plan stock award was $19.64 per share. Compensation expense of $434,000, $823,000, and $832,000 was recognized related to the stock component of the LTIP for 2007, 2006 and 2005, respectively. As of December 31, 2007, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the LTIP. No shares were issued under the plan in 2006 and 2005. During 2007, 95,704 shares were issued in connection with plan years 2004-2006.

The LTIP also has a cash component. This component had been accounted for under the intrinsic method of APB Opinion No. 25 prior to January 1, 2006. It is now being accounted for under the liability method of SFAS No. 123(R). Compensation expense of $407,000, $616,000 and $250,000 was recognized related to the cash component of the LTIP for 2007, 2006 and 2005, respectively. As of December 31, 2007, there was no unrecognized compensation cost related to the cash component.

Cash received from option exercises under all share-based payment arrangements for 2007, 2006 and 2005 was $9,034,000, $20,050,000 and $5,101,000, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements was $1,439,000, $3,281,000 and $557,828, respectively, for 2007, 2006 and 2005.

Harleysville Group has incentive bonus plans. The plans were amended in 2006 to include virtually all employees. Cash bonuses are earned on a formula basis depending upon the performance of Harleysville Group and Mutual in relation to certain targets. Harleysville Group’s expense for such plans was $5,920,000, $6,901,000 and $3,836,000 for 2007, 2006 and 2005, respectively.

11 - Pension and Other Benefit Plans

Harleysville Group Inc. has a frozen pension plan that covers employees hired before January 1, 2006. Retirement benefits are a function of both the years of service and level of compensation. Harleysville Group Inc.’s funding policy is to contribute annually an amount equal to at least the minimum required contribution in accordance with minimum funding standards established by ERISA. Contributions are intended to provide for benefits attributed to service through March 31, 2006. Harleysville Group Inc. uses a December 31, measurement date for the pension plan. The plan was frozen at the then current benefit levels as of March 31, 2006, at which time the accrual of future benefits for eligible employees ceased. The curtailment loss for the qualified plan has been reflected in the net periodic pension cost for 2005. The curtailment benefit for the supplemental executive retirement plan of $146,000 was recognized in the first quarter of 2006.

The following table sets forth the year-end status of the plan including Mutual:

	2007	2006
	(in thousands)
Change in benefit obligation
Benefit obligation at January 1	$188,403	$185,553
Service cost		2,365
Interest cost	10,934	10,565
Amendments		58
Net actuarial gain	(16,760)	(3,238)
Benefits paid	(7,029)	(6,463)
Curtailment		(437)
Benefit obligation at December 31	$175,548	$188,403
Accumulated benefit obligation at December 31	$175,548	$188,403
Change in plan assets
Fair value of plan assets at January 1	$161,774	$146,951
Actual return on plan assets	7,358	18,156
Contributions	3,000	3,000
Benefits paid	(6,877)	(6,333)
Fair value of plan assets at December 31	$165,255	$161,774
Funded status at December 31	$(10,293)	$(26,629)
Harleysville Group portion:
Amount recognized in the statement of financial position	$7,525	$18,381
Amount recognized in accumulated other comprehensive income:
Net actuarial loss	$4,439	$13,716

The net periodic pension cost for the plan including Mutual consists of the following components:

	2007	2006	2005
	(dollars in thousands)
Components of net periodic pension cost:
Service cost		$2,365	$8,910
Interest cost	$10,934	10,565	11,897
Expected return on plan assets	(11,880)	(11,698)	(11,617)
Recognized net actuarial loss	1,682	1,927	4,459
Amortization of prior service cost		5	207
Net transition amortization		13	53
Curtailment (gain) loss		(222)	802
Net periodic pension cost:
Entire plan	$736	$2,955	$14,711
Harleysville Group portion	$480	$1,945	$9,735
Other changes recognized in other comprehensive income - Harleysville Group portion
Net actuarial (gain) loss arising during the period	$(8,175)
Recognition of actuarial loss in net periodic benefit cost	(1,102)
Total recognized in other comprehensive income - Harleysville Group portion	$(9,277)
Total recognized in net periodic benefit cost and other comprehensive income	$(8,797)
Additional information:
Change in minimum liability included in other comprehensive income—Harleysville Group portion		$(7,561)	$1,344
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.55%	5.95%	5.70%
Rate of compensation increase - supplemental executive retirement plan	N/A	N/A	4.50%
Weighted-average assumptions used to determine net cost for years ended December 31:
Discount rate	5.95%	5.70%	5.75%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase - supplemental executive retirement plan through March 31, 2006	N/A	4.50%	4.50%

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost in 2008 are as follows: net actuarial loss $177,000.

The discount rate assumption used to determine the benefit obligation was based on high quality bond yields that relate to the estimated timing of benefit payouts of the plan.

Harleysville Group’s pension plan asset allocations at December 31, 2007 and 2006 are as follows:

	2007	2006
Asset Category:
Cash and cash equivalents	8%	4%
Equity securities	73%	74%
Debt securities	19%	22%
Total	100%	100%

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

Cash Flows

The expected 2008 contribution to the pension plan is $3,409,000 of which $2,222,000 is Harleysville Group’s expected portion.

The following benefit payments, which reflect service through March 31, 2006, are expected to be paid:

	December 31,
	Total Plan	Harleysville Group’s Portion
2008	$7,520,000	$4,902,000
2009	7,839,000	5,110,000
2010	8,066,000	5,258,000
2011	8,434,000	5,498,000
2012	8,888,000	5,794,000
2013-2017	53,223,000	34,696,000

Harleysville Group has profit-sharing plans covering qualified employees. Harleysville Group’s expense under the plans was $4,264,000, $3,956,000 and $2,565,000 for 2007, 2006 and 2005, respectively. The plan was amended, effective April 1, 2006, to require a Company core contribution, equal to 5% of salary, to be automatically contributed to all eligible employees’ accounts on a biweekly basis regardless of the employees’ salary deferral amounts into the plan. Harleysville Group’s expense for the Company core contribution was $3,738,000 and $2,866,000 in 2007 and 2006, respectively.

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

Financial data by segment is as follows:

	2007	2006	2005
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$689,518	$693,229	$687,135
Personal lines	143,506	145,592	154,432
Total premiums earned	833,024	838,821	841,567
Net investment income	110,827	102,609	90,572
Realized investment gains, net	875	40,605	233
Other	17,286	17,136	15,968
Total revenues	$962,012	$999,171	$948,340
Income before income taxes and cumulative effect of accounting change:
Underwriting gain (loss):
Commercial lines	$16,126	$(2,972)	$(31,066)
Personal lines	9,978	14,611	13,196
SAP underwriting gain (loss)	26,104	11,639	(17,870)
GAAP adjustments	(17)	(3,721)	2,009
GAAP underwriting gain (loss)	26,087	7,918	(15,861)
Net investment income	110,827	102,609	90,572
Realized investment gains, net	875	40,605	233
Other	5,206	5,236	3,977
Income before income taxes and cumulative effect of accounting change	$142,995	$156,368	$78,921

13 - Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	2007	2006	2005
	(dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Income before cumulative effect of accounting change	$100,054	$110,127	$61,431
Denominator for basic earnings per share – weighted-average shares outstanding	30,902,593	31,011,310	30,375,109
Effect of stock incentive plans	452,048	514,344	210,804
Denominator for diluted earnings per share	31,354,641	31,525,654	30,585,913
Basic earnings per share
Income before cumulative effect of accounting change	$3.24	$3.55	$2.02
Diluted earnings per share
Income before cumulative effect of accounting change	$3.19	$3.49	$2.01

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	2007	2006	2005
	(in thousands)

Number of options	228	—	1,179

14 - Quarterly Results of Operations (Unaudited)

	2007
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total
Revenues	$236,897	$242,341	$242,069	$240,705	$962,012
Losses and expenses	204,366	204,792	205,029	204,830	819,017
Net income	22,902	26,435	25,582	25,135	100,054
Earnings per common share:
Basic net income	$.72	$.84	$.85	$.84	$3.24
Diluted net income	$.71	$.82	$.83	$.82	$3.19

	2006
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total
Revenues	$239,537	$276,538	$241,123	$241,973	$999,171
Losses and expenses	211,309	211,151	210,646	209,697	842,803
Income before cumulative effect of accounting change	20,708	44,730	21,792	22,897	110,127
Net income	21,650	44,730	21,792	22,897	111,069
Earnings per common share:
Basic
Income before cumulative effect of accounting change	$.68	$1.45	$.70	$.73	$3.55
Net income	$.71	$1.45	$.70	$.73	$3.58
Diluted
Income before cumulative effect of accounting change	$.67	$1.43	$.69	$.71	$3.49
Net income	$.70	$1.43	$.69	$.71	$3.52

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harleysville Group Inc.:

We have audited the accompanying consolidated balance sheets of Harleysville Group Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harleysville Group Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Harleysville Group Inc. and Subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harleysville Group Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

March 7, 2008

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Harleysville Group Inc.’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and they have concluded that these controls and procedures are effective.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The management of Harleysville Group Inc. and its Subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the control criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that Harleysville Group’s internal control over financial reporting is effective as of December 31, 2007.

The registered independent public accounting firm of KPMG LLP, as auditors of Harleysville Group’s consolidated financial statements, has issued an audit report on the effectiveness of Harleysville Group’s internal control over financial reporting.

/s/ MICHAEL L. BROWNE	/s/ ARTHUR E. CHANDLER
Michael L. Browne	Arthur E. Chandler
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

March 7, 2008

(c) Attestation Report of the Registered Public Accounting Firm

Item 9B.

Other Information.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harleysville Group Inc.:

We have audited Harleysville Group Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harleysville Group Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Harleysville Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harleysville Group Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 7, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

March 7, 2008

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 23, 2008, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.

Executive Compensation.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 23, 2008, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 23, 2008, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 23, 2008, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.

Principal Accounting Fees and Services.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 23, 2008, which shall be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

(1)

The following consolidated financial statements are filed as a part of this report:

Consolidated Financial Statements

Page

Consolidated Balance Sheets as of

December 31, 2007 and 2006

47

Consolidated Statements of Income for

Each of the Years in the Three-year

Period Ended December 31, 2007

48

Consolidated Statements of Shareholders’

Equity for Each of the Years in the Three-

year Period Ended December 31, 2007

49

Consolidated Statements of Cash Flows

for Each of the Years in the Three-year

Period Ended December 31, 2007

51

Notes to Consolidated Financial Statements

52

Report of Independent Registered Public Accounting Firm

75

(2)

The following consolidated financial statement schedules for the years 2007, 2006 and 2005 are submitted herewith:

Financial Statement Schedules

Schedule I.

Summary of Investments - Other

Than Investments in Related

Parties

84

Schedule II.

Condensed Financial Information

of Parent Company

85

Schedule III.

Supplementary Insurance

Information

88

Schedule IV.

Reinsurance

89

Schedule VI.

Supplemental Insurance Information

Concerning Property and Casualty

Subsidiaries

90

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

(3)(B)

Amended and Restated By-laws of Registrant - incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 3, 2005.

(4)

Indenture between the Registrant and J. P. Morgan Trust Company, N.A., dated as of July 7, 2003 - incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Report dated July 7, 2003.

(10)(A)+*

Standard Deferred Compensation Plan for Directors of Harleysville Mutual Insurance Company and Harleysville Group Inc. Amended and Restated effective January 1, 2008.

(10)(B)+

Harleysville Insurance Companies Director Deferred Compensation Plan Approved by the Board of Directors November 25, 1987 - incorporated herein by reference to Exhibit 10(B) to the Registrant’s Form S-3 Registration Statement No. 33-28948 filed May 25, 1989.

(10)(C)+*

Harleysville Group Inc. Non-Qualified Deferred Compensation Plan Amended and Restated as of January 1, 2008.

(10)(D)+*

Pension Plan of Harleysville Group Inc. and Associated Employers Amended and Restated as of January 1, 2008.

(10)(E)+*

Harleysville Mutual Insurance Company/ Harleysville Group Inc. Senior Management Incentive Compensation Plan As Amended and Restated as of November 14, 2000.

(10)(E)(1)+*

Amendment 2007-1, effective January 1, 2008, to the Harleysville Mutual Insurance Company/ Harleysville Group Inc. Senior Management Incentive Compensation Plan as Amended and Restated as of November 14, 2000.

(10)(F)+

Amended and Restated Equity Incentive Plan of Registrant as of April 25, 2007 - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2007.

(10)(F)(1)+*

Amendment 2007-1, effective December 20, 2007, to the Amended and Restated Equity Incentive Plan of Registrant, dated April 25, 2007.

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

(10)(I)(1)

Amendment, effective July 1, 1987, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey and Atlantic Insurance Company of Savannah - incorporated herein by reference to the Registrant’s Form 8-K Report dated July 1, 1987.

(10)(I)(2)

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

(10)(I)(3)

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

(10)(I)(4)

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

(10)(I)(5)

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

(10)(I)(6)

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

(10)(I)(7)

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

 Exhibit

      No.

 Description of Exhibits

(10)(I)(8)*

Amendment, effective January 1, 2008, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Harleysville Preferred Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Harleysville Worcester Insurance Company, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Pennland Insurance Company, Harleysville Lake States Insurance Company and Harleysville Insurance Company.

(10)(J)

Lease and Amendment effective January 1, 2000 between Harleysville, Ltd. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit 10(R) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(J)(1)

Second Amendment to Lease Agreement, effective January 1, 2005 between Harleysville Ltd. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit (10)(R) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)(K)+

Harleysville Group Inc. Year 2000 Directors’ Stock Option Program of Registrant – incorporated herein by reference to Exhibit (4)(C) to the Registrant’s Form S-8 Registration Statement No. 333-85941, filed August 26, 1999.

(10)(L)

Loan Agreement dated as of March 19, 1998 by and between Harleysville Group Inc. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit (10)(V) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(10)(L)(1)

Amendment to Loan Agreement, effective March 1, 2005 by and between Harleysville Group Inc. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit (10)(V) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)(M)

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

(10)(N)

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

(10)(O)

Equipment and Supplies Allocation Agreement dated January 1, 1993 between Harleysville Mutual Insurance Company and Harleysville Group Inc. - incorporated herein by reference to Exhibit (10)(V) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

(10)(P)+*

Form of Change of Control Employment Agreements effective January 1, 2008.

(10)(P)(1)+*

List of Executive Officers who have executed a Change of Control Agreement with the Company substantially similar to the form described in Exhibit (10)(P).

(10)(Q)+*

Harleysville Group Inc. Supplemental Retirement Plan Amended and Restated as of January 1, 2008.

 Exhibit

      No.

 Description of Exhibits

(10)(R)+

Directors Equity Award Program of Registrant - incorporated herein by reference to Exhibit (4)(C) to the Registrant’s Form S-8 Registration Statement No. 333-09701 filed August 7, 1996.

(10)(S)+

Long Term Incentive Plan of Registrant - Amended and Restated - incorporated herein by reference to Appendix “B” to the Registrant’s Definitive Proxy Statement on Form 14-A filed March 30, 2005.

(10)(T)+*

Non-Qualified Excess Contribution and Match Program - Amended and Restated as of January 1, 2008.

(10)(U)

Agency Stock Purchase Plan - incorporated herein by reference to Exhibit 4(A) to the Registrant’s Form S-3 Registration Statement No. 33-90810 filed December 6, 2005.

(10)(V)+

Harleysville Group Inc. Amended and Restated Directors’ Equity Compensation Plan - incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2007.

(10)(V)(1)+*

Amendment 2007-1, effective December 20, 2007, to the Harleysville Group Inc. Amended and Restated Directors’ Equity Compensation Plan.

(10)(W)+

Agreement and Release, dated October 24, 2006, between the Registrant and Catherine B. Strauss - incorporated by reference to Exhibit (10)(AI) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

(10)(X)+*

Non-Employee Director Compensation.

(10)(Y)+

Form of Non-Qualified Stock Option Award Agreement - incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(10)(Z)+

Form of Restricted Stock Award Agreement - incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(10)(AA)+

Form of Restricted Stock Award Agreement for Reporting Persons - incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(10)(AB)+*

Form of Restricted Stock Units Award Agreement.

(10)(AC)+

Amended and Restated Employee Stock Purchase Plan - incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 filed May 9, 2003.

(21)*

Subsidiaries of Registrant.

(23)*

Report and Consent of Independent Registered Public Accounting Firm

(31.1)*

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

———————

+

A management contract, compensatory plan or arrangement required to be separately identified by reason of the provision of Item 14(a)(3).

*

Filed herewith.

HARLEYSVILLE GROUP

SCHEDULE I - SUMMARY OF INVESTMENTS -

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2007

(in thousands)

Type of Investment	Cost	Value	Amount at Which Shown in the Balance Sheet
Fixed maturities:
United States government and government agencies and authorities	$254,380	$261,466	$261,456

States, municipalities and political subdivisions	760,081	771,430	769,295
Mortgage-backed securities	369,143	373,479	373,479
All other corporate bonds	763,705	771,327	770,005
Total fixed maturities	2,147,309	2,177,702	2,174,235
Equity securities:
Common stocks:
Banks, trust and insurance companies	18	18	18
Industrial, miscellaneous and all other	66,415	76,279	76,279
Total equities	66,433	76,297	76,297
Short-term investments	107,941		107,941
Total investments	$2,321,683		$2,358,473

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Short-term investments	$3,981	$21,964
Fixed maturities:
Available for sale, at fair value (cost $15 and $15)	15	15
Investments in common stock of subsidiaries (equity method)	807,485	800,311
Accrued investment income	27	99
Dividends receivable from subsidiaries	54,565
Due from affiliate	9,630	5,879
Other assets	13,997	13,712
Total assets	$889,700	$841,980
LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$118,500	$118,500
Accounts payable and accrued expenses	10,786	10,926
Federal income tax payable	1,573	392
Total liabilities	130,859	129,818
Shareholders’ equity:
Preferred stock, $1 par value; authorized 1,000,000 shares, none issued
Common stock, $1 par value; authorized 80,000,000 shares; issued 2007, 33,656,253 and 2006, 33,060,600 shares; outstanding 2007, 30,322,905 and 2006, 31,662,691 shares	33,656	33,061
Additional paid-in capital	213,654	197,607
Accumulated other comprehensive income	20,599	14
Retained earnings	578,705	505,967
Treasury stock, at cost, 3,333,348 and 1,397,909 shares	(87,773)	(24,487)
Total shareholders’ equity	758,841	712,162
Total liabilities and shareholders’ equity	$889,700	$841,980

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Revenues	$7,268	$7,579	$7,289
Expenses:
Interest	7,085	6,943	6,626
Expenses other than interest	3,138	3,206	2,252
	(2,955)	(2,570)	(1,589)
Income tax benefit	(1,037)	(1,375)	(762)
Loss before equity in income of subsidiaries and cumulative effect of accounting change	(1,918)	(1,195)	(827)
Equity in income of subsidiaries	101,972	111,399	62,258
Cumulative effect of accounting change, net of income taxes		865
Net income	$100,054	$111,069	$61,431

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$100,054	$111,069	$61,431
Adjustments to reconcile net income to net cash used by operating activities:
Cumulative effect of accounting change, net of tax		(865)
Equity in income of subsidiaries	(101,972)	(111,399)	(62,258)
Decrease (increase) in accrued investment income	72	(36)	(44)
Increase (decrease) in accrued income taxes	1,167	(2,887)	3,000
Other, net	(1,662)	3,427	(6,218)
Net cash used by operating activities	(2,341)	(691)	(4,089)
Cash flows from investing activities:
Purchases of fixed maturity investments			(15)
Maturities of fixed maturity investments			50
Net sales (purchases) of short-term investments	17,983	(1,875)	3,062
Net cash provided (used) by investing activities	17,983	(1,875)	3,097
Cash flows from financing activities:
Issuance of common stock	9,427	22,011	6,970
Purchase of treasury stock	(63,286)
Dividends from subsidiaries	63,036	36	15,030
Dividends paid	(27,316)	(22,807)	(21,008)
Excess tax benefits from share-based payment arrangements	2,497	3,326
Net cash (used) provided by financing activities	(15,642)	2,566	992
Change in cash	—	—	—
Cash at beginning of year
Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Deferred Policy Acquisition Costs	Liability For Unpaid Losses and Loss Settlement Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Losses And Loss Settlement Expenses	Amortization Of Deferred Policy Acquisition Costs	Other Underwriting Expense	Premiums Written

Year ended
December 31, 2007
Commercial lines		$1,270,788	$335,041	$689,518		$436,633			$693,168
Personal lines		111,024	76,424	143,506		86,102			144,825
GAAP adjustments(1)		164,878	38,721			295
Total	$101,954	$1,546,690	$450,186	$833,024		$523,030	$207,684	$76,223	$837,993
Net investment income					$110,827

Year ended
December 31, 2006
Commercial lines		$1,210,307	$331,391	$693,229		$453,941			$695,888
Personal lines		119,542	75,105	145,592		85,088			142,929
GAAP adjustments(1)		163,796	37,242			794
Total	$102,317	$1,493,645	$443,738	$838,821		$539,823	$212,872	$78,208	$838,817
Net investment income					$102,609

Year ended
December 31, 2005
Commercial lines		$1,105,647	$328,731	$687,135		$474,625			$692,356
Personal lines		131,443	77,768	154,432		92,323			146,688
GAAP adjustments(1)		243,712	34,256			448
Total	$104,173	$1,480,802	$440,755	$841,567		$567,396	$210,665	$79,367	$839,044
Net investment income					$90,572

———————

(1)

GAAP adjustments are not determined separately for commercial and personal lines.

See Note 12 of the Notes to Consolidated Financial Statements.

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE IV - REINSURANCE

Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Gross Amount	Ceded to		Assumed From		Net Amount	Percentage of Amount Assumed to Net
		Outside Companies	Affiliated Companies(1)	Outside Companies	Affiliated Companies(1)
Property and casualty premiums for year ended December 31,
2007	$828,442	$90,888	$753,806	$16,252	$833,024	$833,024	102.0%

2006	$803,960	$84,389	$742,752	$23,181	$838,821	$838,821	102.8%

2005	$797,564	$93,139	$740,273	$27,036	$850,379	$841,567	104.3%

———————

(1)

These columns include the effect of the intercompany pooling.

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING

PROPERTY AND CASUALTY SUBSIDIARIES

Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Liability For Unpaid Losses and Loss Settlement Expenses	Discount, If Any, Deducted From Reserves(1)	Losses and Loss Settlement Expenses (Benefits) Incurred Related To		Paid Losses And Loss Settlement Expenses
			Current Year	Prior Years

Year ended:

December 31, 2007	$1,546,690	$7,173	$545,077	$(22,047)	$471,067

December 31, 2006	$1,493,645	$7,423	$557,908	$(18,085)	$447,064

December 31, 2005	$1,480,802	$9,563	$584,929	$(17,533)	$461,915

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

Harleysville Group Inc.

Date: March 7, 2008	By:	/s/ MICHAEL L. BROWNE
Michael L. Browne President, Chief Executive Officer and a Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. BROWNE	President, Chief Executive Officer and a Director (principal executive officer)	March 7, 2008
Michael L. Browne

/s/ ARTHUR E. CHANDLER	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 7, 2008
Arthur E. Chandler

/s/ WILLIAM W. SCRANTON	Chairman of the Board and a Director	March 7, 2008
William W. Scranton
/s/ BARBARA A. AUSTELL	Director	March 7, 2008
Barbara A. Austell
/s/ W. THACHER BROWN	Director	March 7, 2008
W. Thacher Brown
/s/ G. LAWRENCE BUHL	Director	March 7, 2008
G. Lawrence Buhl
/s/ MIRIAN M. GRADDICK-WEIR	Director	March 7, 2008
Mirian M. Graddick-Weir
/s/ WILLIAM GRAY	Director	March 7, 2008
William Gray
/s/ JERRY S. ROSENBLOOM	Director	March 7, 2008
Jerry S. Rosenbloom
/s/ WILLIAM E. STORTS	Director	March 7, 2008
William E. Storts

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

(10)(A)	Standard Deferred Compensation Plan for Directors of Harleysville Mutual Insurance Company and Harleysville Group Inc. Amended and Restated effective January 1, 2008.

(10)(C)	Harleysville Group Inc. Non-Qualified Deferred Compensation Plan Amended and Restated as of January 1, 2008.

(10)(D)	Pension Plan of Harleysville Group Inc. and Associated Employers, Amended and Restated as of January 1, 2008.

(10)(E)	Harleysville Mutual Insurance Company/Harleysville Group Inc. Senior Management Incentive Compensation Plan As Amended and Restated as of November 14, 2000.

(10)(E)(1)

Amended 2007-1, effective January 1, 2008 to the Harleysville Mutual Insurance Company/ Harleysville Group Inc. Senior Management Incentive Compensation Plan as Amended and Restated as of November 14, 2000.

(10)(F)(1)	Amendment 2007-1, effective December 20, 2007, to the Amended and Restated Equity Incentive Plan of Registrant, dated April 25, 2007.

(10)(I)(8)

Amendment, effective January 1, 2008, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Harleysville Preferred Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Harleysville Worcester Insurance Company, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Pennland Insurance Company, Harleysville Lake States Insurance Company and Harleysville Insurance Company.

(10)(P)	Form of Change in Control Employment Agreements effective January 1, 2008.

(10)(P)(1)	List of Executive Officers who have executed a Change of Control Agreement with the Company substantially similar to the form described in Exhibit (10)(P).

(10)(Q)	Harleysville Group Inc. Supplemental Retirement Plan Amended and Restated as of January 1, 2008.

(10)(T)	Non-Qualified Excess Contribution and Match Program - Amended and Restated as of January 1, 2008.

(10)(V)(1)	Amendment 2007-1, effective December 20, 2007, to the Harleysville Group Inc. Amended and Restated Directors’ Equity Compensation Plan.

(10)(X)	Non-Employee Director Compensation.

(10)(AB)	Form of Restricted Stock Units Award Agreement.

(21)	Subsidiaries of Registrant.

(23)	Report and Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.