Form 10-Q
period 2008-03-31
HARLEYSVILLE GROUP INC
filed 2008-05-09
CIK 792013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————
FORM 10-Q
——————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒.

At  May 7, 2008  29,596,630  shares of common stock of Harleysville Group were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 1.  Financial Statements

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $302,101 and $317,091)	$294,692	$313,629
Available for sale, at fair value (amortized cost $1,932,886 and $1,715,219)	1,979,883	1,740,045
Equity securities, at fair value (cost $127,393 and $66,433)	125,530	76,297
Short-term investments, at cost, which approximates fair value	90,624	107,941
Fixed maturity securities on loan:
Held to maturity, at amortized cost (fair value $59 and $2,419)	58	2,414
Available for sale, at fair value (amortized cost $78,980 and $116,047)	82,501	118,147
Total investments	2,573,288	2,358,473
Cash	143	412
Receivables:
Premiums	145,680	146,238
Reinsurance	188,689	167,671
Accrued investment income	27,797	26,220
Total receivables	362,166	340,129
Deferred policy acquisition costs	113,509	101,954
Prepaid reinsurance premiums	40,894	38,721
Property and equipment, net	13,095	13,475
Deferred income taxes	40,533	38,544
Securities lending collateral	81,478	122,053
Due from affiliate	4,943	7,197
Other assets	47,262	51,487
Total assets	$3,277,311	$3,072,445
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $303,071 and $149,826)	$1,735,942	$1,546,690
Unearned premiums (affiliate $78,380 and $28,555)	500,564	450,186
Accounts payable and accrued expenses	74,496	74,686
Securities lending obligation	84,432	123,542
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Total liabilities	2,513,934	2,313,604
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 33,885,408 and 33,656,253 shares; outstanding 29,879,938 and 30,322,905 shares	33,885	33,656
Additional paid-in capital	216,825	213,654
Accumulated other comprehensive income	28,122	20,599
Retained earnings	595,332	578,705
Treasury stock, at cost, 4,005,470 and 3,333,348 shares	(110,787)	(87,773)
Total shareholders’ equity	763,377	758,841
Total liabilities and shareholders’ equity	$3,277,311	$3,072,445

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the three months ended March 31, 2008 and 2007
(dollars in thousands, except per share data)

	2008	2007
Revenues:
Premiums earned from affiliate (ceded to affiliate, $189,896 and $185,241)	$229,373	$205,378
Investment income, net of investment expense	29,198	27,397
Realized investment gains (losses), net	(232)	624
Other income (affiliate $1,619 and $1,652)	3,516	3,498
Total revenues	261,855	236,897
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $126,933 and $118,917)	147,310	131,151
Amortization of deferred policy acquisition costs	56,956	51,896
Other underwriting expenses	20,911	18,281
Interest expense (affiliate $190 and $264)	1,672	1,765
Other expenses	1,160	1,273
Total expenses	228,009	204,366
Income before income taxes	33,846	32,531
Income taxes	9,704	9,629
Net income	$24,142	$22,902
Per common share:
Basic net income	$.80	$.72
Diluted net income	$.79	$.71

Cash dividend	$.25	$.19

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the three months ended March 31, 2008
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2007	33,656,253	$33,656	$213,654	$20,599	$578,705	$(87,773)	$758,841
Net income					24,142		24,142
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				7,494			7,494
Defined benefit pension plans:
Recognized net actuarial loss				29			29
Other comprehensive income							7,523
Comprehensive income							31,665
Issuance of common stock:
Incentive plans	220,895	221	452				673
Dividend reinvestment plan	8,260	8	291				299
Tax benefit from stock compensation			1,377				1,377
Stock compensation			1,051				1,051
Purchase of treasury stock, 672,122 shares						(23,014)	(23,014)
Cash dividend paid					(7,515)		(7,515)
Balance at March 31, 2008	30,885,408	$33,885	$216,825	$28,122	$595,332	$(110,787)	$763,377

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the three months ended March 31, 2008 and 2007
(in thousands)

	2008	2007

Cash flows from operating activities:
Net income	$24,142	$22,902
Adjustments to reconcile net income to net cash provided by operating activities:
Change in receivables, unearned premiums and prepaid reinsurance balances	(19,549)	2,797
Change in affiliate balance	2,254	20,619
Increase in unpaid losses and loss settlement expenses	35,718	22,203
Deferred income taxes	(6,039)	2,378
Increase in deferred policy acquisition costs	(217)	(119)
Amortization and depreciation	1,283	993
(Gain) loss on sale of investments	232	(624)
Other, net	(5,527)	(11,767)
	32,297	59,382
Cash provided by the change in the intercompany pooling agreement	82,640
Net cash provided by operating activities	114,937	59,382
Cash flows from investing activities:
Fixed maturity investments:
Purchases	(120,585)	(98,141)
Sales or maturities	76,259	75,975
Equity securities:
Purchases	(60,960)	(7,534)
Sales		7,280
Net sales (purchases) of short-term investments	17,317	(33,356)
Sale (purchase) of property and equipment	105	(241)
Net cash used by investing activities	(87,864)	(56,017)
Cash flows from financing activities:
Issuance of common stock	972	1,353
Purchase of treasury stock	(22,176)
Dividends paid (to affiliate, $3,921 and $3,230)	(7,515)	(6,066)
Excess tax benefits from share-based payment arrangements	1,377	1,262
Net cash used by financing activities	(27,342)	(3,451)
Decrease in cash	(269)	(86)
Cash at beginning of period	412	227
Cash at end of period	$143	$141

Supplemental schedule of noncash investing and financing activities:

In connection with the amendment to the intercompany pooling agreement between the Company’s insurance subsidiaries and Harleysville Mutual Insurance Company (Mutual), fixed maturity investments and liabilities of $109,438,000 were transferred from Mutual to the Company’s insurance subsidiaries.  See Note 2 of the Notes to Consolidated Financial Statements.

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
These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2007 included in the Company’s 2007 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

The affiliate transaction disclosures on the face of the financial statements are in regards to transactions with Harleysville Mutual Insurance Company (Mutual).  Mutual owns approximately 52% of the outstanding common stock of Harleysville Group Inc.  As used herein, “Harleysville Group” refers to Harleysville Group Inc. and its subsidiaries.

2  -  Change in Pooling Agreement

The Company’s property and casualty subsidiaries participate in a pooling agreement with Mutual.  The pooling agreement provides for the allocation of premiums, losses and loss settlement expenses and underwriting expenses between Harleysville Group and Mutual.  Harleysville Group is not liable for any losses incurred by Mutual, Preferred and HNJ prior to January 1, 1986, the date the pooling agreement became effective.  Harleysville Group’s participation in the pool had been 72% since January 1, 1998.

Effective January 1, 2008, the Company’s property and casualty subsidiaries and Mutual and its property and casualty subsidiary, Harleysville Pennland Insurance Company, amended their intercompany pooling agreement to increase Harleysville Group’s share of the pool from 72% to 80%.  Harleysville Group received cash and investments of $192.1 million associated with the transfer of liabilities from Mutual to Harleysville Group in connection with the pool change.  The Company’s liabilities increased $203.4 million and the Company reimbursed Mutual $11.3 million, through a ceding commission, for expenses that were incurred to generate the additional business assumed by the Company’s property and casualty subsidiaries, which ceding commission was deferred as policy acquisition costs.

These liabilities consist of the following at January 1, 2008 (in thousands):

Unpaid losses and loss settlement expenses (net of reinsurance)	$153,535
Unearned premiums (net of reinsurance)	45,718
Other liabilities	4,163
Less: ceding commission paid	(11,338)
$192,078

3  -  Share-Based Payments

Harleysville Group has several share-based compensation plans.  Harleysville Group accounts for the plans under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)).

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Harleysville Group Inc. has the following share-based compensation plans:

–
The Equity Incentive Plan (EIP) provides for awards to key employees in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or any combination of the above.

–
The Employee Stock Purchase Plan provides that a participant may elect to have up to 15% of base pay withheld to purchase shares.  The purchase price of the stock is 85% of the lower of the beginning-of-the-subscription period or end-of-the-subscription-period fair market value.  There are two subscription periods during each year.

–
The Directors’ Equity Compensation Plan provides for the grant of equity-based awards to non-employee directors of Harleysville Group Inc. and Mutual.  These awards can be in the form of stock options, deferred stock units or restricted stock.

–
The Long Term Incentive Plan (LTIP) provided for share and cash awards to key employees based on the total shareholder return of the Company’s stock relative to the total shareholder return of a group of insurance company stocks for the three year period January 1, 2005 through December 31, 2007.

Under SFAS No. 123(R), the compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $1,051,000 and $1,010,000 for the three months ended March 31, 2008 and 2007, respectively, with a corresponding income tax benefit of $339,000 and $330,000, respectively.

During the first quarter of 2008, 346,340 stock options were granted at a Black Scholes value of $7.52 per option.  These options vest 33 1/3% per year over a three year period.  Restricted stock grants of 81,257 shares and restricted stock units grants of 22,040 units were also made during the first quarter of 2008.  The weighted average fair value of the restricted stock and units grants was $34.65 per share.  These awards vest over periods of three to four years.  All of the restricted stock units awarded and 9,520 of the restricted stock shares awarded include performance conditions.

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

As of March 31, 2008, the Company’s total unrecognized compensation cost related to nonvested share-based compensation arrangements and the weighted average period over which the compensation cost is expected to be recognized is as follows:

		Weighted Average
	Unrecognized Compensation Cost	Period of Recognition
	(in thousands)	(in years)

Equity incentive plan awards	$10,294	2.7
Employee stock purchase plan	$98	0.3

4  -  Investments

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement is effective for financial

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

statements issued for fiscal years beginning after November 15, 2007.  The adoption of this statement did not have an impact on Harleysville Group’s results of operations or financial condition.  Harleysville Group has adopted FASB Staff Position No. 157-2, which allowed us to defer the effective date of SFAS No.  157 for certain non-financial assets and liabilities to January 1, 2009.

SFAS No. 157 establishes a fair value hierarchy which gives the highest priority to quoted prices in active markets and the lowest priority to unobservable inputs which are based on the Company’s own assumptions.  The three levels of the hierarchy are as follows:

Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 - Inputs other than Level 1 that are based on observable market data.  These include:  quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived from or corroborated by observable market data.

Level 3 - Inputs that are unobservable, reflecting the Company’s own assumptions.

For investments that have quoted market prices in active markets, the Company uses the quoted market price as fair value and includes these investments in Level 1 of the fair value hierarchy.  The Company classifies U.S. Treasury securities and publicly trade equity securities as Level 1.  When quoted market prices in active markets are not available, the Company relies on a pricing service, which uses pricing models to determine fair value.  The Company classifies its fixed maturity securities other than U.S. Treasury securities and private placements as Level 2.  Security lending collateral investments which are not in receivership are also classified as Level 2.  Private placement fixed maturity securities, non-publicly traded equity securities and security lending collateral investments in receivership are classified as Level 3.  Fair value of the security lending collateral investments in receivership is obtained from the pricing committee of a third party financial institution.

The following is a summary of the fair value measurements of applicable Company assets by level within the fair value hierarchy as of March 31, 2008.  These assets are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Fixed maturities available for sale	$2,062,384	$86,097	$1,976,116	$171
Equity securities	125,530	125,513	—	17
Security lending collateral	81,478	—	70,364	11,114
Total	$2,269,392	$211,610	$2,046,480	$11,302

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturities Available for Sale	Equity Securities	Security Lending Collateral
	(in thousands)
Balance at January 1, 2008	$171	$17	$6,898
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	(1,130)
Included in other comprehensive income	—	—	138
Transfer into Level 3	—	—	5,208
Balance at March 31, 2008	$171	$17	$11,114

The amount of total losses for the period included in earnings (realized investment gains (losses), net) attributable to the change in unrealized losses relating to assets still held at March 31, 2008			$(1,130)

5  -  Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the three months ended March 31,
	2008	2007
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$24,142	$22,902
Denominator for basic earnings per share--weighted average shares outstanding	30,059,446	31,630,213
Effect of stock incentive plans	388,150	486,092
Denominator for diluted earnings per share	30,447,596	32,116,305
Basic earnings per share	$.80	$.72
Diluted earnings per share	$.79	$.71

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	For the three months ended March 31,
	2008	2007
	(in thousands)
Number of options	$-	$276

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6  -  Reinsurance

Premiums earned are net of amounts ceded of $24,988,000 and $21,618,000 for the three months ended March 31, 2008 and 2007, respectively.  Losses and loss settlement expenses are net of amounts ceded of $7,581,000 and $9,884,000 for the three months ended March 31, 2008 and 2007, respectively.  Such amounts ceded do not include the reinsurance transactions with Mutual under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers.

Pursuant to the terms of the reinsurance pooling agreement with Mutual, each of the insurance subsidiaries of Harleysville Group Inc. cedes premiums, losses and underwriting expenses on all of their respective business to Mutual which, in turn, retrocedes to such subsidiaries a specified portion of premiums, losses and underwriting expenses of Mutual and such subsidiaries.  Because this agreement does not relieve Harleysville Group Inc.’s insurance subsidiaries of primary liability as originating insurers, there is a concentration of credit risk arising from business ceded to Mutual.  However, the reinsurance pooling agreement provides for the right of offset.  Mutual has an A. M. Best rating of “A-” (Excellent).

7  -  Cash Flows

There were no cash tax payments in the first quarter of 2008 or 2007.  Cash interest payments of $3,078,000 and $3,139,000 were made in the first quarter of 2008 and 2007, respectively.

8  -  Segment Information

The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

Financial data by segment is as follows:
	For the three months ended March 31,
	2008	2007
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$189,512	$170,213
Personal lines	39,861	35,165
Total premiums earned	229,373	205,378
Net investment income	29,198	27,397
Realized investment gains (losses)	(232)	624
Other	3,516	3,498
Total revenues	$261,855	$236,897
Income before income taxes:
Underwriting income (loss):
Commercial lines	$(9,531)	$2,092
Personal lines	1,697	1,574
SAP underwriting gain (loss)	(7,834)	3,666
GAAP adjustments	12,030	384
GAAP underwriting gain	4,196	4,050
Net investment income	29,198	27,397
Realized investment gains (losses)	(232)	624
Other	684	460
Income before income taxes	$33,846	$32,531

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The GAAP adjustment of $12,030,000 for the three months ended March 31, 2008 includes the impact of deferring the ceding commission paid in January 2008 of $11,338,000 related to the change in the intercompany pooling agreement as described in Note 2 of the Notes to Consolidated Financial Statements.  The impact on commercial lines was $9,376,000 and the impact on personal lines was $1,962,000.

9  -  Comprehensive Income

Comprehensive income for the three months ended March 31, 2008 and 2007 consisted of the following:

	For the three months ended March 31,
	2008	2007
	(in thousands)
Net income	$24,142	$22,902
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized investment holding gains arising during period, net of taxes of $3,954 and $2,079	7,343	3,861
Less:
Reclassification adjustment for (gains) losses included in net income, net of taxes (benefit) of ($81) and $260	151	(482)
Net unrealized investment gains	7,494	3,379
Defined benefit pension plans:
Recognized net actuarial loss, net of taxes of $15 and $97	29	181
Other comprehensive income	7,523	3,560
Comprehensive income	$31,665	$26,462

Accumulated other comprehensive income at March 31, 2008 and December 31, 2007 consisted of the following amounts (which are net of tax):
	March 31, 2008	December 31, 2007
	(in thousands)
Unrealized investment gains	$30,979	$23,485
Defined benefit pension plan - net actuarial loss	(2,857)	(2,886)
Accumulated other comprehensive income	$28,122	$20,599

10  -  Pension

Harleysville Group Inc. has a frozen pension plan that covers employees hired before January 1, 2006.  The Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” as of December 31, 2006.  As a result, the Company’s

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

share of the net actuarial loss included in net periodic pension cost for the three months ended March 31, 2008 and 2007 has been included as an adjustment to other comprehensive income.  The net periodic pension cost for the plan including Mutual consists of the following components:

	For the three months ended March 31,
	2008	2007
	(in thousands)
Components of net periodic pension cost:
Interest cost	$2,817	$2,755
Expected return on plan assets	(3,098)	(2,973)
Recognized net actuarial loss	68	428
Net periodic pension cost (benefit):
Entire plan	$(213)	$210
Harleysville Group portion	$(153)	$137

Harleysville Group’s expected portion of the 2008 contribution to the pension plan is $2,222,000.  Contributions of $688,000 were made in the quarter ended March 31, 2008.

11  –  Shareholders’ Equity

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

12  –  Income Taxes

Effective January 1, 2007, Harleysville Group adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As of March 31, 2008, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Federal tax years 2004 through 2007 were open for examination as of March 31, 2008.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 2.
Management’s Discussion and Analysis of Financial Condition
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

Variations in premium income are subject to a number of factors, including:

•	limitations on premium rates arising from the competitive market place or regulation

•	limitation on available business arising from a need to maintain the quality of underwritten risks

•	the Company’s ability to maintain its A- (“excellent”) rating by A.M. Best

•	the ability of the Company to maintain a reputation for efficiency and fairness in claims administration

Variations in investment income are subject to a number of factors, including:

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

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require Harleysville Group to make estimates and assumptions (see Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2007 included in the Company’s 2007 Annual Report filed with the Securities and Exchange Commission on Form 10-K).  Harleysville Group believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation.  The judgments, or the methodology on which the judgments are made, are reviewed quarterly with the Audit Committee.

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

Harleysville Group has written down to fair value, any equity security that has declined below cost by more than 20% and maintained such decline for six months, or 50% or more, in the quarter in which either such decline occurred.  In some cases, securities that have declined by a lesser amount or for a shorter period of time are written down if the evaluation indicates the decline is other than temporary. Fair value of equity securities is based on the closing market value.  The fair value of mutual fund holdings is based on the closing net asset value reported by the fund.  The fair value of fixed maturities is based upon data supplied by an independent pricing service.  It can be difficult to determine the fair value of non-traded securities, but Harleysville Group does not own a material amount of non-traded securities.

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

Management’s Discussion and Analysis of Financial Condition
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

The application of certain of these critical accounting policies to the periods ended March 31, 2008 and 2007 is discussed in greater detail below.

Results of Operations

The Company’s property and casualty subsidiaries participate in a pooling agreement with Mutual.  The pooling agreement provides for the allocation of premiums, losses and loss settlement expenses and underwriting expenses between Harleysville Group and Mutual.  Harleysville Group is not liable for any losses incurred by Mutual, Preferred and HNJ prior to January 1, 1986, the date the pooling agreement became effective.  Harleysville Group’s participation in the pool had been 72% since January 1, 1998.

Effective January 1, 2008, the Company’s property and casualty subsidiaries and Mutual and its property and casualty subsidiary, Harleysville Pennland Insurance Company, amended their intercompany pooling agreement to increase Harleysville Group’s share of the pool from 72% to 80%.  Harleysville Group received cash and investments of $192.1 million associated with the transfer of liabilities from Mutual to Harleysville Group in connection with the pool change.  The Company’s liabilities increased $203.4 million and the Company reimbursed Mutual $11.3 million, through a ceding commission, for expenses that were incurred to generate the additional business assumed by the Company’s property and casualty insurance subsidiaries, which ceding commission was deferred as policy acquisition costs.

These liabilities consist of the following at January 1, 2008 (in thousands):

Unpaid losses and loss settlement expenses (net of reinsurance)	$153,535
Unearned premiums (net of reinsurance)	45,718
Other liabilities	4,163
Less: ceding commission paid	(11,338)
$192,078

When the Company’s property and casualty insurance subsidiaries’ pooling participation increases, there is a larger retrocession of this pooled business from Mutual.  Through this retrocession, Harleysville Group is assuming a larger share of premiums, losses and loss settlement expenses and underwriting expenses for current and future periods originating both from its subsidiaries and Mutual.  An increase in Harleysville Group’s pooling participation results in a larger share of the pooled liabilities being assumed by Harleysville Group.  Cash and investments are received by Harleysville Group equal to this greater share of loss reserves, unearned premiums and other insurance liabilities (primarily commissions and premium taxes) less a ceding commission based on acquisition costs related to unearned premiums.  An increase in pool participation also increases Harleysville Group’s leverage and exposure to prior period development.

Premiums earned increased $24.0 million, or 11.7%, during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, primarily due to the increase in the pool participation percentage effective January 1, 2008.  Of the $24.0 million increase, $19.3 million, or 11.3%, was in commercial lines and $4.7 million, or 13.4%, was in personal lines.  Excluding the impact of the change in the pool participation percentage, premiums earned increased $1.1 million, or 0.5%, during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase of $1.1 million in premiums earned is due to an increase of

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

$0.4 million, or 0.2%, in premiums earned for commercial lines and an increase of $0.7 million, or 2.0%, in premiums earned for personal lines.  The increase in premiums earned for commercial lines was primarily due to a slight increase in direct premiums earned, offset by a decrease in earned premiums assumed from involuntary pools.  The increase in premiums earned for personal lines was primarily due to an increase in homeowners business due to higher average premiums.

Investment income increased $1.8 million for the three months ended March 31, 2008 primarily due to a higher level of invested assets, partially offset by a lower investment yield on fixed income securities.

Realized investment gains (losses) decreased $0.9 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  There were impairment charges of $1.1 million and $0.1 million in the three months ended March 31, 2008 and 2007, respectively, as the decline in the investments below cost was deemed to be other than temporary.

Harleysville Group held securities with unrealized losses at March 31, 2008 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities: U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,039	$543	$543	$—
Obligations of states and political subdivisions	112,542	2,366	2,358	8
Corporate securities	117,435	4,780	2,773	2,007
Mortgage-backed securities	30,102	385	292	93
Total fixed maturities	$264,118	$8,074	$5,966	$2,108
Equity securities	$69,488	$5,671	$5,671	$—
Security lending collateral	$35,702	$994	$674	$320

Of the total fixed maturity securities with an unrealized loss at March 31, 2008, securities with a fair value of $224.5 million and an unrealized loss of $7.7 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $39.6 million and an unrealized loss of $0.4 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

Of the $6.0 million unrealized loss on fixed maturity securities with continuous unrealized losses for less than twelve months, $0.8 million was related to securities which carry a debt rating which is  below investment grade.  The remaining unrealized loss of $5.2 million on fixed maturity investments with continuous unrealized losses for less than twelve months and on the security lending collateral was primarily due to a widening of credit spreads.  There are $60.6 million in fixed maturity securities, at fair value, that at March 31, 2008, had been below amortized cost for over twelve months.  The $2.1 million of unrealized losses on such securities primarily relates to securities which carry an investment grade debt rating and have declined in fair value primarily due to a widening of credit spreads.  Harleysville Group currently has the ability and intent to hold these securities at least until recovery.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The unrealized loss in equity investments at March 31, 2008 is primarily due to the decline in the overall equity markets in 2008.  Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in the future.

In the first quarter of 2008, Harleysville Group had income before income taxes of $33.8 million, compared to $32.5 million in the first quarter of 2007.  The increase in income before income taxes of $1.3 million for the three months ended March 31, 2008, as compared to the same period in 2007, was primarily due to higher investment income, partially offset by the change in the realized investment gains (losses).

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability.  This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium.  The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense.  A ratio of less than 100 percent generally indicates underwriting profitability.  Harleysville Group’s statutory combined ratio for the three months ended March 31, 2008 was 96.6%, which includes a benefit of 1.5% due to the impact of the transfer of liabilities in connection with the pool change.  This benefit results from the statutory treatment of the ceding commission paid on the unearned premiums transferred on January 1, 2008.  Excluding the impact of the pool transfer, the statutory combined ratio increased to 98.1% for the three months ended March 31, 2008 from 97.9% for the three months ended March 31, 2007.  Such increase was primarily due to higher catastrophe experience associated with winter weather in commercial lines for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, partially offset by better underwriting results in personal lines.

The statutory combined ratios by line of business for the three months ended March 31, 2008 shown both including and excluding the impact of the pool transfer, as compared to the three months ended March 31, 2007, are shown below.  The March 31, 2008 combined ratios excluding the impact of the pool transfer are shown, as they are prepared on a basis that is comparable to the March 31, 2007 combined ratios.

	For the three months ended March 31,
	2008	2008	2007
	Including the Impact of the Pool Transfer	Excluding the Impact of the Pool Transfer
Commercial:
Automobile	92.2%	93.7%	92.6%
Workers compensation	110.7%	111.7%	112.6%
Commercial multi-peril	101.1%	102.6%	100.2%
Other commercial	80.8%	82.4%	84.3%
Total commercial	97.6%	99.0%	97.9%
Personal:
Automobile	96.3%	97.9%	104.5%
Homeowners	91.1%	93.8%	92.6%
Other personal	68.9%	69.2%	95.7%
Total personal	92.1%	94.0%	98.5%
Total personal and commercial	96.6%	98.1%	97.9%

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The commercial lines statutory combined ratio decreased to 97.6% for the three months ended March 31, 2008 from 97.9% for the three months ended March 31, 2007.  Excluding the impact of the pool transfer, the commercial lines statutory combined ratio increased to 99.0% for the three months ended March 31, 2008 from 97.9% for the three months ended March 31, 2007.  The increase is primarily due to slightly higher current accident year loss and catastrophe experience associated with winter weather and the recognition of a lesser amount of favorable development in the first quarter of 2008 compared to the amount recognized in the first quarter of 2007.  In total, favorable development reduced the 2008 commercial lines combined ratio by 2.8%, while favorable development reduced the 2007 commercial lines combined ratio by 3.1%.

The personal lines statutory combined ratio decreased to 92.1% for the three months ended March 31, 2008 from 98.5% for the three months ended March 31, 2007.  Excluding the impact of the pool transfer, the personal lines statutory combined ratio decreased to 94.0% for the three months ended March 31, 2008 from 98.5% for the three months ended March 31, 2007.  The decrease was primarily due to lower current accident year loss and catastrophe experience in 2008 associated with winter weather.

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	March 31, 2008	December 31, 2007
	(in thousands)
Commercial:
Automobile	$339,582	$308,564
Workers compensation	380,066	337,286
Commercial multi-peril	597,277	524,274
Other commercial	115,604	100,664
Total commercial	1,432,529	1,270,788
Personal:
Automobile	86,852	81,222
Homeowners	31,787	27,925
Other personal	1,838	1,877
Total personal	120,477	111,024
Total personal and commercial	1,553,006	1,381,812
Plus reinsurance recoverables	182,936	164,878
Total liability	$1,735,942	$1,546,690

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the increase (decrease) in the liability for unpaid losses and loss settlement expenses attributable to insured events of prior years for the three months ended March 31, 2008 by line of business:

	Total	Accident Years
		2007	2006	2005 and Prior Years
	(in thousands)
Commercial:
Automobile	$(4,437)	$471	$(195)	$(4,713)
Workers compensation	4	360	(952)	596
Commercial multi-peril	(881)	(831)	(261)	211
Other commercial	43	1,409	(1,576)	210
Total commercial	(5,271)	1,409	(2,984)	(3,696)
Personal:
Automobile	(2,036)	317	(465)	(1,888)
Homeowners	(419)	828	(370)	(877)
Other personal	132	81	116	(65)
Total personal	(2,323)	1,226	(719)	(2,830)
Total net development	$(7,594)	$2,635	$(3,703)	$(6,526)

There was $7.6 million of net favorable development in the provision for insured events in prior years for the three months ended March 31, 2008, of which $5.3 million was in commercial lines and $2.3 million was in personal lines.  The favorable development primarily related to the 2002 through 2006 accident years as a result of lower than expected claim severity experienced in both the commercial and personal automobile lines of business.

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

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group’s pooling share of the total pooled amounts:
	For the three months	For the year ended
	ended March 31, 2008	December 31, 2007
	(dollars in thousands)
Number of claims pending, beginning of period	5,328	5,481
Number of claims reported	2,173	8,531
Number of claims settled or dismissed	(1,810)	(8,684)
Number of claims pending, end of period	5,691	5,328
Losses paid	$13,566	$59,322
Loss settlement expenses paid	$3,916	$13,091

Workers compensation losses primarily consist of indemnity and medical costs for injured workers.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Harleysville Group records the actuarial best estimate of the ultimate unpaid losses and loss settlement expenses incurred.  The estimate represents the actuarially determined expected amount of future payments on all loss and loss settlement expenses incurred on or before March 31, 2008.  Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date.  These changes correlate with actuarial trends.

The following table presents the liability for unpaid losses and loss settlement expenses by case and incurred but not reported (IBNR) reserves by line of business as of March 31, 2008:
	Case	IBNR	LAE Liability	IBNR (Incl. LAE)	Total Liability
	(in thousands)
Commercial:
Automobile	$114,182	$167,352	$58,048	$225,400	$339,582
Workers compensation	159,536	170,132	50,398	220,530	380,066
Commercial multi-peril	166,345	267,146	163,786	430,932	597,277
Other commercial	28,189	58,809	28,606	87,415	115,604
Total commercial	468,252	663,439	300,838	964,277	1,432,529
Personal:
Automobile	40,803	30,747	15,302	46,049	86,852
Homeowners	11,605	14,045	6,137	20,182	31,787
Other personal	648	948	242	1,190	1,838
Total personal	53,056	45,740	21,681	67,421	120,477
Total net liability	521,308	709,179	322,519	1,031,698	1,553,006
Reinsurance recoverables	136,443	46,105	388	46,493	182,936
Total gross liability	$657,751	$755,284	$322,907	$1,078,191	$1,735,942

Reinsurance receivables were $188.7 million and $167.7 million at March 31, 2008 and December 31, 2007, respectively.  Of these amounts, $102.2 million and $92.1 million, respectively, or 54% and 55%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi-governmental pools and reinsurance facilities where, Harleysville Group believes, there is virtually no credit risk.  The remainder of the reinsurance receivables are principally due from reinsurers rated A- or higher by A.M. Best.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses.  Harleysville Group’s reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims.  As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements.  There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair.  Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at March 31, 2008.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Net catastrophe losses increased to $3.0 million for the three months ended March 31, 2008 from $2.1 million for the three months ended March 31, 2007.  The increase of $0.9 million for the three months ended March 31, 2008 was due to more severe catastrophes in the 2008 period than in the comparable period in 2007.

The income tax expense for the three month periods ended March 31, 2008 and 2007 includes a tax benefit of $2.2 million and $1.8 million, respectively, related to tax-exempt investment income.

Liquidity and Capital Resources

Operating activities provided $114.9 million and $59.4 million of net cash for the three months ended March 31, 2008 and 2007, respectively.  The 2008 amount includes $82.6 million received in connection with the increase in the pool participation percentage effective January 1, 2008.  The remaining change of $27.1 million primarily is due to the change in the affiliate balance and a decrease in underwriting cash flow.

Investing activities used $87.9 million and $56.0 million of net cash for the three months ended March 31, 2008 and 2007, respectively.  The change is primarily due to higher net purchases of investments due to the increase in cash provided by operating activities, partially offset by the increase in cash used by financing activities.

Financing activities used $27.3 million and $3.5 million of net cash for the three months ended March 31, 2008 and 2007, respectively.  The change is primarily due to the purchase of treasury stock in 2008 and an increase in dividends paid.

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

Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee. At March 31, 2008, Harleysville Group had received, and had the obligation to return, cash collateral of $84.4 million. The cash collateral received was invested, as described below, in investments with a fair value at March 31, 2008 of $81.5 million, related to securities on loan with a fair value of $82.6 million. Harleysville Group’s policy is to require initial collateral of 102% of the fair value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such fair value plus accrued interest over the life of the loan. Cash collateral received can be further invested in money market instruments, government securities, “A” rated corporate obligations, “AAA” rated asset-backed securities or GICs and Funding Agreements from issuers rated “A” or better.  Since August 30, 2007, acceptable collateral was restricted to prohibit investment in sub-prime asset-backed securities, structured investment vehicles and asset-backed commercial paper, and all reinvestment of cash collateral will be overnight only.  The cash collateral Harleysville Group received was invested as follows at March 31, 2008: 42% of the collateral was held in cash and cash equivalents (maturities of three months or less) and 58% of the collateral was held in securities which may fluctuate in value and have variable interest rates and maturities of up to three years. These securities are classified as available for sale. The securities on loan to others have been segregated from the other invested assets on the balance sheet. In addition, the assets and liabilities have been grossed up to reflect the investment of the collateral received under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

At March 31, 2008, Harleysville Group held the following fixed maturity investments in its securities lending collateral portfolio:

	Stated Maturity Date	Cost	Fair Value	Unrealized Loss
	(in thousands)
Structured Investment Vehicles (SIVs)
Cheyne Finance LLC, Medium Term Note SER 144A	02/10/2009	$6,728	$6,728	—
Stanfield Victoria LLC, Medium Term Note SER 144A	08/25/2008	2,193	2,193	$—
Stanfield Victoria LLC, Medium Term Note SER 144A	08/05/2008	2,193	2,193	—
Liberty Lighthouse, Medium Term Note SER 144A	03/16/2010	2,577	2,462	(115)
Sigma Finance Inc, Medium Term Note	01/16/2009	7,731	7,610	(121)
Total SIVs		$21,422	$21,186	$(236)

Other Investments
CIT Group Inc., Medium Term Note SER A	05/14/2009	$2,577	$2,273	$(304)
CIT Group Inc., Medium Term Note	11/04/2008	2,578	2,534	(44)
Hertz Vehicle Financing LLC ABS	02/25/2010	2,578	2,500	(78)
Monumental Global Funding III, Medium Term Note	05/24/2010	2,578	2,570	(8)
Monumental Global Funding II, Medium Term Note	09/22/2009	2,577	2,561	(16)
Pacific Life Global Funding Note SER 144A	08/09/2009	2,578	2,574	(4)
SLM Corp. Medium Term Note SER 144A	03/16/2009	8,248	7,950	(298)
General Electric Cap Corp Medium Term Note SER A	05/19/2008	2,674	2,674	—
Barclays Bank PLC Corp. CD	05/21/2008	2,674	2,674	—
Citibank NA Corp. CD	05/22/2008	2,674	2,674	—
Wachovia Bank NA Corp. CD	07/11/2008	2,674	2,668	(6)
Open End Repo Agreements		26,640	26,640	—
Total Other Investments		$61,050	$60,292	$(758)

Total Securities Lending Portfolio		$82,472	$81,478	$(994)

The fixed maturity investments in the SIVs consist predominantly of asset-backed and mortgage-backed securities. Each of the SIVs listed above represents a senior claim on the assets of the issuer. The Cheyne and Stanfield Victoria holdings are in technical default and are currently under the supervision of receivers appointed to protect the interests of senior creditors. In the first quarter of 2008, an impairment loss of $0.2 million was recognized on the Cheyne holding and an impairment loss of $0.9 million was recognized on the Stanfield Victoria holdings due to a significant deterioration in the credit worthiness of the issuer.  An impairment loss of $0.8 million was recognized on the Cheyne holding in the fourth quarter of 2007.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

During the first quarter of 2008, the Atlas Capital Funding Corp. Medium Term Note, which was held at December 31, 2007, was converted into a Wachovia Bank Certificate of Deposit with the same maturity date.  In February 2008, we sold both of our Liquid Funding LTD Medium Term Notes maturing on November 4, 2008 and September 29, 2008 for losses of $15,000 and $10,000, respectively.

In April 2008, the Sigma Finance Medium Term Note was downgraded by Moody’s from Aaa to A2 and by Standard & Poor’s from AAA to AA-.  As of April 30, 2008, the Company’s outside pricing service priced this security at 68% of par based on recent market activity.  However, information contained in Sigma Finance’s monthly business report indicated that the ratio of eligible assets to total debt outstanding was 109% and 108% at March 31, 2008 and April 30, 2008, respectively, and the security is still of investment grade.  Therefore, the Company believes that this security is not other-than-temporarily impaired as the Company currently has the ability and intent to hold this security at least until recovery.

In April 2008, a cash distribution of approximately 17% of the principal due on Cheyne Finance LLC was received in connection with the restructuring of the security.

Harleysville Group Inc. had $2.3 million of cash and marketable securities at March 31, 2008 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock.  In June 2007, the Company’s Board of Directors authorized a stock repurchase plan under which up to 1.6 million shares of its outstanding common stock could be repurchased through an open market purchase program. The Company was authorized to repurchase shares from Mutual, which owned 53% of the Company’s stock at that time, at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of Mutual and the public float as of the authorization date. This program was completed on July 18, 2007. On August 1, 2007, the Board of Directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock for a two year period under terms similar to the first repurchase authorization. As of March 31, 2008, the Company had repurchased 1,007,561 shares under the second authorization, leaving 592,439 shares authorized to be repurchased. An additional 314,889 shares were repurchased through May 7, 2008. Harleysville Group has no other material commitments for capital expenditures as of March 31, 2008.

As a holding company, the Company’s principal source of cash for the payment of dividends is dividends from its insurance subsidiaries. The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends. The Company’s insurance subsidiaries declared dividends payable to the Company of $117.6 million in June 2007. As of March 31, 2008 dividends of $88.3 million had been paid to the Company.

On August 18, 2006, Harleysville Group Inc. entered into a credit agreement with HSBC Bank USA, National Association, as Administrative Agent, and participating lenders relating to a five year $100 million revolving credit facility.  At Harleysville Group Inc.’s election, interest will be calculated at the LIBOR Rate plus a Margin (currently 0.750% based on the credit rating of the Company’s debt) or the Alternate Base Rate (the greater of the Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1%).  In addition, there is a fee of 0.150% per annum on the loan commitment amount, regardless of usage.  The agreement requires compliance with certain covenants, which include minimum net worth and leverage and fixed charge coverage ratios.  The credit facility was available for general corporate purposes.  There were no borrowings under the credit facility.  The Company was in compliance with all applicable covenants.  Effective January 8, 2008, the Company terminated this agreement because the Company felt it was no longer needed.

The timing of future cash payments associated with unpaid losses and loss settlement expenses and contractual obligations pursuant to debt agreements is not expected to be materially different from that disclosed in the Company’s Annual Report on Form 10-K for fiscal year 2007.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

RISK FACTORS

The business, results of operations and financial condition, and therefore the value of Harleysville Group’s securities, are subject to a number of risks.  Some of those risks are set forth in the Company’s annual report on Form 10-K for fiscal year 2007, filed with the Securities and Exchange Commission on March 7, 2008.  There has been no material change from risk factors as previously disclosed in the Company’s annual report for fiscal year 2007.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 3.
Quantitative and Qualitative Disclosure
about Market Risk

Harleysville Group’s market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of Harleysville Group’s investment portfolio as a result of fluctuations in prices and interest rates.  Harleysville Group attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities.  No material changes to Harleysville Group’s market risk have occurred since December 31, 2007.

Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2007 to March 31, 2008.  During the first quarter of 2008, the Company increased its holdings of equity securities by approximately $60 million.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 4.
Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2008, which is the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the first quarter of 2008, for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)
Change in internal control over financial reporting.  There was no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II.    OTHER INFORMATION

ITEM 1A	Risk Factors

For a discussion of material changes in risk factors applicable to the Company, as previously disclosed in the Company’s Form 10-K for the fiscal year ended 2007, see page 25 “Risk Factors.”

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 1 - March 31, 2008	672,122	$34.24	672,122	592,439

(1)
In June 2007, the Board of Directors authorized the Company to repurchase up to 1.6 million shares of its outstanding common stock for a two year period in the open market or in privately negotiated transactions.  The Company was authorized to repurchase shares from Harleysville Mutual Insurance Company (Mutual), which owned 53% of the Company’s stock at that time, at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of Mutual and the public float as of the authorization date.  This program was completed on July 18, 2007.  On August 1, 2007, the Board of Directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock for a two year period in the open market or in privately negotiated transactions.  The Company is authorized to repurchase shares from Mutual at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of Mutual and the public float as of the authorization date.

(2)	Represents the total number of shares repurchased during the period, of which 648,718 of these shares were settled for cash on or before March 31, 2008.

ITEM 6	a.	Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ___________________________
*Filed herewith.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harleysville Group Inc.

Date: May 9, 2008	By:	/s/ ARTHUR E. CHANDLER
Arthur E. Chandler Senior Vice President and Chief Financial Officer (principal financial officer)