Form 10-Q
period 2008-06-30
HARLEYSVILLE GROUP INC
filed 2008-08-08
CIK 792013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————
FORM 10-Q
——————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒.

At August  4,  2008  28,687,690 shares of common stock of Harleysville Group were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 1.   Financial Statements
HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $288,777 and $317,091)	$286,884	$313,629
Available for sale, at fair value (amortized cost $1,915,334 and $1,715,219)	1,926,604	1,740,045
Equity securities, at fair value (cost $127,742 and $66,433)	121,087	76,297
Short-term investments, at cost, which approximates fair value	118,417	107,941
Fixed maturity securities on loan:
Held to maturity, at amortized cost (fair value $2,290 and $2,419)	2,276	2,414
Available for sale, at fair value (amortized cost $58,231 and $116,047)	59,152	118,147
Total investments	2,514,420	2,358,473
Cash	145	412
Receivables:
Premiums	152,679	146,238
Reinsurance	203,400	167,671
Accrued investment income	27,330	26,220
Total receivables	383,409	340,129
Deferred policy acquisition costs	115,133	101,954
Prepaid reinsurance premiums	41,562	38,721
Property and equipment, net	12,843	13,475
Deferred income taxes	56,882	38,544
Securities lending collateral	57,850	122,053
Due from affiliate	2,301	7,197
Other assets	57,221	51,487
Total assets	$3,241,766	$3,072,445
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $304,610 and $149,826)	$1,766,884	$1,546,690
Unearned premiums (affiliate $76,925 and $28,555)	509,264	450,186
Accounts payable and accrued expenses	64,029	74,686
Securities lending obligation	63,096	123,542
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Total liabilities	2,521,773	2,313,604
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 34,052,693 and 33,656,253 shares; outstanding 29,411,034 and 30,322,905 shares	34,052	33,656
Additional paid-in capital	223,435	213,654
Accumulated other comprehensive income (loss)	(719)	20,599
Retained earnings	597,309	578,705
Treasury stock, at cost, 4,641,659 and 3,333,348 shares	(134,084)	(87,773)
Total shareholders’ equity	719,993	758,841
Total liabilities and shareholders’ equity	$3,241,766	$3,072,445

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the three months ended June 30, 2008 and 2007
(dollars in thousands, except per share data)

	2008	2007
Revenues:
Premiums earned from affiliate (ceded to affiliate, $189,663 and $187,311)	$229,835	$207,395
Investment income, net of investment expense	28,565	27,947
Realized investment gains, net	183	678
Other income (affiliate $1,544 and $1,594)	2,937	6,321
Total revenues	261,520	242,341
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $141,142 and $122,774)	170,733	131,411
Amortization of deferred policy acquisition costs	56,698	51,953
Other underwriting expenses	20,429	18,299
Interest expense (affiliate $143 and $266)	1,625	1,789
Other expenses	1,130	1,340
Total expenses	250,615	204,792
Income before income taxes	10,905	37,549
Income taxes	1,543	11,114
Net income	$9,362	$26,435
Per common share:
Basic net income	$.32	$.84

Diluted net income	$.31	$.82

Cash dividend	$.25	$.19

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the six months ended June 30, 2008 and 2007
(dollars in thousands, except per share data)

	2008	2007
Revenues:
Premiums earned from affiliate (ceded to affiliate, $379,559 and $372,552)	$459,208	$412,773
Investment income, net of investment expense	57,763	55,344
Realized investment gains (losses), net	(49)	1,302
Other income (affiliate $3,163 and $3,246)	6,453	9,819
Total revenues	523,375	479,238
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $268,075 and $241,691)	318,043	262,562
Amortization of deferred policy acquisition costs	113,654	103,849
Other underwriting expenses	41,340	36,580
Interest expense (affiliate $333 and $530)	3,297	3,554
Other expenses	2,290	2,613
Total expenses	478,624	409,158
Income before income taxes	44,751	70,080
Income taxes	11,247	20,743
Net income	$33,504	$49,337
Per common share:
Basic net income	$1.13	$1.56

Diluted net income	$1.11	$1.54

Cash dividend	$.50	$.38

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the six months ended June 30, 2008
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2007	33,656,253	$33,656	$213,654	$20,599	$578,705	$(87,773)	$758,841
Net income					33,504		33,504
Other comprehensive income, net of tax:
Unrealized investment losses, net of reclassification adjustment				(21,375)			(21,375)
Defined benefit pension plans:
Recognized net actuarial loss				57			57
Other comprehensive loss							(21,318)
Comprehensive income							12,186
Issuance of common stock:
Incentive plans	382,285	382	3,911				4,293
Dividend reinvestment plan	14,155	14	492				506
Tax benefit from stock compensation			2,333				2,333
Stock compensation			3,045				3,045
Purchase of treasury stock, 1,308,311 shares						(46,311)	(46,311)
Cash dividends paid					(14,900)		(14,900)
Balance at June 30, 2008	34,052,693	$34,052	$223,435	$(719)	$597,309	$(134,084)	$719,993

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2008 and 2007
(in thousands)

	2008	2007

Cash flows from operating activities:
Net income	$33,504	$49,337
Adjustments to reconcile net income to net cash provided by operating activities:
Change in receivables, unearned premiums and prepaid reinsurance balances	(32,761)	(2,886)
Change in affiliate balance	4,896	8,262
Increase in unpaid losses and loss settlement expenses	66,659	33,434
Deferred income taxes	(6,858)	6,169
Increase in deferred policy acquisition costs	(1,841)	(2,078)
Amortization and depreciation	2,758	1,958
(Gain) loss on sale of investments	49	(1,302)
Other, net	(21,674)	(9,987)
	44,732	82,907
Cash provided by the change in the intercompany pooling agreement	82,640	—
Net cash provided by operating activities	127,372	82,907
Cash flows from investing activities:
Fixed maturity investments:
Purchases	(150,266)	(179,084)
Sales or maturities	146,932	116,127
Equity securities:
Purchases	(61,327)	(18,796)
Sales	18	18,308
Net sales (purchases) of short-term investments	(10,476)	4,464
Sale of property and equipment, net	54	5,158
Net cash used by investing activities	(75,065)	(53,823)
Cash flows from financing activities:
Issuance of common stock	4,801	3,877
Dividends paid (to affiliate, $7,747 and $6,296)	(14,900)	(12,132)
Purchase of treasury stock	(44,808)	(22,537)
Excess tax benefits from share-based payment arrangements	2,333	1,627
Net cash used by financing activities	(52,574)	(29,165)
Decrease in cash	(267)	(81)
Cash at beginning of period	412	227
Cash at end of period	$145	$146

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

The Company’s property and casualty subsidiaries participate in a pooling agreement with Mutual.  The pooling agreement provides for the allocation of premiums, losses and loss settlement expenses and underwriting expenses between Harleysville Group and Mutual.  Harleysville Group is not liable for any losses incurred by its subsidiaries, Harleysville Preferred Insurance Company (Preferred) and Harleysville Insurance Company of New Jersey (HNJ), and Mutual prior to January 1, 1986, the date the pooling agreement became effective.  Harleysville Group’s participation in the pool had been 72% since January 1, 1998.

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

These liabilities consist of the following at January 1, 2008 (in thousands):

Unpaid losses and loss settlement expenses (net of reinsurance)	$153,535
Unearned premiums (net of reinsurance)	45,718
Other liabilities	4,163
Less: ceding commission paid	(11,338)
$192,078

3  –  Share-Based Payments

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

Under SFAS No. 123(R), the compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $1,994,000 and $1,459,000 for the three months ended June 30, 2008 and 2007, respectively, with a corresponding income tax benefit of $668,000 and $485,000, respectively.  Under SFAS No. 123(R), the compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $3,045,000 and $2,469,000 for the six months ended June 30, 2008 and 2007, respectively, with a corresponding income tax benefit of $1,007,000 and $816,000, respectively.

During the six months ended June 30, 2008, 346,340 stock options were granted at a Black Scholes weighted average value of $7.52 per option.  The options vest 33 1/3% per year over a three year period.  Restricted stock grants of 83,302 shares and restricted stock unit grants of 22,040 units were also made during the six months ended June 30, 2008.  The weighted average fair value of the restricted stock grants was $35.83 per share.  The weighted average fair value of the grant of the restricted stock units was $38.92 per unit.  These awards vest over a period of three to four years.  All of the restricted stock units awarded and 10,480 of the restricted stock shares awarded include performance conditions.

During the six months ended June 30, 2007,  277,150 stock options were granted at a Black Scholes weighted average value of $11.03.  The options vest 33 1/3% per year over a three year period.  Restricted stock grants of 102,422 shares and restricted stock unit grants of 17,440 units were also made during the six months ended June 30, 2007.  The weighted average fair value of the restricted stock grants was $34.55 per share.  The weighted average fair value of the grant of the restricted stock units was $34.76 per unit.  These awards vest over a period of three to five years.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of June 30, 2008, the Company’s total unrecognized compensation cost related to nonvested share-based compensation arrangements and the weighted average period over which the compensation cost is expected to be recognized is as follows:

		Weighted Average
	Unrecognized Compensation Cost	Period of Recognition
	(in thousands)	(in years)

Equity incentive plan awards	$8,938	2.47
Employee stock purchase plan	$14	.04

4  –  Investments

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

For investments that have quoted market prices in active markets, the Company uses the quoted market price as fair value and includes these investments in Level 1 of the fair value hierarchy.  The Company classifies U.S. Treasury securities and publicly traded equity securities as Level 1.  When quoted market prices in active markets are not available, the Company relies on a pricing service, which uses pricing models to determine fair value.  The Company classifies its fixed maturity securities other than U.S. Treasury securities and private placements as Level 2.  Security lending collateral investments which are not in receivership are also classified as Level 2.  Private placement fixed maturity securities, non-publicly traded equity securities and security lending collateral investments in receivership are classified as Level 3.  Fair value of the security lending collateral investments in receivership is based on cash flow analysis and other valuation techniques.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a summary of the fair value measurements of applicable Company assets by level within the fair value hierarchy as of June 30, 2008.  These assets are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Fixed maturities available for sale	$1,985,756	$69,550	$1,916,047	$159
Equity securities	121,087	121,070	—	17
Security lending collateral	57,850	—	49,073	8,777
Total	$2,164,693	$190,620	$1,965,120	$8,953

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturities Available for Sale	Equity Securities	Security Lending Collateral
	(in thousands)
Balance at January 1, 2008	$171	$17	$6,898
Total gains (losses) (realized/unrealized)
Included in earnings	—	—	(2,128)
Included in other comprehensive income	—	—	138
Purchases, issuances and settlements	(12)	—	(1,339)
Transfer into Level 3	—	—	5,208
Balance at June 30, 2008	$159	$17	$8,777

The amount of total losses for the six month period included in earnings (realized investment gains (losses), net) attributable to the change in unrealized losses relating to assets still held at June 30, 2008			$(2,128)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5  –  Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$9,362	$26,435	$33,504	$49,337
Denominator for basic earnings per share -- Weighted average shares outstanding	29,370	31,659	29,715	31,644
Effect of stock incentive plans	391	431	382	454
Denominator for diluted earnings per share	29,761	32,090	30,097	32,098
Basic earnings per share	$.32	$.84	$1.13	$1.56
Diluted earnings per share	$.31	$.82	$1.11	$1.54

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Number of options	—	273	—	192

6  –  Reinsurance

Premiums earned are net of amounts ceded of $25,909,000 and $50,897,000 for the three and six months ended June 30, 2008, respectively, and $22,782,000 and $44,400,000 for the three and six months ended June 30, 2007, respectively.  Losses and loss settlement expenses are net of amounts ceded of $21,538,000 and $29,119,000 for the three and six months ended June 30, 2008, respectively, and $14,232,000 and $24,116,000 for the three and six months ended June 30, 2007, respectively.  Such amounts ceded do not include the reinsurance transactions with Mutual under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7  -  Cash Flows

There were cash tax payments of $23,000,000 and $10,250,000 and cash interest payments of $3,227,000 and $3,408,000 in the first six months of 2008 and 2007, respectively.

8  -  Segment Information

The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

Financial data by segment is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$189,746	$171,662	$379,258	$341,875
Personal lines	40,089	35,733	79,950	70,898
Total premiums earned	229,835	207,395	459,208	412,773
Net investment income	28,565	27,947	57,763	55,344
Realized investment gains (losses)	183	678	(49)	1,302
Other	2,937	6,321	6,453	9,819
Total revenues	$261,520	$242,341	$523,375	$479,238
Income before income taxes:
Underwriting gain (loss):
Commercial lines	$(13,406)	$1,245	$(22,937)	$3,337
Personal lines	(7,041)	2,109	(5,344)	3,683
SAP underwriting gain (loss)	(20,447)	3,354	(28,281)	7,020
GAAP adjustments	2,422	2,378	14,452	2,762
GAAP underwriting gain (loss)	(18,025)	5,732	(13,829)	9,782
Net investment income	28,565	27,947	57,763	55,344
Realized investment gains (losses)	183	678	(49)	1,302
Other	182	3,192	866	3,652
Income before income taxes	$10,905	$37,549	$44,751	$70,080

The GAAP adjustment of $14,452,000 for the six months ended June 30, 2008 includes the impact of deferring the ceding commission paid in January 2008 of $11,338,000 related to the change in the intercompany pooling agreement as described in Note 2 of the Notes to Consolidated Financial Statements.  The impact on commercial lines was $9,376,000 and the impact on personal lines was $1,962,000.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9  –  Comprehensive Income

Comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 consisted of the following (all amounts are net of taxes):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$9,362	$26,435	$33,504	$49,337
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized investment holding losses arising during period	(28,750)	(16,566)	(21,407)	(12,705)
Less:
Reclassification adjustment for (gains) losses included in net income	(119)	(441)	32	(923)
Net unrealized investment losses	(28,869)	(17,007)	(21,375)	(13,628)
Defined benefit pension plans:
Recognized net actuarial loss	28	181	57	362
Other comprehensive loss	(28,841)	(16,826)	(21,318)	(13,266)
Comprehensive income (loss)	$(19,479)	$9,609	$12,186	$36,071

Accumulated other comprehensive income (loss) at June 30, 2008 and December 31, 2007 consisted of the following amounts (which are net of tax):

	June 30, 2008	December 31, 2007
	(in thousands)
Unrealized investment gains	$2,110	$23,485
Defined benefit pension plan - net actuarial loss	(2,829)	(2,886)
Accumulated other comprehensive income (loss)	$(719)	$20,599

10  –  Pension

Harleysville Group Inc. has a frozen pension plan that covers employees hired before January 1, 2006.  The Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” as of December 31, 2006.  As a result, the Company’s share of the net actuarial loss included in net periodic pension cost for the six months ended June 30, 2008 and 2007 has been included as an adjustment to other comprehensive income.  The net periodic pension cost for the plan including Mutual consists of the following components:

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Components of net periodic pension cost:
Interest cost	$2,817	$2,755	$5,634	$5,510
Expected return on plan assets	(3,098)	(2,972)	(6,196)	(5,945)
Recognized net actuarial loss	68	427	136	855
Net periodic pension cost:
Entire plan	$(213)	$210	$(426)	$420
Harleysville Group portion	$(69)	$137	$(137)	$274

Harleysville Group’s expected portion of the 2008 contribution to the pension plan is $2,222,000. Contributions of $1,278,000 were made in the first six months of 2008.

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

12 – Income Taxes

Effective January 1, 2007, Harleysville Group adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As of June 30, 2008, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Federal tax years 2004 through 2007 were open for examination as of June 30, 2008.

13 – Property and Equipment

In the second quarter of 2007, the Company sold its office building in Traverse City, Michigan and recognized a pre-tax gain of $2,700,000 which is included in other income.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14 – New Accounting Standards

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS No. 128, “Earnings per Share.”  The FSP redefines participating securities to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.”  Outstanding unvested restricted stock and deferred stock units issued under employee compensation programs containing such dividend participation features would be considered participating securities subject to the “two-class method” in computing EPS rather than the “treasury stock method.”  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years.  All prior-period EPS data presented is to be adjusted retrospectively to conform to the provisions of this FSP.  Early application is not permitted.  The impact of adopting this staff position is currently being evaluated.

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

Overview

The Company’s net income is primarily determined by three elements:

•	net premium income

•	investment income

•	amounts paid or reserved to settle insured claims

Variations in premium income are subject to a number of factors, including:

•	limitations on premium rates arising from the competitive marketplace or regulation

•	limitation on available business arising from a need to maintain the quality of underwritten risks

•	the Company’s ability to maintain its A- (“excellent”) rating by A.M. Best

•	the ability of the Company to maintain a reputation for efficiency and fairness in claims administration

Variations in investment income are subject to a number of factors, including:

•	general interest rate levels

•	specific adverse events affecting the issuers of debt obligations held by the Company

•	changes in the prices of equity securities generally and those held by the Company specifically

Loss and loss settlement expenses are affected by a number of factors, including:

•	the quality of the risks underwritten by the Company

•	the nature and severity of catastrophic losses

•	the availability, cost and terms of reinsurance

•	underlying settlement costs, including medical and legal costs

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

Harleysville Group has written down to fair value, any equity security that has declined below cost by (i) more than 20% and maintained such decline for six months or (ii) by 50% or more in the quarter in which either such decline occurred.  In some cases, securities that have declined by a lesser amount or for a shorter period of time are written down if the evaluation indicates the decline is other than temporary. Fair value of equity securities is based on the closing market value.  The fair value of mutual fund holdings is based on the closing net asset value reported by the fund.  The fair value of fixed maturities is based upon data supplied by an independent pricing service.  It can be difficult to determine the fair value of non-traded securities but Harleysville Group does not own a material amount of non-traded securities.

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

The application of certain of these critical accounting policies to the periods ended June 30, 2008 and 2007 is discussed in greater detail below.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Premiums earned increased $22.4 million, or 10.8%, during the three months ended June 30, 2008 compared to the same period in the prior year primarily due to the increase in the pool participation percentage effective January 1, 2008.  Of the $22.4 million increase, $18.1 million, or 10.5%, was in commercial lines and $4.3 million, or 12.2%, was in personal lines.  Excluding the impact of the change in the pool participation percentage, premiums earned decreased $0.5 million, or 0.3%, during the three months ended June 30, 2008 compared to the same period in the prior year.  This decrease of $0.5 million in premiums earned is due to a decrease of $0.9 million, or 0.5%, in premiums earned for commercial lines and an increase of $0.4 million, or 1.0%, in premiums earned for personal lines.

Premiums earned increased $46.4 million, or 11.2%, during the six months ended June 30, 2008 compared to the same period in the prior year primarily due to the increase in the pool participation percentage effective January 1, 2008.  Of the $46.4 million increase, $37.4 million, or 10.9%, was in commercial lines and $9.0 million, or 12.8%, was in personal lines.  Excluding the impact of the change in the pool participation percentage, premiums earned increased $0.5 million, or 0.1%, during the six months ended June 30, 2008 compared to the same period in the prior year.  This increase of $0.5 million in premiums earned is due to a decrease of $0.5 million, or 0.2%, in premiums earned for commercial lines and an increase of $1.0 million, or 1.5%, in premiums earned for personal lines.

The decrease in premiums earned for commercial lines in both the three and six month periods of 2008 compared to the prior year was due to a decrease in both direct premiums earned and premiums assumed from involuntary pools, primarily in the commercial auto line of business.  The increase in premiums earned for personal lines in both the three and six month periods of 2008 compared to the prior year was primarily due to an increase in homeowners business due to higher average premiums.

Investment income increased $0.6 million and $2.4 million for the three and six months ended June 30, 2008 as compared to the same periods in the prior year, primarily due to a higher level of invested assets, partially offset by a lower investment yield on fixed income securities and a greater percentage of fixed income securities invested in tax-exempt securities.

Realized investment gains decreased $0.5 million and $1.4 million for the three and six months ended June 30, 2008 as compared to the same periods in the prior year.  The decreases resulted primarily from impairment charges.  There were impairment charges of $1.0 million and $2.1 million in the three and six months ended June 30, 2008, respectively, and impairment charges of $0.4 million and $0.5 million in the three and six months ended June 30, 2007, respectively, as the declines of investments below cost were deemed to be other than temporary.

Harleysville Group holds securities with unrealized losses at June 30, 2008 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities: Obligations of states and political subdivisions	$230,661	$4,393	$4,259	$134
Corporate securities	292,106	11,224	5,482	5,742
Mortgage-backed securities	84,999	758	383	375
Total fixed maturities	$607,766	$16,375	$10,124	$6,251
Equity securities	$68,484	$8,973	$8,973	$—
Security lending collateral	$34,406	$2,290	$1,751	$539

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Of the total fixed maturity securities with an unrealized loss at June 30, 2008, securities with a fair value of $527.3 million and an unrealized loss of $14.8 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $80.5 million and an unrealized loss of $1.6 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

There are $534.6 million in fixed maturities at fair value with continuous unrealized losses for less than 12 months.  The $10.1 million of unrealized losses on such securities and the $2.3 million unrealized loss on the security lending portfolio primarily relates to securities which carry an investment grade debt rating and have declined in fair value due to a widening of credit spreads.  Of the $6.3 million of unrealized losses on fixed maturity securities with continuous unrealized losses for more that 12 months, $2 million was related to securities which carry a debt rating which is below investment grade.  The remaining unrealized loss of $4.3 million was primarily due to a widening of credit spreads.  Harleysville Group currently has the ability and intent to hold these securities at least until recovery.

The unrealized loss in equity investments at June 30, 2008 is primarily due to the decline in the overall equity markets in 2008.  Approximately 38% of the unrealized loss on equity securities at June 30, 2008 related to two exchange traded funds in the banking sector.  Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in the future.

Income before income taxes decreased $26.6 million for the three months ended June 30, 2008 compared to the same prior year period.  Income before income taxes decreased $25.3 million for the six months ended June 30, 2008 compared to the same prior year period.  The decreases were primarily due to underwriting losses in the 2008 periods, compared to underwriting gains in the prior year periods, partially offset by increases in investment income. The underwriting losses in the 2008 periods were primarily due to greater catastrophe losses.

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability.  This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium.  The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense.  A ratio of less than 100 percent generally indicates underwriting profitability.  Harleysville Group’s statutory combined ratio increased to 107.7% for the three months ended June 30, 2008 from 96.5% for the three months ended June 30, 2007 and increased to 102.2% for the six months ended June 30, 2008 from 97.2% for the six months ended June 30, 2007.  The statutory combined ratio for the six months ended June 30, 2008 includes a benefit of 0.7% due to the impact of the transfer of liabilities in connection with the pool change.  This benefit results from the statutory treatment of the ceding commission paid on the unearned premiums transferred on January 1, 2008.  Excluding the impact of the pool transfer, the statutory combined ratio increased to 102.9% for the six months ended June 30, 2008.  Such increases in the combined ratio were due to higher catastrophe losses in both the three and six month periods ended June 30, 2008.  Net catastrophe losses increased to $25.1 million for the three months ended June 30, 2008 from $4.5 million for the three months ended June 30, 2007.  Net catastrophe losses increased to $28.1 million for the six months ended June 30, 2008 from $6.6 million for the six months ended June 30, 2007.  The 2008 catastrophe losses were primarily due to tornadoes and hail storms impacting Arkansas and Minnesota during the second quarter.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The statutory combined ratios by line of business for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, are shown below.  The statutory combined ratios for the six months ended June 30, 2008 are shown both including and excluding the impact of the pool transfer.  The combined ratios excluding the pool transfer are shown, as they are prepared on a basis that is comparable to the combined ratios for the six months ended June 30, 2007.

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2008	2007
			Including the Impact of the Pool Transfer	Excluding the Impact of the Pool Transfer
Commercial:
Automobile	98.1%	93.2%	95.0%	95.9%	92.9%
Workers compensation	111.9%	111.7%	111.0%	111.7%	112.1%
Commercial multi-peril	107.1%	99.2%	104.1%	104.8%	99.7%
Other commercial	113.0%	81.0%	97.2%	97.9%	82.7%
Total commercial	106.1%	97.5%	101.8%	102.5%	97.7%
Personal:
Automobile	90.2%	97.4%	93.1%	94.0%	100.9%
Homeowners	142.0%	90.3%	116.5%	117.6%	91.1%
Other personal	114.6%	60.8%	92.5%	92.4%	78.1%
Total personal	115.7%	92.0%	103.9%	104.8%	95.1%
Total personal and commercial	107.7%	96.5%	102.2%	102.9%	97.2%

The commercial lines statutory combined ratio increased to 106.1% and 101.8% for the three and six months ended June 30, 2008 from 97.5% and 97.7% for the three and six months ended June 30, 2007.  Excluding the impact of the pool transfer, the commercial lines statutory combined ratio increased to 102.5% for the six months ended June 30, 2008 from 97.7% for the six months ended June 30, 2007.  These increases are primarily due to higher than average catastrophe experience affecting property coverages during the three months ended June 30, 2008.  The higher than average catastrophe experience primarily relates to losses associated with tornadoes in Arkansas.

The personal lines statutory combined ratio increased to 115.7% and 103.9% for the three and six months ended June 30, 2008 from 92.0% and 95.1% for the three and six months ended June 30, 2007.  Excluding the impact of the pool transfer, the personal lines statutory combined ratio increased to 104.8% for the six months ended June 30, 2008 from 95.1% for the six months ended June 30, 2007.  These increases are primarily due to higher than average catastrophe experience affecting property coverages during the three months ended June 30, 2008.  The higher than average catastrophe experience primarily relates to losses associated with a series of hail events in Minnesota.  The statutory combined ratios for the personal automobile line of business decreased for both the three and six months ended June 30, 2008.  These decreases were primarily related to the recognition of favorable prior year development of $3.0 million and $5.1 million for the three and six months ended June 30, 2008 compared to favorable development of $1.6 million and $3.1 million for the three and six months ended June 30, 2007.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	June 30, 2008	December 31, 2007
	(in thousands)
Commercial:
Automobile	$336,272	$308,564
Workers compensation	384,223	337,286
Commercial multi-peril	599,121	524,274
Other commercial	122,917	100,664
Total commercial	1,442,533	1,270,788
Personal:
Automobile	82,711	81,222
Homeowners	40,564	27,925
Other personal	2,609	1,877
Total personal	125,884	111,024
Total personal and commercial	1,568,417	1,381,812
Plus reinsurance recoverables	198,467	164,878
Total liability	$1,766,884	$1,546,690

The following table presents the increase (decrease) in the liability for unpaid losses and loss settlement expenses attributable to insured events of prior years for the six months ended June 30, 2008 by line of business:

	Total	Accident Years
		2007	2006	2005 and Prior Years
	(in thousands)
Commercial:
Automobile	$(6,791)	$593	$(18)	$(7,366)
Workers compensation	5	803	(2,096)	1,298
Commercial multi-peril	(866)	(567)	(822)	523
Other commercial	(100)	1,507	(1,809)	202
Total commercial	(7,752)	2,336	(4,745)	(5,343)
Personal:
Automobile	(5,074)	816	(1,328)	(4,562)
Homeowners	(523)	718	(352)	(889)
Other personal	512	205	248	59
Total personal	(5,085)	1,739	(1,432)	(5,392)
Total net development	$(12,837)	$4,075	$(6,177)	$(10,735)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

There was $12.8 million of net favorable development in the provision for insured events in prior years for the six months ended June 30, 2008, ($5.2 million in the second quarter of 2008), of which $7.7 million was in commercial lines and $5.1 million was in personal lines.  The favorable development primarily related to the 2003 through 2006 accident years as a result of lower than expected claim severity experienced in the workers compensation and commercial and personal automobile lines of business, partially offset by adverse development in accident year 2007 and accident years prior to 2003.

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

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group’s pooling share of the total pooled amounts.

	For the six months ended June 30, 2008	For the year ended December 31, 2007
	(dollars in thousands)
Number of claims pending, beginning of period	5,328	5,481
Number of claims reported	4,324	8,531
Number of claims settled or dismissed	(3,961)	(8,684)
Number of claims pending, end of period	5,691	5,328
Losses paid	$29,471	$59,322
Loss settlement expenses paid	$6,874	$13,091

Workers compensation losses primarily consist of indemnity and medical costs for injured workers.

Harleysville Group records the actuarial best estimate of the ultimate unpaid losses and loss settlement expenses incurred.  The estimate represents the actuarially determined expected amount of future payments on all loss and loss settlement expenses incurred on or before June 30, 2008.  Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the liability for unpaid losses and loss settlement expenses by case and incurred but not reported (IBNR) reserves by line of business as of June 30, 2008:

	Case	IBNR	LAE Liability	IBNR (Incl. LAE)	Total Liability
	(in thousands)
Commercial:
Automobile	$119,367	$158,882	$58,023	$216,905	$336,272
Workers compensation	159,351	174,071	50,801	224,872	384,223
Commercial multi-peril	169,817	262,496	166,808	429,304	599,121
Other commercial	30,587	63,640	28,690	92,330	122,917
Total commercial	479,122	659,089	304,322	963,411	1,442,533
Personal:
Automobile	39,943	28,119	14,649	42,768	82,711
Homeowners	12,869	21,484	6,211	27,695	40,564
Other personal	1,224	1,116	269	1,385	2,609
Total personal	54,036	50,719	21,129	71,848	125,884
Total net liability	533,158	709,808	325,451	1,035,259	1,568,417
Reinsurance recoverables	149,210	48,836	421	49,257	198,467
Total gross liability	$682,368	$758,644	$325,872	$1,084,516	$1,766,884

Reinsurance receivables were $203.4 million and $167.7 million at June 30, 2008 and December 31, 2007, respectively.  Of these amounts, $107.0 million and $92.1 million, or 53% and 55%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi governmental pools and reinsurance facilities where, Harleysville Group believes, there is virtually no credit risk.  The remainder of the reinsurance receivables are principally due from reinsurers rated A- or higher by A.M. Best.  Ceded reinsurance contracts do not relieve Harleysville Group’s primary obligation to its policyholders.  Consequently, an exposure exists with respect to reinsurance recoverables to the extent that any reinsurer is unable to meet its obligation or disputes the liabilities assumed under the reinsurance contract. From time to time Harleysville Group may encounter such disputes with its reinsurers.  In addition, the creditworthiness of our reinsurers could deteriorate in the future due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses.  Harleysville Group’s reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims.  As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements.  There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at June 30, 2008.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Effective for one year from July 1, 2008, the Company’s subsidiaries and Mutual and its wholly owned subsidiaries renewed its catastrophe reinsurance treaty under which they are purchasing higher coverage limits while decreasing their co-participation.  Annual retentions and limits on the expiring and new treaties are set forth below:

EXPIRING TREATY FOR 2007-2008	NEW TREATY FOR 2008-2009
Retention: $50 million	Retention: $50 million
Coverage for Losses	Coverage for Losses
85% of losses between $50 and $90 million	90% of losses between $50 and $90 million
80% of losses between $90 and $160 million	80% of losses between $90 and $375 million
75% of losses between $160 and $300 million

The maximum recovery under the new treaty is $264.0 million; under the expiring treaty it was $195.0 million.  Harleysville Group’s current pooling share of this maximum recovery would be $211.2 million, compared to a maximum recovery of $156.0 million under the expiring treaty.  Both the new treaty and the expiring treaty include reinstatement provisions providing for coverage for a second catastrophe and requiring payment of additional premium in the event a first catastrophe occurs.

Other income decreased $3.4 million for the three and six months ended June 30, 2008, as compared to the same prior year periods.  The decrease primarily resulted from a $2.7 million gain on the sale of the Company’s office building in Traverse City, Michigan in the second quarter of 2007.

The income tax expense for the three and six months ended June 30, 2008 includes a tax benefit of $2.3 million and $4.5 million associated with tax-exempt income compared to $1.8 million and $3.6 million in the same prior year periods.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Liquidity and Capital Resources

Operating activities provided $127.4 million and $82.9 million of net cash for the six months ended June 30, 2008 and 2007, respectively.  The 2008 amount includes $82.6 million received in connection with the increase in the pool participation percentage effective January 1, 2008, offset by a decrease of $38.1 million primarily due to a decrease in underwriting cash flow and an increase in federal income tax payments.

Investing activities used $75.1 million and $53.8 million of net cash for the six months ended June 30, 2008 and 2007, respectively.  The change is primarily due to higher net purchases of investments due to the increase in net cash provided by operating activities, partially offset by the increase in cash used by financing activities.

Net cash used by financing activities was $52.6 million and $29.2 million for the six months ended June 30, 2008 and 2007, respectively.  The increase is primarily due to an increase in the purchase of treasury stock and an increase in dividends paid.

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

Harleysville Group participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time in return for a fee.  At June 30, 2008, Harleysville Group had received, and had the obligation to return, cash collateral of $63.1 million.  The cash collateral received was invested, as described below, in investments with a fair value at June 30, 2008 of $57.9 million, related to securities on loan with a fair value of $61.4 million. Harleysville Group’s policy is to require initial collateral of 102% of the fair value of loaned securities plus accrued interest, which is required to be maintained daily by the borrower at no less than 100% of such fair value plus accrued interest over the life of the loan. Cash collateral received can be further invested in money market instruments, government securities, “A” rated corporate obligations, “AAA” rated asset-backed securities or GICs and Funding Agreements from issuers rated “A” or better. Since August 30, 2007, acceptable collateral was restricted to prohibit investment in sub-prime asset-backed securities, structured investment vehicles and asset-backed commercial paper, and all reinvestment of cash collateral is overnight only.  The cash collateral Harleysville Group received was invested as follows at June 30, 2008: 30% of the collateral was held in cash and cash equivalents (maturities of three months or less, excluding any securities in receivership) and 70% of the collateral was held in securities which may fluctuate in value and have variable interest rates and maturities of up to three years. These securities are classified as available for sale. The securities on loan to others have been segregated from the other invested assets on the balance sheet. In addition, the assets and liabilities have been grossed up to reflect the investment of the collateral received under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

At June 30, 2008, Harleysville Group held the following fixed maturity investments in its securities lending collateral portfolio:

	Stated Maturity Date	Cost	Fair Value	Unrealized Loss
	(in thousands)
Structured Investment Vehicles (SIVs)
Cheyne Finance LLC, Medium Term Note SER 144A	02/10/2009	$4,445	$4,445	—
Stanfield Victoria LLC, Medium Term Note SER 144A	08/25/2008	2,166	2,166	$—
Stanfield Victoria LLC, Medium Term Note SER 144A	08/05/2008	2,166	2,166	—
Liberty Lighthouse, Medium Term Note SER 144A	03/16/2010	2,577	2,491	(86)
Sigma Finance Inc, Medium Term Note	01/16/2009	7,731	6,186	(1,545)
Total SIVs		$19,085	$17,454	$(1,631)

Other Investments
CIT Group Inc., Medium Term Note SER A	05/14/2009	$2,577	$2,455	$(122)
CIT Group Inc., Medium Term Note	11/04/2008	2,578	2,574	(4)
Hertz Vehicle Financing LLC ABS	02/25/2010	2,578	2,550	(28)
Monumental Global Funding III, Medium Term Note	05/24/2010	2,578	2,503	(75)
Monumental Global Funding II, Medium Term Note	09/22/2009	2,577	2,565	(12)
Pacific Life Global Funding Note SER 144A	08/09/2009	2,578	2,562	(16)
SLM Corp. Medium Term Note SER 144A	03/16/2009	8,248	7,847	(401)
Wachovia Bank NA Corp. CD	07/11/2008	2,674	2,673	(1)
Open End Repo Agreements		14,667	14,667	—
Total Other Investments		$41,055	$40,396	$(659)

Total Securities Lending Portfolio		$60,140	$57,850	$(2,290)

The fixed maturity investments in the SIVs consist predominantly of asset-backed and mortgage-backed securities. Each of the SIVs listed above represents a senior claim on the assets of the issuer. The Cheyne and Stanfield Victoria holdings are in technical default and are currently under the supervision of receivers appointed to protect the interests of senior creditors. In 2008, an impairment loss of $1.1 million was recognized on the Cheyne holding and an impairment loss of $1.0 million was recognized on the Stanfield Victoria holdings due to a significant deterioration in the credit worthiness of the issuer.  An impairment loss of $0.8 million was recognized on the Cheyne holding in the fourth quarter of 2007.

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

During the first quarter of 2008, the Atlas Capital Funding Corp. Medium Term Note, which was held at December 31, 2007, was converted into a Wachovia Bank Certificate of Deposit with the same maturity date.  In February 2008, we sold both of the Liquid Funding LTD Medium Term Notes maturing on November 4, 2008 and September 29, 2008 for losses of $15,000 and $10,000, respectively.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

In April 2008, the Sigma Finance Medium Term Note was downgraded by Moody’s from Aaa to A2 and by Standard & Poor’s from AAA to AA-.  As of June 30, 2008, this security was priced at 80% of par based on recent market activity.  However, information contained in Sigma Finance’s monthly business report indicated that the ratio of eligible assets to total debt outstanding was 112% at June 30, 2008, and the security is still of investment grade.  Therefore, the Company believes that this security is not other-than-temporarily impaired as the Company currently has the ability and intent to hold this security at least until recovery.

In April 2008, a cash distribution of approximately 17% of the principal due on Cheyne Finance LLC was received in connection with the restructuring of the security.

Harleysville Group Inc. maintained $3.3 million of cash and marketable securities at June 30, 2008 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock.  In June 2007, the Company’s Board of Directors authorized a stock repurchase plan under which up to 1.6 million shares of its outstanding common stock could be repurchased through an open market purchase program. The Company was authorized to repurchase shares from Mutual, which owned 53% of the Company’s stock at that time, at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of Mutual and the public float as of the authorization date. This program was completed on July 18, 2007. On August 1, 2007, the Board of Directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock for a two year period under terms similar to the first repurchase authorization.  This program was completed on May 16, 2008. On May 20, 2008, the Board of Directors authorized the Company to repurchase up to an additional 1.5 million shares of its outstanding common stock for a two year period under terms similar to the first repurchase authorization.  As of June 30, 2008, 43,750 shares had been repurchased under this third authorization, leaving 1,456,250 shares authorized to be repurchased. An additional 814,373 shares were repurchased through August 4, 2008.  Harleysville Group has no other material commitments for capital expenditures as of June 30, 2008.

As a holding company, the Company’s principal source of cash is dividends from its insurance subsidiaries.  The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends.  The Company’s insurance subsidiaries declared dividends payable to the Company of $90 million in June 2008, $0.4 million of which had been paid to the Company as of June 30, 2008.  Of the $117.6 million dividends declared by the Company’s insurance subsidiaries in June 2007, $1.4 million was unpaid at June 30, 2008.

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

Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2007 to June 30, 2008.  During the first quarter of 2008, the Company increased its holdings of equity securities by approximately $60 million.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 4.
Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2008, which is the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the second quarter of 2008, for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)
Change in internal control over financial reporting.  There was no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

For a discussion of material changes in risk factors applicable to the Company, as previously disclosed in the Company’s Form 10-K for the fiscal year ended 2007, see page 30 “Risk Factors.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases Of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program

April 1 - April 30, 2008	46,807	$36.69	46,807	545,632
May 1 - May 31, 2008	545,632	$36.80	545,632	1,500,000
June 1 - June 30, 2008	43,750	$34.35	43,750	1,456,250

(1)
In June 2007, the Board of Directors authorized the Company to repurchase up to 1.6 million shares of its outstanding common stock for a two year period in the open market or in privately negotiated transactions.  The Company is authorized to repurchase shares from Harleysville Mutual Insurance Company (Mutual), which owned 53% of the Company’s stock at that time, at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of Mutual and the public float as of the authorization date.  This program was completed on July 18, 2007.  On August 1, 2007, the Board of Directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock for a two year period in the open market or in privately negotiated transactions.  The Company is authorized to repurchase shares from Mutual at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of Mutual and the public float as of the authorization date.  This program was completed on May 16, 2008.  On May 20, 2008, the Board of Directors authorized the Company to repurchase an additional 1.5 million shares of its outstanding common stock for a two year period in the open market or in privately negotiated transactions.  The Company is authorized to repurchase shares from Mutual at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of Mutual and public float as of the authorization date.

(2)	Represents the total number of shares repurchased during the period, of which 592,439 of these shares were settled for cash on or before June 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Harleysville Group Inc. was held on April 23, 2008 (the “Annual Meeting” or “Meeting”), with the following result:

The total number of shares represented at the Annual Meeting in person or by proxy was 28,713,307 of the 30,386,769 shares of common stock outstanding and entitled to vote at the Meeting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
(Continued)

On the resolution to elect W. Thacher Brown, Mirian M. Graddick-Weir and William W. Scranton, III as class “C” Directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for Director received the number of votes set forth opposite their respective names:

	Number of Votes
	For	Withheld

W. Thacher Brown	28,367,398	345,909
Mirian M. Graddick-Weir	28,363,864	349,443
William W. Scranton, III	28,365,744	347,563

There were no abstentions or broker non-votes recorded. On the basis of the above vote, W. Thacher Brown, Mirian M. Graddick-Weir and William W. Scranton, III were elected as class “C” Directors to serve until the expiration of their respective terms and until their successors are duly elected.  The other directors who continued in office after the election were:  Barbara A. Austell, Michael L. Browne, G. Lawrence Buhl, William Gray, Jerry S. Rosenbloom and William E. Storts.

The resolution to approve the Amended and Restated Employee Stock Purchase Plan was adopted, 27,344,153 votes for the resolution, 163,238 votes against the resolution and 374,099 abstentions.  There were 831,817 broker non-votes.

The resolution that the selection of KPMG LLP as the Company’s independent registered public accounting firm be ratified was adopted 28,610,114 votes for the resolution, 91,417 votes against the resolution and 11,776 abstentions.

Item 6.	a.	Exhibits

4.1*	Amended and Restated Employee Stock Purchase Plan

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________________________________
*Filed herewith.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harleysville Group Inc.

Date: August 8, 2008	By:	/s/ ARTHUR E. CHANDLER
Arthur E. Chandler Senior Vice President and Chief Financial Officer (duly elected officer and principal financial officer)