Form 10-Q
period 2008-09-30
HARLEYSVILLE GROUP INC
filed 2008-11-07
CIK 792013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————
FORM 10-Q
——————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒.

At November 3,  2008   28,224,838 shares of common stock of Harleysville Group Inc. were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 1.  Financial Statements
HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $272,219 and $317,091)	$272,869	$313,629
Available for sale, at fair value (cost $1,950,746 and $1,715,219)	1,923,821	1,740,045
Equity securities, at fair value (cost $110,474 and $66,433)	110,779	76,297
Short-term investments, at cost, which approximates fair value	117,649	107,941
Other invested assets, at cost, which approximates fair value	3,650
Fixed maturity securities on loan:
Held to maturity, at amortized cost (fair value $2,419)		2,414
Available for sale, at fair value (amortized cost $116,047)		118,147
Total investments	2,428,768	2,358,473
Cash	145	412
Receivables:
Premiums	142,672	146,238
Reinsurance	214,807	167,671
Accrued investment income	26,633	26,220
Total receivables	384,112	340,129
Deferred policy acquisition costs	113,584	101,954
Prepaid reinsurance premiums	45,549	38,721
Property and equipment, net	12,613	13,475
Deferred income taxes	78,087	38,544
Securities lending collateral		122,053
Due from affiliate	5,961	7,197
Other assets	52,536	51,487
Total assets	$3,121,355	$3,072,445
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $286,365 and $149,826)	$1,780,184	$1,546,690
Unearned premiums (affiliate $77,809 and $28,555)	502,959	450,186
Accounts payable and accrued expenses	64,796	74,686
Securities lending obligation		123,542
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Total liabilities	2,466,439	2,313,604
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 34,177,946 and 33,656,253 shares; outstanding 28,225,874 and 30,322,905 shares	34,178	33,656
Additional paid-in capital	228,232	213,654
Accumulated other comprehensive income (loss)	(20,073)	20,599
Retained earnings	592,986	578,705
Treasury stock, at cost, 5,952,072 and 3,333,348 shares	(180,407)	(87,773)
Total shareholders’ equity	654,916	758,841
Total liabilities and shareholders’ equity	$3,121,355	$3,072,445

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the three months ended September 30, 2008 and 2007
(dollars in thousands, except per share data)

	2008	2007
Revenues:
Premiums earned from affiliate (ceded to affiliate, $190,620 and $190,551)	$230,433	$210,541
Investment income, net of investment expense	27,567	27,470
Realized investment gains (losses), net	(28,996)	35
Other income (affiliate $1,528 and $1,627)	3,508	4,023
Total revenues	232,512	242,069
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $132,835 and $120,247)	147,466	129,718
Amortization of deferred policy acquisition costs	56,860	52,229
Other underwriting expenses	22,480	20,273
Interest expense (affiliate $136 and $260)	1,618	1,783
Other expenses	1,189	1,026
Total expenses	229,613	205,029
Income before income taxes	2,899	37,040
Income taxes (benefit)	(1,289)	11,458
Net income	$4,188	$25,582
Per common share:
Basic net income	$.15	$.85

Diluted net income	$.15	$.83

Cash dividend	$.30	$.25

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the nine months ended September 30, 2008 and 2007
(dollars in thousands, except per share data)

	2008	2007
Revenues:
Premiums earned from affiliate (ceded to affiliate, $570,179 and $563,103)	$689,641	$623,314
Investment income, net of investment expense	85,330	82,814
Realized investment gains (losses), net	(29,045)	1,337
Other income (affiliate $4,691 and $4,873)	9,961	13,842
Total revenues	755,887	721,307
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $400,910 and $361,938)	465,509	392,280
Amortization of deferred policy acquisition costs	170,514	156,078
Other underwriting expenses	63,820	56,853
Interest expense (affiliate $469 and $790)	4,915	5,337
Other expenses	3,479	3,639
Total expenses	708,237	614,187
Income before income taxes	47,650	107,120
Income taxes	9,958	32,201
Net income	$37,692	$74,919
Per common share:
Basic net income	$1.29	$2.40

Diluted net income	$1.27	$2.37

Cash dividend	$.80	$.63

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the nine months ended September 30, 2008
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2007	33,656,253	$33,656	$213,654	$20,599	$578,705	$(87,773)	$758,841
Net income					37,692		37,692
Other comprehensive income (loss), net of tax:
Unrealized investment losses, net of reclassification adjustment				(40,787)			(40,787)
Defined benefit pension plans:
Recognized net actuarial loss				115			115

Other comprehensive loss							(40,672)
Comprehensive loss							(2,980)
Issuance of common stock:
Incentive plans	500,787	501	6,530				7,031
Dividend reinvestment plan	20,906	21	738				759
Tax benefit from stock compensation			2,827				2,827
Stock compensation			4,483				4,483
Cash dividend paid					(23,411)		(23,411)
Purchase of treasury stock, 2,618,724 shares						(92,634)	(92,634)
Balance at September 30, 2008	34,177,946	$34,178	$228,232	$(20,073)	$592,986	$(180,407)	$654,916

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the nine months ended September 30, 2008 and 2007
(in thousands)

	2008	2007

Cash flows from operating activities:
Net income	$37,692	$74,919
Adjustments to reconcile net income to net cash provided by operating activities:
Change in receivables, unearned premiums and prepaid reinsurance balances	(43,756)	12,386
Change in affiliate balance	1,236	(3,896)
Increase in unpaid losses and loss settlement expenses	79,960	42,131
Deferred income taxes	(17,642)	9,117
Increase in deferred policy acquisition costs	(292)	(1,212)
Amortization and depreciation	4,352	3,032
Realized investment (gains) losses, net	29,045	(1,337)
Other, net	(10,582)	(8,067)
	80,013	127,073
Cash provided by the change in the intercompany pooling agreement	82,640	—
Net cash provided by operating activities	162,653	127,073
Cash flows from investing activities:
Fixed maturity investments:
Purchases	(230,366)	(197,149)
Sales or maturities	250,043	181,309
Equity securities:
Purchases	(67,359)	(19,046)
Sales	5,658	18,308
Other invested assets:
Purchases	(5,789)
Net purchases of short-term investments	(9,708)	(43,797)
Sale of property and equipment, net	27	4,963
Net cash used by investing activities	(57,494)	(55,412)
Cash flows from financing activities:
Issuance of common stock	7,792	6,474
Purchase of treasury stock	(92,634)	(59,942)
Dividends paid (to affiliate, $12,128 and $10,455)	(23,411)	(19,722)
Excess tax benefits from share-based payment arrangements	2,827	2,008
Net cash used by financing activities	(105,426)	(71,182)
Increase (decrease) in cash	(267)	479
Cash at beginning of period	412	227
Cash at end of period	$145	$706

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

These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2007 included in the Company’s 2007 Annual Report filed with the U.S. Securities and Exchange Commission (SEC) on Form 10-K.

The affiliate transaction disclosures on the face of the financial statements are in regards to transactions with Harleysville Mutual Insurance Company (Mutual).  Mutual owns approximately 52% of the outstanding common stock of Harleysville Group Inc.  As used herein, “Harleysville Group” refers to Harleysville Group Inc. and its subsidiaries.

2  –  Change in Pooling Agreement

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
(Continued)

Harleysville Group has the following share-based compensation plans:

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

-
The Directors’ Equity Compensation Plan provides for the grant of equity-based awards to non-employee directors of Harleysville Group and Mutual.  These awards can be in the form of stock options, deferred stock units or restricted stock.

-
The Long Term Incentive Plan (LTIP) provides for share and cash awards to key employees based on the total shareholder return of the Company’s stock relative to the total shareholder return of a group of insurance company stocks for the three year period January 1, 2005 through December 31, 2007.

Under SFAS No. 123(R), the compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $1,438,000 and $1,162,000 for the three months ended September 30, 2008 and 2007, respectively, with a corresponding income tax benefit of $484,000 and $382,000, respectively.  Under SFAS No. 123(R), the compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $4,483,000 and $3,631,000 for the nine months ended September 30, 2008 and 2007, respectively, with a corresponding income tax benefit of $1,491,000 and $1,198,000, respectively.

During the nine months ended September 30, 2008,  346,340 stock options were granted at a Black Scholes weighted average value of $7.52 per option.  The options vest 33 1/3% per year over a three year period.  Restricted stock grants of 88,009 shares and restricted stock unit grants of 22,040 units were also made during the nine months ended September 30, 2008.  The weighted average fair value of the restricted stock grants was $35.79 per share.  The weighted average fair value of the grant of the restricted stock units was $38.92 per unit.  These awards vest over a period of three to five years.  All of the restricted stock units awarded and 10,480 of the restricted stock shares awarded include performance conditions.

During the nine months ended September 30, 2007,  277,150 stock options were granted at a Black Scholes weighted average value of $11.03 per option.  The options vest 33 1/3% per year over a three year period.  Restricted stock grants of 103,266 shares and restricted stock unit grants of 17,440 units were also made during the nine months ended September 30, 2007.  The weighted average fair value of the restricted stock grants was $34.53 per share.  The weighted average fair value of the grant of the restricted stock units was $34.76 per unit.  These awards vest over a period of three to five years.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of September 30, 2008, the Company’s total unrecognized compensation cost related to nonvested share-based compensation arrangements and the weighted average period over which the compensation cost is expected to be recognized is as follows:

		Weighted Average
	Unrecognized Compensation Cost	Period of Recognition
	(in thousands)	(in years)

Equity incentive plan awards	$7,497	2.30
Employee stock purchase plan	$75	0.29

4  –  Investments

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

Level 2 - Inputs other than Level 1 that are based on observable market data.  These include quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived from or corroborated by observable market data.

Level 3 - Inputs that are unobservable, reflecting the Company’s own assumptions.

For investments that have quoted market prices in active markets, the Company uses the quoted market price as fair value and includes these investments in Level 1 of the fair value hierarchy.  The Company classifies U.S. Treasury securities and publicly traded equity securities as Level 1.  When quoted market prices in active markets are not available, the Company uses a pricing service to estimate fair value.  The fair value estimates obtained from this pricing service are included in Level 2 of the fair value hierarchy.   The Company classifies its fixed maturity securities other than U.S. Treasury securities and private placements as Level 2.  Private placement fixed maturity securities, non-publicly traded equity securities and investments in receivership are classified as Level 3.  Fair value of the investments in receivership is based on cash flow analysis and other valuation techniques.

The fair value estimates of approximately 98% of the Company’s fixed maturity securities classified as Level 2 at September 30, 2008 were obtained from a pricing service.  Broker quotes were used to estimate the fair value of the remaining 2% of the Level 2 fixed maturities.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The pricing service used by the Company utilizes market quotations for fixed maturity securities that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  In addition, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

The pricing service evaluates each asset class based on relevant market information, relevant credit information, perceived market movements and sector news.  The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include:  benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events.  The extent of the use of each market input depends on the asset class and the market conditions.  Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant.  For some securities additional inputs may be necessary.

The pricing service utilized by the Company has indicated that they will only produce an estimate of fair value if there is sufficient objectively verifiable information to produce a valuation.  If the pricing service discontinues pricing an investment, the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing service, but would have to make assumptions for market based inputs that are unavailable due to market conditions.

The following is a summary of the fair value measurements of applicable Company assets by level within the fair value hierarchy as of September 30, 2008.  These assets are measured on a recurring basis.  The assets previously included within security lending collateral are included in the fixed maturities available for sale, as the Company terminated its security lending program in September 2008.  The Cheyne Finance LLC security previously included in security lending collateral was restructured in the third quarter of 2008 and is now classified as other invested assets.  The other invested assets are carried at cost and are tested for impairment on a quarterly basis.

		Fair Value Measurements at Reporting Date Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Fixed maturities available for sale	$1,923,821	$74,435	$1,844,952	$4,434
Equity securities	110,779	110,762		17

Total	$2,034,600	$185,197	$1,844,952	$4,451

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables present additional information about assets measured at fair value on a recurring basis for which significant unobservable inputs (Level 3) were used to determine fair value.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended September 30, 2008
	Fixed Maturities Available for Sale	Equity Securities	Security Lending Collateral
	(in thousands)
Balance at July 1, 2008	$159	$17	$8,777
Total gains (losses) (realized/unrealized)
Included in earnings			(53)
Included in other comprehensive income
Purchases, issuances and settlements	(4)		(515)
Transfer in/and or (out) of Level 3			(3,930)
Termination of security lending program	4,279		(4,279)
Balance at September 30, 2008	$4,434	$17	$—

The amount of total losses for the three month period included in earnings (realized investment gains (losses), net) attributable to the change in unrealized losses relating to assets still held at September 30, 2008			$(53)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine months ended September 30, 2008
	Fixed Maturities Available for Sale	Equity Securities	Security Lending Collateral
	(in thousands)
Balance at January 1, 2008	$171	$17	$6,898
Total gains (losses) (realized/unrealized)
Included in earnings			(2,181)
Included in other comprehensive income	(16)		138
Purchases, issuances and settlements			(1,854)
Transfer in/and or (out) of Level 3			1,278
Termination of security lending program	4,279		(4,279)
Balance at September 30, 2008	$4,434	$17	$—

The amount of total losses for the nine month period included in earnings (realized investment gains (losses), net) attributable to the change in unrealized losses relating to assets still held at September 30, 2008			$(2,181)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Harleysville Group held securities with unrealized losses at September 30, 2008 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities: Obligations of states and political subdivisions	$352,558	$11,038	$10,917	$121
Corporate securities	523,721	38,235	25,852	12,383
Mortgage-backed securities	95,394	773	646	127
Total fixed maturities	$971,673	$50,046	$37,415	$12,631

Of the total fixed maturity securities with an unrealized loss at September 30, 2008, securities with a fair value of $890.1 million and an unrealized loss of $46.2 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $81.6 million and an unrealized loss of $3.8 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

There are $890.9 million in fixed maturities at fair value with continuous unrealized losses for less than 12 months.  The $37.4 million of unrealized losses on such securities primarily relates to securities which carry an investment grade debt rating and have declined in fair value due to a widening of credit spreads.  Of the $12.6 million of unrealized losses on fixed maturity securities with continuous unrealized losses for more than 12 months, $3.3 million was related to securities which carry a debt rating which is below investment grade.  We believe, based on our analysis, that these investments are not other than temporarily impaired.  The remaining unrealized loss of $9.3 million was primarily due to a widening of credit spreads.  Harleysville Group currently has the ability and intent to hold these securities at least until recovery.

There were impairment charges of $30.2 million and $32.4 million in the three and nine months ended September 30, 2008, respectively.  The third quarter of 2008 impairment charges consisted of impairments of Lehman Brothers bonds ($5.2 million) and structured investment vehicles ($7.3 million) as the decline below cost was deemed to be other than temporary.  Also, an impairment charge of $17.7 million was recognized on equity securities in the third quarter of 2008, as the Company is planning to sell these investments.  The nine months ended September 30, 2008 include additional impairment charges on the structured investment vehicles of $2.1 million.  There were impairment charges of $0.5 million in the nine months ended September 30, 2007.  There were no impairment charges in the three months ended September 30, 2007.

In October 2008, the chief accountant of the SEC’s office of the Chief Accountant sent a letter to the Financial Accounting Standards Board clarifying the Office of the Chief Accountant’s views on the application of the other than temporary impairment guidance in SFAS No. 115 to certain perpetual preferred securities.  Harleysville Group did not hold any perpetual preferred securities as of September 30, 2008.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5  –  Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$4,188	$25,582	$37,692	$74,919
Denominator for basic earnings per share -- weighted average shares outstanding	28,345	30,258	29,255	31,177
Effect of stock incentive plans	376	431	388	444
Denominator for diluted earnings per share	28,721	30,689	29,643	31,621
Basic earnings per share	$.15	$.85	$1.29	$2.40
Diluted earnings per share	$.15	$.83	$1.27	$2.37

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Number of options	—	269	—	218

6  –  Reinsurance

Premiums earned are net of amounts ceded of $26,909,000 and $77,806,000 for the three and nine months ended September 30, 2008, respectively, and $22,777,000 and $67,177,000 for the three and nine months ended September 30, 2007, respectively.  Losses and loss settlement expenses are net of amounts ceded of $23,652,000 and $52,771,000 for the three and nine months ended September 30, 2008, respectively, and $3,325,000 and $27,441,000 for the three and nine months ended September 30, 2007, respectively.  Such amounts ceded do not include the reinsurance transactions with Mutual under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7  –  Cash Flows

Cash tax payments of $27,500,000 and $19,450,000 were made in the first nine months of 2008 and 2007, respectively.  Cash interest payments of $6,238,000 and $6,554,000 were made in the first nine months of 2008 and 2007, respectively.

8  –   Segment Information

The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

Financial data by segment is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$189,894	$174,119	$569,152	$515,994
Personal lines	40,539	36,422	120,489	107,320
Total premiums earned	230,433	210,541	689,641	623,314
Net investment income	27,567	27,470	85,330	82,814
Realized investment gains (losses)	(28,996)	35	(29,045)	1,337
Other	3,508	4,023	9,961	13,842
Total revenues	$232,512	$242,069	$755,887	$721,307
Income before income taxes:
Underwriting gain (loss):
Commercial lines	$4,361	$6,733	$(18,576)	$10,070
Personal lines	2,070	2,792	(3,274)	6,475
SAP underwriting gain (loss)	6,431	9,525	(21,850)	16,545
GAAP adjustments	(2,804)	(1,204)	11,648	1,558
GAAP underwriting gain (loss)	3,627	8,321	(10,202)	18,103
Net investment income	27,567	27,470	85,330	82,814
Realized investment gains (losses)	(28,996)	35	(29,045)	1,337
Other	701	1,214	1,567	4,866
Income before income taxes	$2,899	$37,040	$47,650	$107,120

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The GAAP adjustment of  $11,648,000 for the nine months ended September 30, 2008 includes the impact of deferring the ceding commission paid in January 2008 of  $11,338,000 related to the change in the intercompany pooling agreement as described in Note 2 of the Notes to Consolidated Financial Statements.  The impact on commercial lines was $9,376,000 and the impact on personal lines was $1,962,000.

9  –  Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 consisted of the following (all amounts are net of taxes):
	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$4,188	$25,582	$37,692	$74,919
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized investment holding gains (losses) arising during period	(38,259)	15,129	(59,666)	2,424
Less:
Reclassification adjustment for (gains) losses included in net income	18,847	(50)	18,879	(973)
Net unrealized investment gains (losses)	(19,412)	15,079	(40,787)	1,451
Defined benefit pension plans:
Recognized net actuarial loss	58	174	115	536
Other comprehensive income (loss)	(19,354)	15,253	(40,672)	1,987
Comprehensive income (loss)	$(15,166)	$40,835	$(2,980)	$76,906

Accumulated other comprehensive income (loss) at September 30, 2008 and December 31, 2007 consisted of the following amounts (which are net of tax):

	September 30, 2008	December 31, 2007
	(in thousands)
Unrealized investment gains (losses)	$(17,302)	$23,485
Defined benefit pension plan - net actuarial loss	(2,771)	(2,886)
Accumulated other comprehensive income (loss)	$(20,073)	$20,599

10  –  Pension

Harleysville Group Inc. has a frozen pension plan that covers employees hired before January 1, 2006.  The Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” as of December 31, 2006.  As a result, the Company’s share of the net actuarial loss included in net periodic pension cost for the nine months ended September 30, 2008 and 2007 has been included as an adjustment to other comprehensive income.  The net periodic pension cost for the plan including Mutual consists of the following components:

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Components of net periodic pension cost:
Interest cost	$2,850	$2,690	$8,484	$8,200
Expected return on plan assets	(3,083)	(2,965)	(9,279)	(8,910)
Recognized net actuarial loss	138	407	274	1,262
Net periodic pension cost:
Entire plan	$(95)	$132	$(521)	$552
Harleysville Group portion	$16	$86	$(121)	$360

    Harleysville Group’s expected portion of the 2008 contribution to the pension plan is $2,222,000.  Contributions of $1,868,000 were made in the nine months ended September 30, 2008.  The Company’s 2009 contribution to the plan is expected to increase due to changes in the market value of plan assets and regulatory changes affecting the plan.

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

Effective January 1, 2007, Harleysville Group adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As of September 30, 2008, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Federal tax years 2005 through 2007 were open for examination as of September 30, 2008.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Certain of the statements contained herein (other than statements of historical facts) are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, legislative and regulatory developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect on Harleysville Group. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on Harleysville Group will be those anticipated by management. Actual financial results, including premium levels and underwriting results, could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves; catastrophe losses; the insurance product pricing environment; changes in applicable law; government regulation and changes therein that may impede the ability to charge adequate rates; performance of and instability in the financial markets; investment losses; fluctuations in interest rates; availability and price of reinsurance; the A. M. Best rating of Harleysville Group; and the status of labor markets in which the Company operates.

Overview

The Company’s net income is primarily determined by three elements:

•	net premium income

•	investment income and realized investment gains (losses)

•	amounts paid or reserved to settle insured claims

Variations in premium income are subject to a number of factors, including:

•	limitations on premium rates arising from the competitive marketplace or regulation

•	limitation on available business arising from a need to maintain the quality of underwritten risks

•	the Company’s ability to maintain its A- (“excellent”) rating by A.M. Best

•	the ability of the Company to maintain a reputation for efficiency and fairness in claims administration

Variations in investment income and realized investment gains (losses) are subject to a number of factors, including:

•	general interest rate levels

•	specific adverse events affecting the issuers of debt obligations held by the Company

•	changes in the prices of equity securities generally and those held by the Company specifically

Loss and loss settlement expenses are affected by a number of factors, including:

•	the quality of the risks underwritten by the Company

•	the nature and severity of catastrophic losses

•	the availability, cost and terms of reinsurance

•	underlying settlement costs, including medical and legal costs

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

Investments.  Generally, unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income and, accordingly, have no effect on net income.  However, if the fair value of an investment declines below its cost and that decline is deemed other than temporary, the amount of the decline below cost is charged to earnings. Harleysville Group monitors its investment portfolio and at least quarterly reviews investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary.  Such evaluations consider, among other things, the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term, and Harleysville Group’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value.  Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future.

Harleysville Group has written down to fair value any equity security that has declined below cost by (i) more than 20% and maintained such decline for six months, or (ii) by 50% or more in the quarter in which either such decline occurred.  In some cases, securities that have declined by a lesser amount or for a shorter period of time are written down if the evaluation indicates the decline is other than temporary. Fair value of equity securities is based on the closing market value.  The fair value of mutual fund holdings is based on the closing net asset value reported by the fund.  The fair value of fixed maturities is based upon industry-standard pricing methodologies based on observable market data.  It can be difficult to determine the fair value of non-traded securities, but Harleysville Group does not own a material amount of non-traded securities.

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

The application of certain of these critical accounting policies to the periods ended September 30, 2008 and 2007 is discussed in greater detail below.

Results of Operations

The Company’s property and casualty subsidiaries participate in a pooling agreement with Mutual.  The pooling agreement provides for the allocation of premiums, losses and loss settlement expenses and underwriting expenses between Harleysville Group and Mutual.  Harleysville Group is not liable for any losses incurred by its subsidiaries, Preferred and HNJ, and Mutual prior to January 1, 1986, the date the pooling agreement became effective.  Harleysville Group’s participation in the pool had been 72% since January 1, 1998.

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

Premiums earned increased $19.9 million, or 9.4%, during the three months ended September 30, 2008 compared to the same period in the prior year primarily due to the increase in the pool participation percentage effective January 1, 2008.  Of the $19.9 million increase, $15.8 million, or 9.1%, was in commercial lines and $4.1 million, or 11.3%, was in personal lines.  Excluding the impact of the change in the pool participation percentage, premiums earned decreased $3.2 million, or 1.5%, during the three months ended September 30, 2008 compared to the same period in the prior year.  This decrease of $3.2 million in premiums earned is due to a decrease of $3.2 million, or 1.8%, in premiums earned for commercial lines while personal lines premiums earned were flat.

Premiums earned increased $66.3 million, or 10.6%, during the nine months ended September 30, 2008 compared to the same period in the prior year primarily due to the increase in the pool participation percentage effective January 1, 2008.  Of the $66.3 million increase, $53.1 million, or 10.3%, was in commercial lines and $13.2 million, or 12.3%, was in personal lines.  Excluding the impact of the change in the pool participation percentage, premiums earned decreased $2.6 million, or 0.4%, during the nine months ended September 30, 2008 compared to the same period in the prior year.  This decrease of $2.6 million in premiums earned is due to a decrease of $3.7 million, or 0.7%, in premiums earned for commercial lines and an increase of $1.1 million, or 1.0%, in premiums earned for personal lines.

The decrease in premiums earned for commercial lines in both the three and nine month periods of 2008 compared to the prior year was due to a decrease in both direct premiums earned and premiums assumed from involuntary pools, primarily in the commercial auto line of business, due to competitive pricing conditions.  The increase in premiums earned for personal lines in both the three and nine month periods of 2008 compared to the prior year was primarily due to an increase in homeowners business due to higher average premiums.

Investment income increased $0.1 million and $2.5 million for the three and nine months ended September 30, 2008, respectively, compared to the same prior year periods.  The increases were primarily due to a higher level of invested assets, partially offset by a lower investment yield on fixed income securities and a greater percentage of fixed income securities invested in tax-exempt securities.  The higher level of invested assets was primarily due to the investments received January 1, 2008 in connection with the pool change, partially offset by a decrease in investments due to the increase in shares repurchased under the Company’s stock repurchase program.

Realized investment gains (losses) decreased $29.0 million and $30.4 million for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007.  There were impairment charges of $30.2 million and $32.4 million in the three and nine months ended September 30, 2008, respectively.  The third quarter of 2008 impairment charges consisted of impairments of Lehman Brothers bonds ($5.2 million) and structured investment vehicles ($7.3 million) as the decline below cost was deemed to be other than temporary.  Also, an impairment charge of $17.7 million was recognized on equity securities in the third quarter of 2008, as the Company is planning to sell these investments.  Equity market volatility increased in October 2008 and the various mutual funds held by the Company declined by 13% to 22% during the month due to this unusual volatility.  The nine months ended September 30, 2008 include additional impairment charges on the structured investment vehicles of $2.1 million.    There were impairment charges of $0.5 million in the nine months ended September 30, 2007.  There were no impairment charges in the three months ended September 30, 2007.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Harleysville Group held securities with unrealized losses at September 30, 2008 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities: Obligations of states and political subdivisions	$352,558	$11,038	$10,917	$121

Corporate securities	523,721	38,235	25,852	12,383

Mortgage-backed securities	95,394	773	646	127

Total fixed maturities	$971,673	$50,046	$37,415	$12,631

Of the total fixed maturity securities with an unrealized loss at September 30, 2008, securities with a fair value of $890.1 million and an unrealized loss of $46.2 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $81.6 million and an unrealized loss of $3.8 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

There are $890.9 million in fixed maturities at fair value with continuous unrealized losses for less than 12 months.  The $37.4 million of unrealized losses on such securities primarily relates to securities which carry an investment grade debt rating and have declined in fair value due to a widening of credit spreads.  Of the $12.6 million of unrealized losses on fixed maturity securities with continuous unrealized losses for more than 12 months, $3.3 million was related to securities which carry a debt rating which is below investment grade.  We believe, based on our analysis, that these investments are not other than temporarily impaired.  The remaining unrealized loss of $9.3 million was primarily due to a widening of credit spreads.  Harleysville Group currently has the ability and intent to hold these securities at least until recovery.

Income before income taxes decreased $34.1 million for the three months ended September 30, 2008, compared to the same prior year period.  The decrease was primarily due to the change in realized investment gains (losses) and lower underwriting gains.  Income before income taxes decreased $59.4 million for the nine months ended September 30, 2008 compared to the same prior year period.  The decrease was primarily due to the change in realized investment gains (losses) and underwriting losses in the 2008 period compared to underwriting gains in the 2007 period.  The underwriting loss in the 2008 period was primarily due to greater catastrophe losses.

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability.  This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium, (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium, and (3) the ratio of dividends to policyholders to net earned premium.  The statutory combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense.  A ratio of less than 100 percent generally indicates underwriting profitability.  Harleysville Group’s statutory combined ratio increased to 98.8% and 101.0% for the three and nine months ended September 30, 2008, respectively from 95.9% and 96.7% for the three and nine months ended September 30, 2007, respectively.  The statutory combined ratio for the nine months ended September 30, 2008 includes a benefit of 0.5% due to the impact of the transfer of liabilities in connection with the pool change.  This benefit results from the statutory treatment of the ceding commission paid on

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

the unearned premiums transferred on January 1, 2008.  Excluding the impact of the pool transfer, the statutory combined ratio increased to 101.5% for the nine months ended September 30, 2008.  Such increases in the combined ratio were due to higher catastrophe losses in both the three and nine month periods ended September 30, 2008.  Net catastrophe losses increased to $3.7 million for the three months ended September 30, 2008 from $1.3 million for the three months ended September 30, 2007.  Approximately 60% of the third quarter 2008 catastrophe losses were due to the downgraded remnants of Hurricane Ike.  Net catastrophe losses increased to $31.8 million for the nine months ended September 30, 2008 from $7.8 million for the nine months ended September 30, 2007.  The nine month 2008 catastrophe losses were primarily due to tornadoes and hail storms impacting Arkansas and Minnesota during the second quarter.

The statutory combined ratios by line of business for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, are shown below.  The statutory combined ratios for the nine months ended September 30, 2008 are shown both including and excluding the impact of the pool transfer.  The combined ratios excluding the pool transfer are shown, as they are prepared on a basis that is comparable to the combined ratios for the nine months ended September 30, 2007.

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2008	2007
			Including the Impact of the Pool Transfer	Excluding the Impact of the Pool Transfer
Commercial:
Automobile	93.1%	95.8%	94.3%	94.9%	93.8%
Workers compensation	116.9%	112.8%	112.6%	113.2%	112.3%
Commercial multi-peril	103.3%	96.2%	103.7%	104.3%	98.5%
Other commercial	84.2%	85.4%	92.7%	93.2%	83.6%
Total commercial	100.3%	97.2%	101.2%	101.7%	97.5%
Personal:
Automobile	94.1%	90.7%	93.4%	94.0%	97.4%
Homeowners	87.6%	89.6%	106.8%	107.4%	90.5%
Other personal	109.8%	80.7%	98.6%	98.5%	79.0%
Total personal	92.2%	89.6%	100.0%	100.5%	93.2%
Total personal and commercial	98.8%	95.9%	101.0%	101.5%	96.7%

The commercial lines statutory combined ratio increased to 100.3% and 101.2% for the three and nine months ended September 30, 2008 from 97.2% and 97.5% for the three and nine months ended September 30, 2007.  Excluding the impact of the pool transfer, the commercial lines statutory combined ratio increased to 101.7% for the nine months ended September 30, 2008 from 97.5% for the nine months ended September 30, 2007.  The increase in the commercial lines combined ratio for the three months ended September 30, 2008 primarily relates to the higher incidence of catastrophe losses during this period (1.9 points) compared to the catastrophe losses in the same period a year prior (0.0 points) and non-catastrophe property loss activity.  Hurricane Ike accounted for approximately 60% of the catastrophe losses in the three months ended September 30, 2008, primarily from claims in Indiana, Ohio, and Pennsylvania.  Similarly, the increase in the combined ratio for the nine months ended September 30, 2008 is primarily due to higher than average catastrophe experience affecting property coverages, particularly during the three months ended June 30, 2008.  The higher than average catastrophe experience primarily relates to losses associated with tornadoes in Arkansas.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The personal lines statutory combined ratio increased to 92.2% and 100.0% for the three and nine months ended September 30, 2008 from 89.6% and 93.2% for the three and nine months ended September 30, 2007.  Excluding the impact of the pool transfer, the personal lines statutory combined ratio increased to 100.5% for the nine months ended September 30, 2008 from 93.2% for the nine months ended September 30, 2007.  The increase in the combined ratio for the nine months ended September 30, 2008 is primarily due to higher than average catastrophe experience affecting property coverages, particularly during the three months ended June 30, 2008.  The higher than average catastrophe experience primarily relates to losses associated with a series of hail events in Minnesota.  The statutory combined ratio for the personal automobile line of business decreased for the nine months ended September 30, 2008.  This decrease was primarily related to the recognition of favorable prior year development of $6.4 million for the nine months ended September 30, 2008 compared to favorable prior year development of $4.3 million for the nine months ended September 30, 2007.  The statutory combined ratios for the other personal lines of business for the three months and nine months ended September 30, 2008 increased from the three months and nine months ended September 30, 2007.  These increases primarily relate to higher than expected severity resulting from the emergence of a single $1.0 million claim during the three months ended September 30, 2008.

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	September 30, 2008	December 31, 2007
	(in thousands)
Commercial:
Automobile	$329,511	$308,564
Workers compensation	388,392	337,286
Commercial multi-peril	603,208	524,274
Other commercial	124,883	100,664
Total commercial	1,445,994	1,270,788
Personal:
Automobile	82,612	81,222
Homeowners	37,284	27,925
Other personal	3,194	1,877
Total personal	123,090	111,024
Total personal and commercial	1,569,084	1,381,812
Plus reinsurance recoverables	211,100	164,878
Total liability	$1,780,184	$1,546,690

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the increase (decrease) in the liability for unpaid losses and loss settlement expenses attributable to insured events of prior years for the nine months ended September 30, 2008 by line of business:

	Total	Accident Years
		2007	2006	2005 and Prior Years
	(in thousands)
Commercial:
Automobile	$(12,259)	$621	$(1,366)	$(11,514)
Workers compensation	25	905	(2,193)	1,313
Commercial multi-peril	(799)	(361)	(1,023)	585
Other commercial	(1,135)	1,274	(1,806)	(603)
Total commercial	(14,168)	2,439	(6,388)	(10,219)
Personal:
Automobile	(6,448)	858	(1,637)	(5,669)
Homeowners	(649)	866	(449)	(1,066)
Other personal	1,523	287	255	981
Total personal	(5,574)	2,011	(1,831)	(5,754)
Total net development	$(19,742)	$4,450	$(8,219)	$(15,973)

        There was $19.7 million of net favorable development in the provision for insured events in prior years for the nine months ended September 30, 2008, ($6.9 million in the third quarter of 2008), of which $14.2 million was in commercial lines and $5.5 million was in personal lines.  The favorable development primarily related to the 2003 through 2006 accident years as a result of lower than expected claim severity experienced in the workers compensation and commercial and personal automobile lines of business, partially offset by adverse development in accident year 2007 and accident years prior to 2003.

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

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group’s pooling share of the total pooled amounts:

	For the nine months ended September 30, 2008	For the year ended December 31, 2007
	(dollars in thousands)
Number of claims pending, beginning of period	5,328	5,481
Number of claims reported	6,528	8,531
Number of claims settled or dismissed	(6,145)	(8,684)
Number of claims pending, end of period	5,711	5,328
Losses paid	$44,489	$59,322
Loss settlement expenses paid	$10,538	$13,091

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Workers compensation losses primarily consist of indemnity and medical costs for injured workers.

Harleysville Group records the actuarial best estimate of the ultimate unpaid losses and loss settlement expenses incurred.  The estimate represents the actuarially determined expected amount of future payments on all loss and loss settlement expenses incurred on or before September 30, 2008.  Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends.

The following table presents the liability for unpaid losses and loss settlement expenses by case and incurred but not reported (IBNR) reserves by line of business as of September 30, 2008:

	Case	IBNR	Liability for Loss Settlement Expenses	IBNR (Incl. Liability for Loss Settlement Expenses)	Total Liability
	(in thousands)
Commercial:
Automobile	$116,541	$156,093	$56,877	$212,970	$329,511
Workers compensation	159,793	177,398	51,201	228,599	388,392
Commercial multi-peril	171,293	262,708	169,207	431,915	603,208
Other commercial	30,761	65,346	28,776	94,122	124,883
Total commercial	478,388	661,545	306,061	967,606	1,445,994
Personal:
Automobile	39,410	28,756	14,446	43,202	82,612
Homeowners	13,638	17,336	6,310	23,646	37,284
Other personal	1,350	1,357	487	1,844	3,194
Total personal	54,398	47,449	21,243	68,692	123,090
Total net liability	532,786	708,994	327,304	1,036,298	1,569,084
Reinsurance recoverables	160,462	49,874	764	50,638	211,100
Total gross liability	$693,248	$758,868	$328,068	$1,086,936	$1,780,184

Reinsurance receivables were $214.8 million and $167.7 million at September 30, 2008 and December 31, 2007, respectively.  Of these amounts, $116.0 million and $92.1 million, or 54% and 55%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi-governmental pools and reinsurance facilities where, Harleysville Group believes, there is virtually no credit risk.  The remainder of the reinsurance receivables are principally due from reinsurers rated A- or higher by A.M. Best.   Ceded reinsurance contracts do not relieve Harleysville Group’s primary obligation to its policyholders.  Consequently, an exposure exists with respect to reinsurance recoverables to the extent that any reinsurer is unable to meet its obligation or disputes the liabilities assumed under the reinsurance contract. From time to time, Harleysville Group may encounter such disputes with its reinsurers.  In addition, the creditworthiness of our reinsurers could deteriorate in the future due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses.  Harleysville Group’s changes in its claims operation in recent years have resulted in new people and processes involved in settling claims.  As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements.  There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at September 30, 2008.

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
75% of losses between $160 and $300 million

The maximum recovery under the new treaty is $264.0 million; under the expiring treaty it was $195.0 million.  Harleysville Group’s pooling share of this maximum recovery would be $211.2 million, compared to a maximum recovery of $156.0 million under the expiring treaty.  Both the new treaty and the expiring treaty include reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event a first catastrophe occurs.

In October 2008, the Company extended certain provisions in its 1997 Stock Purchase Agreement of its subsidiary, Harleysville Insurance Company (HIC), in which the seller originally guaranteed the adequacy of HIC’s acquired unpaid losses and loss settlement expense reserves, for an additional ten year period.  The original agreement called for a final settlement of the guaranteed reserves based on reported reserves as of December 31, 2007.  A final settlement is now to occur based on guaranteed reserves as of December 31, 2017.  The extension has no material impact on the Company’s financial statements.

Other income decreased $3.9 million for the nine months ended September 30, 2008, as compared to the same prior year period.  The decrease primarily resulted from a $2.7 million gain on the sale of the Company’s office building in Traverse City, Michigan in the second quarter of 2007 and a decrease in fee income from the National Flood Insurance Program.

The income tax expense (benefit) for the three and nine months ended September 30, 2008 includes a tax benefit of $2.3 million and $6.8 million associated with tax-exempt interest compared to $1.7 million and $5.3 million in the same prior year periods.  The Company’s effective tax rate for the third quarter of 2008 was primarily due to the recognition of other than temporary impairments of $30.2 million.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Liquidity and Capital Resources

Operating activities provided $162.7 million and $127.1 million of net cash for the nine months ended September 30, 2008 and 2007, respectively.  The 2008 amount includes $82.6 million received in connection with the increase in the pool participation percentage effective January 1, 2008, offset by a decrease of $47.1 million primarily due to a decrease in underwriting cash flow and an increase in federal income tax payments.

Net cash used by investing activities was $57.5 million for the nine months ended September 30, 2008 and $55.4 million for the nine months ended September 30, 2007.

Financing activities used $105.4 million and $71.2 million of net cash for the nine months ended September 30, 2008 and 2007, respectively.  The increase is primarily due to an increase in the purchase of treasury stock in 2008 and an increase in dividends paid.

Harleysville Group’s investment strategy is designed to complement and support the insurance operations.  Harleysville Group considers projected cash flow (premiums, investment income, reinsurance programs, liability payout patterns, general expenses, large seasonal obligations, intercompany transfers, etc.) to assure that sufficient liquidity exists within Harleysville Group and Mutual.  Maintaining a regular maturity schedule in readily marketable securities is an essential part of addressing liquidity.  Our current maturity schedule, along with expected investment income, amounts to approximately $350 million per year over the next five years.  This regular maturity schedule is maintained in all interest rate environments.  After-tax yield will be maximized consistent with safety and liquidity considerations by investment in taxable or tax-exempt securities, depending on Harleysville Group’s tax position.

In September 2008, the Company terminated its securities lending program whereby certain fixed maturity securities from the investment portfolio were loaned to other institutions for a short period of time in return for a fee. Certain investments which were previously shown as security lending collateral on the balance sheet are now shown as available for sale fixed maturity investments and other invested assets.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

At September 30, 2008, Harleysville Group held the following fixed maturity investments and other invested assets which had previously been shown as securities lending collateral:

	Stated Maturity Date	Cost	Fair Value	Unrealized Loss
	(in thousands)
Structured Investment Vehicles (SIVs)
Gryphon Funding Ltd, Note (formerly Cheyne Finance LLC)		$3,650	$3,650	—
Stanfield Victoria LLC, Medium Term Note SER 144A		2,139	2,139	—
Stanfield Victoria LLC, Medium Term Note SER 144A		2,140	2,140	—
Liberty Lighthouse, Medium Term Note SER 144A	03/16/2010	2,577	1,990	$(587)
Sigma Finance Inc, Medium Term Note	01/16/2009	773	773	—
Total SIVs		$11,279	$10,692	$(587)

Other Investments
CIT Group Inc., Medium Term Note SER A	05/14/2009	$2,577	$2,213	$(364)
CIT Group Inc., Medium Term Note	11/04/2008	2,578	2,577	(1)
Hertz Vehicle Financing LLC ABS	02/25/2010	2,148	2,137	(11)
Monumental Global Funding III, Medium Term Note	05/24/2010	2,578	2,478	(100)
Monumental Global Funding II, Medium Term Note	09/22/2009	2,577	2,557	(20)
Pacific Life Global Funding Note SER 144A	08/09/2009	2,578	2,526	(52)
SLM Corp. Medium Term Note SER 144A	03/16/2009	8,248	7,971	(277)
Total Other Investments		$23,284	$22,459	$(825)

Total		$34,563	$33,151	$(1,412)

The fixed maturity investments in structured investment vehicles (SIVs) consist predominantly of asset-backed and mortgage-backed securities. Each of the SIVs listed above represents a senior claim on the assets of the issuer.  The Cheyne holding was restructured and replaced with the Gryphon Funding Ltd. pass-thru note.  This security is now classified as other invested assets on the balance sheet.  The Stanfield Victoria holdings are in technical default and are currently under the supervision of receivers appointed to protect the interests of senior creditors.  In September 2008, the Sigma holding was downgraded to Ca by Moody’s as the result of a notice of default served on Sigma by one of its counterparties.  Sigma entered into receivership in October 2008.  In the third quarter of 2008, an impairment charge of $0.2 million was recognized on Gryphon, $0.1 million was recognized on Stanfield Victoria and $7.0 million was recognized on Sigma due to a significant deterioration in the credit worthiness of the issuers.  The nine months ended September 30, 2008 include additional impairment charges of $1.1 million on Gryphon and $1.0 million on Stanfield Victoria.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Due to illiquid market conditions and deteriorating fundamentals in the housing industry, the value of some of the underlying assets that secure our position as a senior creditor in the SIVs is uncertain at this time. Depending upon developments involving the performance of the assets held by the SIVs, it is possible that the SIV holdings listed above may be further written down in the income statement in the future.

In April 2008, a cash distribution of approximately 17% of the principal due on Cheyne Finance LLC was received in connection with the restructuring of the security.  An additional cash distribution of approximately 7% of the principal due was received in August 2008 in connection with the restructuring of the security, which was exchanged for the Gryphon Funding Ltd. note in July 2008.

Harleysville Group Inc. maintained $19.1 million of cash and marketable securities at September 30, 2008 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock.  In June 2007, the Company’s Board of Directors authorized a stock repurchase plan under which up to 1.6 million shares of its outstanding common stock could be repurchased through an open market purchase program.  The Company was authorized to repurchase shares from Mutual, which owned 53% of the Company’s stock at that time, at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of Mutual and the public float as of the authorization date.  This program was completed on July 18, 2007.  On August 1, 2007, the Board of Directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock for a two year period under terms similar to the first repurchase authorization.  This program was completed on May 16, 2008.  On May 20, 2008, the Board of Directors authorized the Company to repurchase up to an additional 1.5 million shares of its outstanding common stock for a two year period under terms similar to the first repurchase authorization.  As of September 30, 2008, 1,354,163 shares had been repurchased under this third authorization, leaving 145,837 shares authorized to be repurchased.  Harleysville Group has no other material commitments for capital expenditures as of September 30, 2008.

As a holding company, the Company’s principal source of cash is dividends from its insurance subsidiaries.  The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends.  The Company’s insurance subsidiaries declared dividends payable to the Company of $90.0 million in June 2008.  As of September 30, 2008, dividends of $70.0 million had been paid to the Company.

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

RISK FACTORS

The business, results of operations and financial condition, and therefore the value of Harleysville Group’s securities, are subject to a number of risks.  Some of those risks are set forth in the Company’s annual report on Form 10-K for fiscal year 2007, filed with the U.S. Securities and Exchange Commission on March 7, 2008.  The following supplements the Company’s discussion of risk factors in the Company’s annual report for the fiscal year 2007.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our business.

Due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to Harleysville Group or at all.  Further, if adverse regional and national economic conditions persist or worsen, we could experience decreased revenues and shareholders’ equity.

The adverse capital and credit market conditions could affect our liquidity.

Adverse capital and credit market conditions could affect our ability to meet liquidity needs, as well as our access to capital and cost of capital.  The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months.  In recent weeks, the volatility and disruption have reached unprecedented levels and the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.  For example, recently credit spreads have widened considerably.  Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by continued disruptions in the capital and credit markets.

Continued deterioration in the public debt and equity markets could lead to investment losses.

The severe downturn in the public debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, has resulted in significant realized and unrealized losses in our investment portfolio.  Depending on market conditions going forward, we could incur substantial additional realized and unrealized losses in future periods, which could have an adverse impact on our results of operations, financial condition, debt and financial strength ratings and ability to access capital markets.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 3.
Quantitative and Qualitative Disclosure
About Market Risk

Harleysville Group’s market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of Harleysville Group’s investment portfolio as a result of fluctuations in prices and interest rates.  Harleysville Group attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities.  Changes to Harleysville Group’s market risk since December 31, 2007 are reflected within Management’s Discussion and Analysis of Financial Condition and Results of Operations and within the financial statements contained within this Form 10-Q.

Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2007 to September 30, 2008.  During the first quarter of 2008, the Company increased its holdings of equity securities by approximately $60 million.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 4.
Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008, which is the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective to  provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the third quarter of 2008, for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)
Change in internal control over financial reporting.  There was no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

For a discussion of material changes in risk factors applicable to the Company, as previously disclosed in the Company’s Form 10-K for the fiscal year ended 2007, see page 30 “Risk Factors.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases Of Equity Securities (1)
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31, 2008	689,373	$34.03	689,373	766,877
Aug. 1 - Aug. 31, 2008	621,040	$36.81	621,040	145,837

(1)
In June 2007, the Board of Directors authorized the Company to repurchase up to 1.6 million shares of its outstanding common stock for a two year period in the open market or in privately negotiated transactions.  The Company was authorized to repurchase shares from Harleysville Mutual Insurance Company (Mutual), which owned 53% of the Company’s stock, at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of Mutual and the public float as of the authorization date.  This program was completed on July 18, 2007.  On August 1, 2007, the Board of Directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock for a two year period in the open market or in privately negotiated transactions.  The Company is authorized to repurchase shares from Mutual at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of Mutual and the public float as of the authorization date.  This program was completed on May 16, 2008.  On May 20, 2008, the Board of Directors authorized the Company to repurchase an additional 1.5 million shares of its outstanding common stock for a two year period in the open market or in privately negotiated transactions.  The Company is authorized to repurchase shares from Mutual at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of Mutual and public float as of the authorization date.

(2)	Represents the total number of shares repurchased during the period, of which 1,310,413 of these shares were settled for cash on or before September 30, 2008.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
(Continued)

Item 6.	a.	Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________
*Filed herewith.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harleysville Group Inc.

Date: November 7, 2008	By:	/s/ ARTHUR E. CHANDLER
Arther E. Chandler
Senior Vice President and
Chief Financial Officer
(duly elected officer and principal financial officer)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________________________
*Filed herewith