Form 10-K
period 2008-12-31
HARLEYSVILLE GROUP INC
filed 2009-03-10
CIK 792013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————

FORM 10-K

——————

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

On June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the registrant was $477,927,864.

The number of shares outstanding of the registrant’s common stock, as of March 4, 2009 was 28,212,215.

DOCUMENTS INCORPORATED BY REFERENCE:

1.

Portions of the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held April 22, 2009 are incorporated by reference in Part III of this report.

HARLEYSVILLE GROUP INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2008

PART I

Item 1.

Business.

General

Harleysville Group Inc. (the Company) is an insurance holding company headquartered in Pennsylvania which, through its subsidiaries, engages in the property and casualty insurance business on a regional basis. As used herein, “Harleysville Group” refers to Harleysville Group Inc. and its subsidiaries.

The Company is a Delaware corporation formed by Harleysville Mutual Insurance Company (the Mutual Company) in 1979 as a wholly owned subsidiary. In May 1986, the Company completed an initial public offering of its common stock, reducing the percentage of outstanding shares owned by the Mutual Company to approximately 70%. In April 1992, the Mutual Company completed a secondary public offering of a portion of the Company’s common stock then owned by it, further reducing the percentage of outstanding shares owned by the Mutual Company. At December 31, 2008, the Mutual Company owned approximately 52% of the Company’s outstanding shares.

Harleysville Group and the Mutual Company operate together to pursue a strategy of underwriting a broad array of personal and commercial coverages. These insurance coverages are marketed primarily in the eastern and midwestern United States through approximately 1,400 insurance agencies. Regional offices are maintained in Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, and Virginia. The Company’s property and casualty insurance subsidiaries are: Harleysville-Atlantic Insurance Company (Atlantic), Harleysville Insurance Company (HIC), Harleysville Insurance Company of New Jersey (HNJ), Harleysville Insurance Company of New York (HIC New York), Harleysville Insurance Company of Ohio (HIC Ohio), Harleysville Lake States Insurance Company (Lake States), Harleysville Preferred Insurance Company (Preferred), and Harleysville Worcester Insurance Company (Worcester). Mid-America Insurance Company (Mid-America), a former subsidiary, was merged into Worcester in 2007.

The Company operates regionally. Management believes that the Company’s regional organization permits each regional operation to benefit from economies of scale provided by centralized support while encouraging local marketing autonomy and managerial entrepreneurship. Services which directly involve the insured or the agent (i.e., underwriting, claims and marketing) generally are performed regionally in accordance with Company-wide standards to promote high quality service, while actuarial, investment, legal, data processing and similar services are performed centrally. The Company’s network of regional insurance companies has expanded significantly in the last twenty-five years. In 1983, the Company acquired Worcester, a property and casualty insurer which has conducted business in New England since 1823. In 1984, HNJ was formed by the Company and began underwriting property and casualty insurance in New Jersey. In 1987, the Company acquired Atlantic, a property and casualty insurer which has conducted business in the southeastern United States since 1905. In 1991, the Company acquired Mid-America, which conducted business in Connecticut, and HIC New York, which primarily conducts business in upstate New York. In 1993, the Company acquired Lake States, which primarily conducts business in Michigan. In 1994, the Company formed HIC Ohio which began underwriting property and casualty insurance in Ohio. In 1997, the Company acquired HIC, which primarily conducts business in Minnesota and neighboring states.

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

Narrative Description of Business

Property and Casualty Underwriting

Harleysville Group and the Mutual Company together underwrite a broad line of personal and commercial property and casualty coverages, including automobile, homeowners, commercial multi-peril and workers compensation. The Mutual Company and the Company’s insurance subsidiaries participate in an intercompany pooling arrangement under which such subsidiaries and the Mutual Company and its property and casualty insurance subsidiary, Harleysville Pennland Insurance Company (Pennland), combine their property and casualty business.

Harleysville Group and the Mutual Company have a pooled rating of “A-” (excellent), with a positive rating outlook, which was affirmed by A.M. Best Company, Inc. (Best’s) in February 2009. Best’s ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Management believes that the Best’s rating is an important factor in marketing Harleysville Group’s products to its agents and customers, and that the current rating is satisfactory in that regard.

The following table sets forth ratios for the Company’s property and casualty subsidiaries, prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with statutory accounting practices (SAP) prescribed or permitted by state insurance authorities. The statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (i) the ratio of incurred losses and loss settlement expenses to net earned premium (loss ratio); (ii) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium (expense ratio); and (iii) the ratio of dividends to policyholders to net earned premium (dividend ratio). The GAAP combined ratio is calculated in the same manner, except that it is based on GAAP amounts and the denominator for each component is net earned premium. When the combined ratio is under 100%, underwriting results are generally considered profitable. Conversely, when the combined ratio is over 100%, underwriting results are generally considered unprofitable. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. Harleysville Group’s operating income is a function of both underwriting results and investment income.

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2008		2007	2006
GAAP combined ratio	100.5%		96.9%	99.1%
Statutory operating ratios:
Loss ratio	66.5%		62.8%	64.3%
Expense and dividend ratios	33.8%		33.9%	34.3%
Statutory combined ratio	100.3	%(1)	96.7%	98.6%

———————

(1)

The statutory combined ratio for 2008 includes a benefit of 0.4% due to the impact of the transfer of liabilities in connection with the pool change. This benefit results from the statutory treatment of the ceding commission paid on the unearned premiums transferred on January 1, 2008. Excluding this benefit, the statutory combined ratio was 100.7%. See Note 2(a) of the Notes to the Consolidated Financial Statements.

The following table sets forth the net written premiums and combined ratios by line of insurance, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for Harleysville Group for the periods indicated:

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Net Premiums Written
Commercial:
Automobile	$208,983	$193,228	$206,316
Workers compensation	105,809	97,017	97,113
Commercial multi-peril	367,839	325,911	321,270
Other commercial	96,228	77,012	71,189
Total commercial	778,859	693,168	695,888
Personal:
Automobile	79,664	69,052	71,270
Homeowners	80,044	66,946	63,124
Other personal	11,563	8,827	8,535
Total personal	171,271	144,825	142,929
Total Harleysville Group Business	$950,130	$837,993	$838,817
Combined Ratios
Commercial:
Automobile	92.6%	94.7%	99.3%
Workers compensation	112.4%	112.2%	117.2%
Commercial multi-peril	104.1%	97.8%	98.9%
Other commercial	89.3%	83.8%	86.6%
Total commercial	100.4%	97.5%	100.3%
Personal:
Automobile	95.7%	99.7%	99.3%
Homeowners	105.3%	86.8%	82.6%
Other personal	88.8%	79.8%	69.8%
Total personal	99.7%	92.7%	90.6%
Total Harleysville Group Business	100.3%	96.7%	98.6%

Pooling Arrangement

The Company’s property and casualty subsidiaries participate in an intercompany pooling arrangement with the Mutual Company and Pennland. The underwriting pool is intended to produce a more uniform and stable underwriting result from year to year for all companies in the pool than they would experience individually and to reduce the risk of loss of any of the pool participants by spreading the risk among all the participants. Each company participating in the pool has at its disposal the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own capital and surplus. The additional capacity exists because such policy exposures are spread among all the pool participants which each have their own capital and surplus. Regulation is applied to the individual companies rather than to the pool.

Pursuant to the terms of the pooling agreement with the Mutual Company, each of the Company’s subsidiary participants and Pennland cede premiums, losses and underwriting expenses on all of its business to the Mutual Company which, in turn, retrocedes to such subsidiaries a specified portion of premiums, losses and underwriting expenses of the Mutual Company, Pennland and such subsidiaries. Under the terms of the intercompany pooling agreement which became effective January 1, 1986, Preferred and HNJ ceded to the Mutual Company all of their insurance business written on or after January 1, 1986. All of the Mutual Company’s property and casualty insurance business written or in force on or after January 1, 1986, was also included in the pooled business. The pooling agreement provides, however, that Harleysville Group is not liable for any losses incurred by the Mutual Company, Preferred and HNJ prior to January 1, 1986. The pooling agreement does not legally discharge Harleysville Group from its primary liability for the full amount of the policies ceded. However, it makes the Mutual Company liable to Harleysville Group to the extent of the business ceded.

The following table sets forth a chronology of the changes that have occurred in the pooling agreement since it became effective on January 1, 1986.

Chronology of Changes in Pooling Agreement

Date	Harleysville Group Percentage	Mutual Company/Pennland Percentage	Event
January 1, 1986	30%	70%	Current pooling agreement began with Preferred and HNJ as participants with the Mutual Company.
July 1, 1987	35%	65%	Atlantic acquired and included in the pool.
January 1, 1989	50%	50%	Worcester included in the pool.
January 1, 1991	60%	40%	HIC New York and Mid-America acquired and included in the pool and the Mutual Company formed Pennland (not a pool participant) to write Pennsylvania personal automobile business.
January 1, 1996	65%	35%	Pennland included in the pool.
January 1, 1997	70%	30%	Lake States included in the pool.
January 1, 1998	72%	28%	HIC included in the pool.
January 1, 2008	80%	20%	Amendment to the pooling participation percentages.

When pool participation percentages increased as described above, cash and investments equal to the net increase in liabilities assumed less a ceding commission related to the net increase in the liability for unearned premiums, was transferred from the Mutual Company to Harleysville Group. See Note 2(a) of the Notes to the Consolidated Financial Statements.

All premiums, losses, loss settlement expenses and other underwriting expenses are prorated among the parties to the pooling arrangement on the basis of their participation in the pool. The method of establishing reserves is set forth under “Business - Reserves.” The pooling agreement may be amended or terminated by agreement of the parties. Termination may occur only at the end of a calendar year. The Boards of Directors of the Company and the Mutual Company maintain a coordinating committee which reviews and evaluates, and when changes are warranted, approves, the pooling arrangements between the Company and the Mutual Company. See “Business-Relationship with the Mutual Company.” In evaluating pool participation changes, the coordinating committee considers current and proposed acquisitions, the relative capital positions and revenue contributions of the pool participants, and growth prospects and ability to access capital markets to support that growth. Harleysville Group does not intend to terminate its participation in the pooling agreement.

The following table sets forth the net premiums written and combined ratios by line of insurance for the total pooled business after elimination of management fees, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for the periods indicated.

TOTAL POOLED BUSINESS

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Net Premiums Written
Commercial:
Automobile	$248,349	$268,372	$286,550
Workers compensation	125,876	134,746	134,878
Commercial multi-peril	437,761	452,655	446,209
Other commercial	115,054	106,961	98,874
Total commercial	927,040	962,734	966,511
Personal:
Automobile	94,757	95,905	98,986
Homeowners	94,889	92,981	87,672
Other personal	13,828	12,260	11,854
Total personal	203,474	201,146	198,512
Total pooled business	$1,130,514	$1,163,880	$1,165,023
Combined Ratios(1)
Commercial:
Automobile	93.3%	94.9%	99.5%
Workers compensation	114.2%	112.2%	119.0%
Commercial multi-peril	104.6%	97.9%	99.8%
Other commercial	89.7%	84.8%	78.8%
Total commercial	101.2%	97.7%	100.2%
Personal:
Automobile	99.0%	102.0%	106.9%
Homeowners	105.8%	86.9%	82.8%
Other personal	88.7%	79.8%	69.8%
Total personal	101.5%	93.9%	94.5%
Total pooled business	101.2%	97.0%	99.3%

———————

(1)

See the definition of combined ratio in “Business-Property and Casualty Underwriting.”

The combined ratio for the total pooled business differs from Harleysville Group’s combined ratio primarily because of the effect of the inclusion of incurred losses occurring prior to 1986 retained by the Mutual Company and for 2008, due to the impact of the pool change on the statutory combined ratio described in note (1) on page 2. See Note 2(a) of the Notes to Consolidated Financial Statements and “Business–Reinsurance”.

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

TOTAL POOLED BUSINESS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Reserves for losses and loss settlement expenses, beginning of the year	$1,967,094	$1,893,753	$1,761,198
Incurred losses and loss settlement expenses:
Provision for insured events of the current year	802,925	756,641	773,770
Decrease in provisions for insured events of prior years	(34,307)	(26,315)	(17,424)
Total incurred losses and loss settlement expenses	768,618	730,326	756,346
Payments:
Losses and loss settlement expenses attributable to insured events of the current year	283,524	251,544	228,632
Losses and loss settlement expenses attributable to insured events of prior years	454,182	405,441	395,159
Total payments	737,706	656,985	623,791
Reserves for losses and loss settlement expenses, end of the year	$1,998,006	$1,967,094	$1,893,753

The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses from 1998 through 2008 for the pooled business of the Mutual Company and Harleysville Group on a statutory basis. “Net reserve for losses and loss settlement expenses” sets forth the estimated liability for unpaid losses and loss settlement expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss settlement expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported.

The “Net reserves re-estimated” portion of the table shows the re-estimated amount of the previously recorded liability based on experience of each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. For example, the 1998 liability has developed a deficiency after ten years, in that re-estimated losses and loss settlement expenses are expected to be higher than the initial estimated liability established in 1998 of $1,173 million by $40.5 million, or 3.5%.

The “Cumulative amount of reserves paid” portion of the table shows the cumulative losses and loss settlement expense payments made in succeeding years for losses incurred prior to the balance sheet date. For example, the 1998 column indicates that as of December 31, 2008, payments of $991.9 million of the currently re-estimated ultimate liability for losses and loss settlement expenses had been made.

The “Redundancy (deficiency)” portion of the table shows the cumulative redundancy or deficiency at December 31, 2008 of the reserve estimate shown on the top line of the corresponding column. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss settlement expenses or were reevaluated at less than the original reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss settlement expenses or were reevaluated at more than the originally reserved amounts.

The following table includes all 2008 pool participants as if they had participated in the pooling arrangement in all years indicated except for acquired pool participant companies, which are included from their date of acquisition. Under the terms of the pooling arrangement, Harleysville Group is not responsible for losses on the pooled business of the Mutual Company, Preferred and HNJ occurring prior to January 1, 1986.

TOTAL POOLED BUSINESS

	Year ended December 31,
	1998		1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(dollars in thousands)
Net reserve for losses and loss settlement expenses	$1,172,664		$1,181,066	$1,136,848	$1,147,517	$1,224,380	$1,514,548	$1,613,374	$1,761,198	$1,893,753	$1,967,094	$1,998,006
Net reserves re-estimated:
One year later	1,090,640		1,115,747	1,114,404	1,143,701	1,397,821	1,538,929	1,593,829	1,743,774	1,867,438	1,932,787
Two years later	1,042,183		1,097,544	1,124,881	1,308,498	1,459,056	1,566,305	1,602,547	1,746,441	1,827,703
Three years later	1,027,968		1,106,107	1,245,333	1,369,239	1,501,724	1,605,840	1,622,733	1,719,799
Four years later	1,028,927		1,182,626	1,290,895	1,413,644	1,557,058	1,630,971	1,612,897
Five years later	1,073,694		1,214,740	1,325,808	1,478,729	1,585,986	1,636,248
Six years later	1,099,420		1,244,763	1,387,325	1,505,789	1,601,882
Seven years later	1,126,334		1,302,257	1,411,603	1,522,153
Eight years later	1,179,344		1,324,960	1,429,381
Nine years later	1,197,875		1,341,554
Ten years later	1,213,202
Cumulative amount of reserves paid:
One year later	358,526		391,524	395,561	372,642	437,855	490,353	389,968	395,159	405,441	454,182
Two years later	562,908		609,016	609,777	654,045	759,313	742,476	642,066	673,385	716,150
Three years later	695,315		753,893	801,234	884,746	935,691	921,520	835,193	892,400
Four years later	777,204		864,840	945,886	1,005,199	1,051,788	1,042,755	979,233
Five years later	838,597		951,286	1,019,943	1,076,672	1,127,999	1,130,739
Six years later	892,222		1,001,074	1,066,271	1,130,754	1,187,789
Seven years later	926,315		1,035,686	1,102,146	1,172,272
Eight years later	952,929		1,062,051	1,133,497
Nine years later	972,123		1,087,613
Ten years later	991,926
Cumulative redundancy/ (deficiency)	(40,538)		(160,488)	(292,533)	(374,636)	(377,502)	(121,700)	477	41,399	66,050	34,307
Cumulative redundancy/ (deficiency) expressed as a percent of year-end reserves	(3.5%	)	(13.6% )	(25.7% )	(32.6% )	(30.8% )	(8.0% )	0.0%	2.4%	3.5%	1.7%
Cumulative redundancy/ (deficiency) excluding pre-1986 reserve development (1)	3,431		(118,051)	(252,483)	(335,413)	(340,460)	(92,328)	22,729	58,598	75,810	39,761

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

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Reserves for losses and loss settlement expenses, beginning of the year	$1,381,812	$1,329,849	$1,237,090
Incurred losses and loss settlement expenses:
Provision for insured events of the current year	642,576	545,077	557,908
Decrease in provision for insured events of prior years	(31,808)	(22,047)	(18,085)
Total incurred losses and loss settlement expenses	610,768	523,030	539,823
Payments:
Losses and loss settlement expenses attributable to insured events of the current year	227,056	181,406	165,409
Losses and loss settlement expenses attributable to insured events of prior years	360,810	289,661	281,655
Total payments	587,866	471,067	447,064
Adjustment to beginning reserves resulting from change in pool participation percentage	(153,535)
Total payments adjusted for pool change	434,331
Reserves for losses and loss settlement expenses, end of the year	$1,558,249	$1,381,812	$1,329,849

See page 9 for reconciliation of net reserves to gross reserves.

Harleysville Group recognized net favorable development in the provision for insured events of prior years of $31.8 million in 2008, primarily due to lower-than-expected claims severity broadly experienced across all casualty lines in accident years 2003 through 2006, partially offset by adverse development in accident year 2007 and accident years prior to 2003. A higher-than-expected level of claims severity was observed in accident year 2007 and led to the recognition of $4.3 million of adverse development in this accident year during 2008. The net favorable development consisted of $25.3 million in commercial lines and $6.5 million in personal lines.

Harleysville Group recognized net favorable development in the provision for insured events of prior years of $22.0 million in 2007, primarily due to lower-than-expected claims severity broadly experienced across all casualty lines in accident years 2003 through 2006, partially offset by adverse development in the 2002 and prior accident years. The net favorable development consisted of $12.5 million in commercial lines and $9.5 million in personal lines.

Harleysville Group recognized net favorable development in the provision for insured events of prior years of $18.1 million in 2006, primarily due to lower-than-expected claims severity in accident years 2002 through 2005 for most commercial and personal lines of business, partially offset by greater-than-expected claims severity in the 2001 and prior accident years. The net favorable development consisted of $8.1 million in commercial lines and $10.0 million in personal lines.

The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses for Harleysville Group. The effect of changes to the pooling agreement participation is reflected in this table. For example, the January 1, 2008 increase in Harleysville Group’s pooling participation from 72% to 80% is reflected in the first line of the 2008 column. Amounts of assets equal to increases in net liabilities were transferred to Harleysville Group from the Mutual Company and Pennland in conjunction with each respective pooling change. The amount of the assets transferred has been netted against and has reduced the cumulative amounts paid for years prior to the pooling changes. For example, the 2007 column of the “Cumulative amount of reserves paid” portion of the table reflects the assets transferred in conjunction with the 2008 increase in the pooling percentage from 72% to 80% as a decrease netted in the “one year later” line. The cumulative amounts paid are reflected in this manner to maintain comparability. This is because when Harleysville Group pays claims subsequent to the date of a pool participation increase, the amounts paid are greater, however, the prior year’s reserve amounts are reflective of a lower pool participation percentage. By reflecting pooling participation increases in this manner, loss development is not obscured. Loss development reflects Harleysville Group’s share of the total pooled business loss development since January 1, 1986 when Harleysville Group began participation.

Loss development information for the total pooled business is presented on pages 6 to 8 to provide greater analysis of underlying claims development.

HARLEYSVILLE GROUP BUSINESS

	Year Ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(dollars in thousands)
Net reserve for losses and loss settlement expenses	$813,519	$823,914	$792,584	$800,861	$857,182	$1,062,660	$1,131,609	$1,237,090	$1,329,849	$1,381,812	$1,558,249
Net reserves re-estimated:
One year later	753,987	774,977	775,234	796,213	976,241	1,075,122	1,114,076	1,219,005	1,307,802	1,350,004
Two years later	717,324	761,234	781,117	909,048	1,015,209	1,091,322	1,114,813	1,217,825	1,271,651
Three years later	706,491	765,816	862,320	947,660	1,042,276	1,114,275	1,126,248	1,192,149
Four years later	705,615	815,380	889,996	975,978	1,076,597	1,129,270	1,114,016
Five years later	732,315	833,373	911,482	1,017,319	1,094,325	1,129,129
Six years later	745,714	851,335	950,295	1,033,702	1,102,679
Seven years later	761,438	887,252	964,675	1,042,431
Eight years later	794,126	900,498	974,535
Nine years later	804,369	909,410
Ten years later	812,268
Cumulative amount of reserves paid:
One year later	252,972	279,153	282,110	265,422	312,224	350,082	278,270	281,655	289,661	207,275
Two years later	397,685	433,901	434,579	465,001	541,063	529,126	456,921	479,720	422,565
Three years later	491,274	536,547	569,696	628,494	665,513	655,219	593,715	570,384
Four years later	548,696	613,701	671,230	712,677	746,455	740,251	706,410
Five years later	590,172	673,327	722,038	761,490	799,069	764,877
Six years later	626,171	706,659	752,787	798,172	811,558
Seven years later	648,203	728,973	776,360	802,680
Eight years later	664,758	745,698	777,981
Nine years later	676,320	746,412
Ten years later	675,398
Net cumulative redundancy/ (deficiency)	1,251	(85,496)	(181,951)	(241,570)	(245,497)	(66,469)	17,593	44,941	58,198	31,808
Net cumulative redundancy/ (deficiency) expressed as a percent of year end reserves	0.2%	(10.4% )	(23.0% )	(30.2% )	(28.6% )	(6.3% )	1.6%	3.6%	4.4%	2.3%
Gross reserve	$893,420	$901,352	$864,843	$879,056	$928,335	$1,219,977	$1,317,735	$1,480,802	$1,493,645	$1,546,690	$1,767,601
Ceded reserve	79,901	77,438	72,259	78,195	71,153	157,317	186,126	243,712	163,796	164,878	209,352
Net reserve	$813,519	$823,914	$792,584	$800,861	$857,182	$1,062,660	$1,131,609	$1,237,090	$1,329,849	$1,381,812	$1,558,249
Gross cumulative redundancy/ (deficiency)	$(91,639)	$(200,661)	$(323,234)	$(379,904)	$(388,729)	$(138,280)	$(20,390)	$5,326	$27,036	$7,069
Gross re-estimated	$985,059	$1,102,013	$1,188,077	$1,258,960	$1,317,064	$1,358,257	$1,338,125	$1,475,476	$1,466,609	$1,539,621
Ceded re-estimated	172,791	192,603	213,542	216,529	214,385	229,128	224,109	283,327	194,958	189,617
Net re-estimated	$812,268	$909,410	$974,535	$1,042,431	$1,102,679	$1,129,129	$1,114,016	$1,192,149	$1,271,651	$1,350,004

———————

Note:

The amount of cash and investments received equal to the increase in liabilities for unpaid losses and loss settlement expenses was $12,392,000 and $153,535,000 for the changes in pool participation in 1998 and 2008, respectively.

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

Reinsurance for property and auto physical damage losses is currently maintained under a per risk excess of loss treaty affording recovery to $13.0 million above a retention of $2.0 million. Harleysville Group’s 2008 pooling share of such recovery would be $10.4 million above a retention of $1.6 million. In addition, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiaries are reinsured under a catastrophe reinsurance treaty effective for one year from July 1, 2008 which provides coverage ranging from 80% to 90% of up to $325.0 million in excess of a retention of $50.0 million for any given catastrophe. Harleysville Group’s 2008 pooling share of this coverage would range from 80% to 90% of up to $260.0 million in excess of a retention of $40.0 million for any given catastrophe. Accordingly, pursuant to the terms of the treaty, the maximum recovery would be $264.0 million for any catastrophe involving an insured loss equal to or greater than $375.0 million. Harleysville Group’s pooling share of this maximum recovery would be $211.2 million for any catastrophe involving an insured loss of $300.0 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Most terrorism losses would not be covered by the treaty. Harleysville Group has not purchased funded catastrophe covers.

There is reinsurance to protect Harleysville Group from large workers compensation losses on a per-life and occurrence basis above a retention of $2.0 million. Harleysville Group’s pooling share of this retention would be $1.6 million. In addition, casualty reinsurance (including liability and workers compensation subject to per-life maximums) is currently maintained under an excess of loss treaty affording recovery to $37.0 million above a retention of $3.0 million for each loss occurrence. Harleysville Group’s 2008 pooling share of a recovery would be up to $29.6 million above a retention of $2.4 million. For umbrella liability coverages, reinsurance protection up to 75% of the first $4.0 million over a retention of $1.0 million and 100% of the next $5.0 million in excess of $5.0 million is provided. Harleysville Group’s 2008 pooling share would provide for a maximum recovery of $6.4 million over a retention of $0.8 million. The casualty reinsurance programs provide coverage for a terrorist event with no reinstatement provision.

The terms and charges for reinsurance coverage are typically negotiated annually. The reinsurance market is subject to conditions which are similar to those in the direct property and casualty insurance market, and there can be no assurance that reinsurance will remain available to Harleysville Group to the same extent and at the same cost currently maintained.

Effective January 1, 2009, the Company’s subsidiaries and the Mutual Company combined their casualty and umbrella reinsurance programs into one treaty. The new treaty provides excess of loss protection affording recovery to $47.5 million above a retention of $2.5 million for commercial lines coverages and recovery to $48.5 million above a retention of $1.5 million for personal lines coverages. Harleysville Group’s current pooling share of a recovery would be up to $38.0 million above a retention of $2.0 million for commercial lines and $38.8 million above a retention of $1.2 million for personal lines.

Associated with the implementation of the new combined casualty treaty, the Company’s subsidiaries and the Mutual Company terminated their 2008 casualty and umbrella treaties on a cut-off basis. A return ceded premium of $4.4 million is due from the reinsurers participating in the terminated umbrella treaty as of December 31, 2008. Harleysville Group’s pooling share of the return ceded premium is $3.5 million.

Harleysville Group considers numerous factors in choosing reinsurers, the most important of which are the financial stability and credit worthiness of the reinsurer. Harleysville Group has not experienced any material uncollectible reinsurance recoverables.

The Company’s subsidiaries and the Mutual Company are servicing carriers in the “Write-Your-Own” (WYO) program of the United States government’s National Flood Insurance Program (NFIP). The WYO program is a cooperative undertaking of the insurance industry and the Federal Emergency Management Agency. As servicing carriers, Harleysville Group and the Mutual Company bear no risk of loss on flood insurance policies. All of the premiums collected on flood insurance policies are ceded to the federal government and, in exchange, a servicing fee is received from which agency commission, claim handling fees and other related expenses are paid.

As a writer of personal and commercial automobile policies in the state of Michigan, in compliance with applicable state regulations, Harleysville Group cedes premiums and claims for medical benefits and work loss, above a specified retention amount, to the Michigan Catastrophic Claims Association. For policies effective July 1, 2008 to June 30, 2009, the required retention is $440,000.

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

Marketing. Harleysville Group markets its insurance products through independent agencies and monitors the performance of these agencies relative to many factors including profitability, growth and retention. At December 31, 2008, there were approximately 1,400 agencies.

Investments

An important element of the financial results of Harleysville Group is the return on invested assets. An investment objective of Harleysville Group is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. An objective also is to provide adequate funds to pay claims without forced sales of investments. At December 31, 2008, substantially all of Harleysville Group’s fixed maturity investment portfolio was rated investment grade and the investment portfolio did not contain any real estate or mortgage loans. Harleysville Group also invests in equity securities with the objective of capital appreciation.

Harleysville Group has adopted and follows an investment philosophy which precludes the purchase of non-investment grade fixed income securities. However, due to uncertainties in the economic environment, it is possible that the quality of investments held in Harleysville Group’s portfolio may change.

The following table shows the composition of Harleysville Group’s fixed maturity investment portfolio at amortized cost, excluding short-term investments, by rating as of December 31, 2008:

	December 31, 2008
	Amount	Percent
	(dollars in thousands)
Rating(1)
U.S. Treasury and U.S. agency bonds (2)	$503,311	23.6%
Aaa	398,412	18.6
Aa	768,985	36.0
A	347,778	16.3
Baa	90,205	4.2
Ba	85	0.0
B	14,386	0.7
In Default	3,548	0.2
Not Rated	9,923	0.4
Total	$2,136,633	100.0%

———————

(1)

Ratings assigned by Moody’s Investors Services, Inc., or Standard & Poor’s if Moody’s rating not available.

(2)

Includes GNMA pass-through obligations and collateralized mortgage obligations.

Harleysville Group invests in both taxable and tax-exempt fixed income securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds made up approximately 34%, 28% and 27% of the total investment portfolio at December 31, 2008, 2007 and 2006, respectively.

The following table shows the composition of Harleysville Group’s investment portfolio at carrying value, excluding short-term investments and other invested assets, by type of security as of December 31, 2008:

	December 31, 2008
	Amount	Percent
	(dollars in thousands)
Fixed maturities:
U.S. Treasury obligations	$72,845	3.2%
U.S. agency obligations	52,421	2.3
Mortgage-backed securities	400,120	17.7
Obligations of states and political subdivisions	895,859	39.7
Corporate securities	739,661	32.7
Total fixed maturities	2,160,906	95.6
Equity securities	98,815	4.4
Total	$2,259,721	100.0%

Investment results of Harleysville Group’s fixed maturity investment portfolio are as shown in the following table:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Invested assets(1)	$2,196,690	$2,123,708	$1,954,158
Investment income(2)	$108,592	$105,861	$95,101
Average yield	4.9%	5.0%	4.9%

———————

(1)

Average of the aggregate invested amounts at amortized cost at the beginning and end of the period, adjusted for the 2008 pooling agreement amendment.

(2)

Investment income does not include investment expenses, realized investment gains or losses or provision for income taxes.

The following table indicates the composition of Harleysville Group’s fixed maturity investment portfolio at carrying value, excluding short-term investments, by time to maturity as of December 31, 2008:

	December 31, 2008
	Amount	Percent
	(dollars in thousands)
Due in(1)
1 year or less	$245,075	11.4%
Over 1 year through 5 years	732,387	33.9
Over 5 years through 10 years	730,795	33.8
Over 10 years	52,529	2.4
	1,760,786	81.5
Mortgage-backed securities	400,120	18.5
Total	$2,160,906	100.0%

———————

(1)

Based on stated maturity dates with no prepayment assumptions. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The average expected life of Harleysville Group’s investment portfolio as of December 31, 2008 was approximately 4.0 years.

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

The statutory formula for determining a company’s deductible for each year is based on the company’s direct commercial earned premiums for the prior calendar year multiplied by a specified percentage. This percentage is 20% for 2008 through 2014. The following lines of business are excluded from coverage and are not to be included in the deductible calculation: commercial auto, burglary and theft, surety, professional liability and farmowners’ multi-peril insurance. Based on the Company’s insurance subsidiaries 2008 earned premiums for lines subject to the Act, our 2009 deductible would be $115 million.

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

The insurance industry has received adverse publicity about alleged anti-competitive activities by certain insurance brokers and insurers. Harleysville Group primarily distributes its products through its agents and writes less than 2% of its premiums through brokers.

The property and casualty insurance industry has been subject to significant public scrutiny and comment primarily due to concerns regarding solvency issues, rising insurance costs, and the industry’s methods of operations. Accordingly, regulations and legislation may be adopted or enacted to provide a greater role for the federal government in regulation of insurance companies, to strengthen state oversight, particularly in the field of solvency and investments, to further restrict an insurer’s flexibility in underwriting and pricing risks and to impose new taxes and assessments. It is not possible to predict whether, in what form or in what jurisdictions, any of these measures might be adopted or the effect, if any, on Harleysville Group.

The Company’s insurance subsidiaries generally are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary, for the preceding year. Applying the current regulatory restrictions as of December 31, 2008, $58.9 million would be available for distribution to Harleysville Group Inc. after November 24, 2009 without prior approval. The Company’s insurance subsidiaries paid dividends to the Company of $163.1 million in 2008 ($53.2 million of which were declared in 2007) and $63.0 million in 2007. No dividends were paid in 2006.

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

Harleysville Group is required to file financial statements for its subsidiaries, prepared by using statutory accounting practices, with state regulatory authorities. The adjustments necessary to reconcile net income and shareholders’ equity determined by using SAP to net income and shareholders’ equity determined in accordance with GAAP are as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity December 31,
	2008	2007	2006	2008	2007
	(in thousands)
SAP amounts	$26,951	$114,343	$131,263	$588,892	$671,895
Adjustments:
Deferred policy acquisition costs	8,385	(363)	(1,856)	110,339	101,954
Deferred income taxes	10,318	(10,728)	(13,120)	19,232	(1,078)
Unrealized investment gains				30,670	27,325
Pension	2,611	1,573	118	(54,051)	(7,445)
Non-admitted assets				5,588	6,260
Other, net	(4,080)	(2,853)	(5,006)	7,956	8,574
Holding company(1)	(1,866)	(1,918)	(330)	(55,992)	(48,644)
GAAP amounts	$42,319	$100,054	$111,069	$652,634	$758,841

———————

(1)

Represents the GAAP loss and equity amounts for Harleysville Group Inc., excluding the earnings of and investment in subsidiaries.

Business - Relationship with the Mutual Company

Harleysville Group’s operations are interrelated with the operations of the Mutual Company due to the pooling arrangement and other factors. The Mutual Company owned approximately 52% of the issued and outstanding common stock of Harleysville Group Inc. at December 31, 2008. Harleysville Group employees provide a variety of services to the Mutual Company and its wholly owned subsidiaries. The cost of facilities and employees required to conduct the business of both companies is charged on a cost-allocated basis. Harleysville Group also manages the operations of the Mutual Company and its wholly owned subsidiaries pursuant to a management agreement which commenced January 1, 1993 under which Harleysville Group receives a management fee. Harleysville Group received $6.0 million, $6.3 million, and $6.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, for all such management services.

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

The Mutual Company leases the home office from a Company subsidiary and it shares most of the facility with Harleysville Group. Rental income under the lease was $4.2 million for 2008 and $4.1 million for 2007 and 2006. Harleysville Group believes that the lease terms are no less favorable to it than if the property were leased to a non-affiliate.

In connection with the acquisition of Mid-America and HIC New York in 1991, the Company borrowed approximately $18.5 million from the Mutual Company. See Note 7 of the Notes to Consolidated Financial Statements. For additional information with respect to transactions with the Mutual Company, see Note 2 of the Notes to Consolidated Financial Statements.

Employees

All employees are paid by Harleysville Group Inc. and, accordingly, are considered to be employees of Harleysville Group Inc. As of December 31, 2008, there were 1,729 employees. They also provide a variety of services to the Mutual Company and its wholly owned subsidiaries. See “Business-Relationship with the Mutual Company” and Note 2 of the Notes to Consolidated Financial Statements.

Available Information

The Company maintains a website at www.harleysvillegroup.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), are available free of charge on our website as soon as practicable after electronic filing of such material with, or furnishing it to, the Securities and Exchange Commission.

Item 1A.

Risk Factors.

For the Company’s risk factors, see “Management’s Discussion and Analysis - Risk Factors.”

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

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders during the fourth quarter of 2008.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The stock of Harleysville Group Inc. is quoted on the Nasdaq National Market System, and assigned the symbol HGIC. At the close of business on March 4, 2009, the approximate number of holders of record of Harleysville Group Inc.’s common stock was 2,869 (counting all shares held in single nominee registration as one stockholder).

The payment of dividends is subject to the discretion of Harleysville Group Inc.’s Board of Directors which considers, among other factors, Harleysville Group’s operating results, overall financial condition, capital requirements and general business conditions each quarter. The present quarterly dividend of $0.30 per share paid in each of the third and fourth quarters of 2008 is expected to continue during 2009. However, the current quarterly dividend level could be impacted by future economic events. As a holding company, one of Harleysville Group Inc.’s sources of cash with which to pay dividends is dividends from its subsidiaries. Harleysville Group Inc.’s insurance company subsidiaries are subject to state laws that restrict their ability to pay dividends. See Note 8 of the Notes to Consolidated Financial Statements and “Business-Regulation.”

The following table sets forth the amount of cash dividends declared per share, and the high and low trading price as reported by Nasdaq for Harleysville Group Inc.’s common stock for each quarter during the past two years.

	High	Low	Cash Dividends Declared
2008
First Quarter	$37.39	$32.64	$.25
Second Quarter	39.96	33.83	.25
Third Quarter(1)	44.00	31.23	.30
Fourth Quarter	38.50	24.75	.30

———————

(1)

On September 29, 2008, Nasdaq reported a trade of 100 shares at $51.74. The Company is currently appealing that trade.

	High	Low	Cash Dividends Declared
2007
First Quarter	$35.58	$29.77	$.19
Second Quarter	34.16	29.25	.19
Third Quarter	34.64	27.57	.25
Fourth Quarter	37.89	30.19	.25

Securities Authorized for Issuance Under Equity Compensation Plans. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 12 in Part III of this Form 10-K, which incorporates by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 22, 2009, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - October 31, 2008	989	$28.59
November 1 - November 30, 2008	146,731	$32.13	145,837	-0-
December 1 - December 31, 2008	1,126	$36.96

———————

(1)

In June 2007, the Board of Directors authorized the Company to repurchase up to 1.6 million shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. The Company was authorized to repurchase shares from the Mutual Company, which owned 53% of the Company’s stock at that time, at fair market value terms on the date of purchase and from the public float in amounts that were proportional to the respective ownership percentages of the Mutual Company and the public float as of the authorization date. This program was completed on July 18, 2007. On August 1, 2007, the Board of Directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. The Company was authorized to repurchase shares from the Mutual Company at fair market value terms on the date of purchase and from the public float in amounts that were proportional to the respective ownership percentages of the Mutual Company and the public float as of the authorization date. This program was completed on May 16, 2008. On May 20, 2008, the Board of Directors authorized the Company to repurchase an additional 1.5 million shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. The Company is authorized to repurchase shares from the Mutual Company at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of the Mutual Company and public float as of the authorization date. This program was completed on November 20, 2008. On February 19, 2009, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases. The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from the Mutual Company. As of March 4, 2009, the Company had repurchased 84,817 shares under this authorization, leaving 715,183 shares authorized to be repurchased.

(2)

Represents the total number of shares repurchased during the period, of which 148,846 of these shares were settled for cash on or before December 31, 2008.

In accordance with the terms of its Equity Incentive Plan, the Company acquired the following shares from employees in connection with stock option exercises and the vesting of restricted stock. The stock was received in payment of the exercise price of the stock options and in satisfaction of withholding taxes due upon exercise or vesting.

October:

989 shares

November:

894 shares

December:

1,126 shares

Stock Performance Chart.

The following graph shows changes over the past five-year period (all full calendar-year periods) in the value of $100 invested in: 1) Harleysville Group common stock; 2) the NASDAQ National Market System index; and 3) the Peer Group index. All values are as of the last trading day of each year.

Comparison of 5-Year Cumulative Total Stockholder Return

	2003	2004	2005	2006	2007	2008
Harleysville Group Inc.	100.00	124.06	141.98	190.78	199.01	201.48
NASDAQ National Market System Index	100.00	108.84	111.16	122.11	132.42	63.80
Peer Group Index	100.00	117.23	137.17	151.77	145.71	123.42

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

The graph was prepared by Zacks Investment Research, Inc. (Zacks). The NASDAQ National Market System index includes all U.S. Companies in the NASDAQ National Market System and the Peer Group index includes 27 NASDAQ Company stocks in SIC Major Group 633 (SIC 6330-6339: U.S. and foreign, fire, marine and casualty insurance). A complete list of these companies may be obtained from Zacks, 111 North Canal Street, Suite 1101, Chicago, Illinois 60606; (800)767-3771. Zacks reweights the indices daily, using the market capitalization on the previous trading day.

Item 6.

Selected Financial Data.

At December 31, 2008, the Mutual Company owned approximately 52% of the Common Stock of the Company. Harleysville Group Inc. and its wholly owned subsidiaries are engaged in property and casualty insurance. These subsidiaries are: Harleysville-Atlantic Insurance Company, Harleysville Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Lake States Insurance Company, Harleysville Preferred Insurance Company, Harleysville Worcester Insurance Company, Mid-America Insurance Company (which was merged into Harleysville Worcester Insurance Company in 2007), and Harleysville Ltd., a real estate partnership that owns the home office.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Income Statement Data(1):
Premiums earned	$918,515	$833,024	$838,821	$841,567	$837,665
Investment income, net	113,555	110,827	102,609	90,572	87,171
Realized investment gains (losses)	(59,841)	875	40,605	233	12,667
Total revenues	985,316	962,012	999,171	948,340	953,392
Income before income taxes	50,962	142,995	156,368	78,921	55,637
Income taxes	8,643	42,941	46,241	17,490	8,759
Net income	42,319	100,054	111,069	61,431	46,878
Basic earnings per share	$1.46	$3.24	$3.58	$2.02	$1.56
Diluted earnings per share	$1.44	$3.19	$3.52	$2.01	$1.55
Cash dividends per share	$1.10	$.88	$.73	$.69	$.68
Balance Sheet Data at Year End:
Total investments	$2,473,592	$2,358,473	$2,249,014	$2,064,388	$1,966,917
Total assets	3,155,318	3,072,445	2,990,984	2,905,266	2,718,063
Debt	118,500	118,500	118,500	118,500	119,625
Shareholders’ equity	652,634	758,841	712,162	614,383	587,924
Shareholders’ equity per share	$23.18	$25.03	$22.49	$20.07	$19.47

———————

(1)

The Company’s insurance subsidiaries participate in an underwriting pooling arrangement with the Mutual Company and Pennland. Harleysville Group’s participation was 80% for 2008 and 72% for 2004 through 2007. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 2(a) of the Notes to Consolidated Financial Statements.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements contained herein (other than statements of historical facts) are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, legislative and regulatory developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the control of Harleysville Group Inc. (the Company) and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect on the Company and its wholly owned property and casualty insurance subsidiaries (collectively, Harleysville Group). There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on Harleysville Group will be those anticipated by management. Actual financial results, including premium levels and underwriting results, could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves; catastrophe losses; the insurance product pricing environment; changes in applicable law; government regulation and changes therein that may impede the ability to charge adequate rates; performance of and instability in the financial markets; investment losses; fluctuations in interest rates; availability and price of reinsurance; the A. M. Best pooled rating of Harleysville Group; and the status of labor markets in which the Company operates. In addition, see “Management’s Discussion and Analysis - Risk Factors.”

Overview

The Company’s net income is primarily determined by three elements:

•

net premium income

•

investment income and realized investment gains (losses)

•

amounts paid or reserved to settle insured claims

Variations in premium income are subject to a number of factors, including

•

limitations on premium rates arising from the competitive market place or regulation

•

limitations on available business arising from a need to maintain the quality of underwritten risks

•

the Company’s ability to maintain its A- (“excellent”) pooled rating by A.M. Best

•

the ability of the Company to maintain a reputation for efficiency and fairness in claims administration

Variations in investment income and realized investment gains (losses) are subject to a number of factors, including

•

general interest rate levels and financial market conditions

•

specific adverse events affecting the issuers of debt obligations held by the Company

•

changes in the prices of debt and equity securities generally and those held by the Company specifically

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

The severe downturn in the public debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, has resulted in significant realized and unrealized losses in our investment portfolio. Depending on market conditions going forward, we could incur additional realized and unrealized losses in future periods.

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

Policy Acquisition Costs. Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and agency expenses that vary with and are primarily related to the production of business, are deferred and amortized over the effective period of the related insurance policies and in proportion to the premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. The estimation of net realizable value takes into account the premium to be earned, related investment income over the claim paying period, expected losses and loss settlement expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss settlement expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the deferred acquisition costs are not recoverable, they would be written off and further analyses would be performed to determine if an additional liability would need to be accrued.

Contingencies. Besides claims related to its insurance products, Harleysville Group is subject to proceedings, lawsuits and claims in the normal course of business. Harleysville Group assesses the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. There can be no assurance that actual outcomes will be consistent with those assessments.

The application of certain of these critical accounting policies to the years ended December 31, 2008 and 2007 is discussed in greater detail below.

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

Transactions with Affiliates

The Company’s property and casualty subsidiaries participate in a pooling agreement with Harleysville Mutual Insurance Company (the Mutual Company) and its property and casualty insurance subsidiary, Harleysville Pennland Insurance Company (Pennland). The pooling agreement provides for the allocation of premiums, losses, loss settlement expenses and underwriting expenses between Harleysville Group and the Mutual Company. Harleysville Group is not liable for any losses incurred by the Mutual Company or Company Subsidiaries Harleysville Preferred Insurance Company (Preferred) and Harleysville Insurance Company of New Jersey (HNJ) prior to January 1, 1986, the date the pooling agreement became effective. Harleysville Group’s participation in the pool was 72% from January 1, 1998 through December 31, 2007.

Effective January 1, 2008, the Company’s property and casualty subsidiaries and the Mutual Company and Pennland amended their intercompany pooling agreement to increase Harleysville Group’s share of the pool from 72% to 80%. Harleysville Group received cash and investments of $192.1 million on January 3, 2008 associated with the transfer of liabilities from the Mutual Company to Harleysville Group in connection with the pool change. The Company’s liabilities increased $203.4 million and the Company reimbursed the Mutual Company $11.3 million, through a ceding commission, for expenses that were incurred to generate the additional business assumed by the Company’s property and casualty subsidiaries, which ceding commission was deferred as policy acquisition costs.

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

Because the pooling agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to the Mutual Company. However, the pooling agreement provides for the right of offset and the amount of credit risk with the Mutual Company was not material at December 31, 2008 and 2007. The Mutual Company has an A. M. Best rating of “A-” (Excellent).

Harleysville Ltd. is a subsidiary of the Company and leases the home office to the Mutual Company, which shares the facility with Harleysville Group. Rental income under the lease was $4.2 million for 2008, and $4.1 million for 2007 and 2006, respectively, and is included in other income after elimination of intercompany amounts of $2.8 million in 2008 and $2.5 million in 2007 and 2006, respectively. The lease has a five-year term expiring December 31, 2009 and includes a formula for additional rent for any additions, improvements or renovations. The Mutual Company is responsible for the building operating expenses including maintenance and repairs. The pricing of the lease was based upon an appraisal obtained from an independent real estate appraiser.

Harleysville Group provides certain management services to the Mutual Company and other affiliates. Harleysville Group received a fee of $6.0 million, $6.3 million and $6.4 million in 2008, 2007 and 2006, respectively, for its services under these management agreements. Under related agreements, Harleysville Group serves as the paymaster for Harleysville companies, with each company being charged for its proportionate share of salary and employee benefits expense based upon time allocation. The level of fees has been approved by each state insurance department having jurisdiction.

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

Harleysville Group borrowed $18.5 million from the Mutual Company in connection with the acquisition of subsidiaries Mid-America Insurance Company (Mid-America) and Harleysville Insurance Company of New York (HIC New York) in 1991. It was a demand loan with a stated maturity in March 1998 which had been extended to March 2005. In February 2005, the maturity was extended again to March 2012 and the interest rate became LIBOR plus 0.45%, which was a commercially reasonable market rate in 2005. Interest expense on this loan was $0.6 million, $1.1 million and $1.0 million in 2008, 2007 and 2006, respectively.

Harleysville Group has no material relationships with current or former members of management other than compensatory plans and arrangements disclosed or described in the Company’s public filings.

Off Balance Sheet Arrangements

Harleysville Group has off-balance-sheet credit risk related to approximately $74.0 million and $78.0 million of premium balances due to the Mutual Company from agents and insureds at December 31, 2008 and 2007, respectively. The Mutual Company bills and collects such receivables on behalf of Harleysville Group for efficiency reasons. Harleysville Group recognizes any associated bad debts, which have not been material.

2008 Compared to 2007

Premiums earned increased $85.5 million, or 10.3%, for the year ended December 31, 2008 due to the increase in the pool participation percentage effective January 1, 2008. Of the $85.5 million increase, $67.7 million, or 9.8%, was in commercial lines and $17.8 million, or 12.4%, was in personal lines. Excluding the impact of the change in the pool participation percentage, premiums earned decreased $6.4 million, or 0.8%, for the year ended December 31, 2008. This decrease of $6.4 million in premiums earned is due to a decrease of $8.1 million, or 1.2%, in premiums earned for commercial lines and an increase of $1.7 million, or 1.2%, in premiums earned for personal lines.

The decrease in premiums earned for commercial lines was primarily due to a decrease in the commercial auto line of business due to lower average premiums and a decrease in earned premiums assumed from involuntary pools. The increase in premiums earned for personal lines was primarily due to an increase in homeowners business due to higher average premiums, partially offset by a decrease in the personal auto line of business due to lower average premiums.

Investment income increased $2.7 million for the year ended December 31, 2008, primarily due to a higher level of invested assets, partially offset by a lower investment yield on fixed income securities and a greater percentage of fixed income securities invested in tax-exempt securities. The higher level of invested assets was primarily due to the investments received January 1, 2008 in connection with the pool change, partially offset by a decrease in investments due to the increase in shares repurchased under the Company’s stock repurchase program.

Net realized investment gains (losses) decreased $60.7 million for the year ended December 31, 2008, primarily due to losses on the sale of equity securities, resulting from the decrease in the financial markets, and an increase in impairment charges in 2008.

In the third quarter of 2008, the Company recorded an impairment charge of $17.7 million on equity securities that it was planning to sell. There was an additional impairment charge of $30.9 million in the fourth quarter of 2008 on the equity securities, prior to their sale. The equity securities were sold in November 2008 to recover a portion of federal income taxes which were previously paid. In 2006, the Company sold all of its holdings of individual equity securities and invested in equity index funds. As a result of this transaction, the Company recognized a capital gain of approximately $40 million. Under existing federal income tax regulations, such taxes can be recovered in future periods to the extent capital losses are recognized. As a result of the decline in value of the equity index funds held by the Company during 2008, the duration of the impairment, the likelihood of near term recovery and the availability to carryback realized capital losses for federal income tax purposes upon their disposal, the Company determined that it was appropriate to sell the equity investments and recover a portion of the federal income taxes which were previously paid.

There were impairment charges of $16.4 million in non-equity securities in 2008 and $1.4 million in 2007. The 2008 impairment charges consisted of $5.4 million on Lehman Brothers bonds and $11.0 million on structured investment vehicles. The 2007 impairment charges consisted of $0.6 million on bonds and $0.8 million on a structured investment vehicle.

Harleysville Group holds securities with unrealized losses at December 31, 2008 as follows:

	Fair Value	Unrealized Loss	Length of Unrealized Loss
			Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities:
Obligations of states and political subdivisions	$128,459	$2,704	$2,668	$36
Corporate securities	391,661	25,658	13,776	11,882
Mortgage-backed securities	111	3	3
Total fixed maturities	$520,231	$28,365	$16,447	$11,918

Of the total fixed maturity securities with an unrealized loss at December 31, 2008, securities with a fair value of $470.4 million and an unrealized loss of $26.0 million are classified as available for sale and are carried at fair value on the balance sheet, while securities with a fair value of $49.8 million and an unrealized loss of $2.4 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to a widening of credit spreads rather than a decline in credit quality. There are $77.7 million in fixed maturity securities, at fair value, that at December 31, 2008, had been below amortized cost for over twelve months. Of the $11.9 million of unrealized losses on such securities, $6.7 million was related to securities which carry an investment grade debt rating where the unrealized loss was primarily due to a widening of credit spreads. The remaining unrealized loss of $5.2 million was related to securities which carry a debt rating below investment grade. Per the Company’s policy, a fixed maturity security is other than temporarily impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms or where the Company does not have the ability and intent to hold the security to recovery. The Company believes, based on its analysis, that these securities are not other than temporarily impaired and Harleysville Group has the ability and intent to hold these securities at least until recovery. However, depending on developments involving both the issuers and worsening economic conditions, these investments may be written down in the income statement in the future.

Income before income taxes decreased $92.0 million for the year ended December 31, 2008 compared to the prior year. The decrease was primarily due to the change in realized investment gains (losses) and underwriting losses in 2008 compared to underwriting gains in 2007, partially offset by the increase in investment income. The underwriting loss in 2008 was primarily due to greater catastrophe losses and greater non-catastrophe property losses.

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium, (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium, and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group’s statutory combined ratio increased to 100.3% for the year ended December 31, 2008 from 96.7% for the year ended December 31, 2007. The statutory combined ratio for 2008 includes a benefit of 0.4% due to the impact of the transfer of liabilities in connection with the pool change. This benefit results from the statutory treatment of the ceding commission paid on the unearned premiums transferred on January 1, 2008. Excluding the impact of the pool transfer, the statutory combined ratio increased to 100.7% for 2008. The increase in the combined ratio was due to higher catastrophe losses in 2008 and greater non-catastrophe property losses. Net catastrophe losses increased to $34.7 million (3.8 points) for 2008 from $9.2 million (1.l points) for 2007. The 2008 catastrophe losses were primarily due to tornadoes and hail storms impacting Arkansas and Minnesota during the second quarter.

The statutory combined ratios by line of business for the year ended December 31, 2008 as compared to the year ended December 31, 2007 are shown below. The statutory combined ratios for 2008 are shown both including and excluding the impact of the pool transfer. The combined ratios excluding the pool transfer are shown, as they are prepared on a basis that is comparable to the combined ratios for 2007.

	For the Year Ended December 31,
	2008	2008	2007
	Including the Impact of the Pool Transfer	Excluding the Impact of the Pool Transfer
Commercial:
Automobile	92.6%	93.1%	94.7%
Workers compensation	112.4%	112.9%	112.2%
Commercial multi-peril	104.1%	104.5%	97.8%
Other commercial	89.3%	89.6%	83.8%
Total commercial	100.4%	100.9%	97.5%
Personal:
Automobile	95.7%	96.1%	99.7%
Homeowners	105.3%	105.8%	86.8%
Other personal	88.8%	88.7%	79.8%
Total personal	99.7%	100.1%	92.7%
Total personal and commercial	100.3%	100.7%	96.7%

The commercial lines statutory combined ratio increased to 100.4% for the year ended December 31, 2008 from 97.5% for the year ended December 31, 2007. Excluding the impact of the pool transfer, the commercial lines statutory combined ratio increased to 100.9% for the year ended December 31, 2008 from 97.5% for the year ended December 31, 2007. The increase in the commercial lines combined ratio for the year ended December 31, 2008 primarily relates to the higher incidence of catastrophe losses during this year (2.9 points) compared to the catastrophe losses in the prior year (0.7 points) and non-catastrophe property loss activity. The higher than average catastrophe experience primarily relates to losses associated with tornado activity in Arkansas during the second quarter and, to a lesser extent, losses from Hurricane Ike during the third quarter.

The personal lines statutory combined ratio increased to 99.7% for the year ended December 31, 2008 from 92.7% for the year ended December 31, 2007. Excluding the impact of the pool transfer, the personal lines statutory combined ratio increased to 100.1% for the year ended December 31, 2008 from 92.7% for the year ended December 31, 2007. The increase in the personal lines combined ratio for the year ended December 31, 2008 primarily relates to the higher incidence of catastrophe losses during this year (7.7 points) compared to the catastrophe losses in the prior year (2.9 points) and non-catastrophe property loss activity. The higher than average catastrophe experience primarily relates to losses associated with a series of hail events in Minnesota during the second quarter.

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

In general, more consideration may be given to the results of the development methodologies for short-tail lines than to long-tail lines for accident periods of the same maturity. For example, the indicated ultimate loss using the Incurred Loss Development Method for the most recent accident year is generally considered more reliable for a short-tail line, such as Homeowners Property, than a long-tail line, such as Workers’ Compensation.

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

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	December 31, 2008	December 31, 2007
	(in thousands)
Commercial:
Automobile	$319,418	$308,564
Workers compensation	388,148	337,286
Commercial multi-peril	606,663	524,274
Other commercial	122,986	100,664
Total commercial	1,437,215	1,270,788
Personal:
Automobile	79,995	81,222
Homeowners	37,730	27,925
Other personal	3,309	1,877
Total personal	121,034	111,024
Total personal and commercial	1,558,249	1,381,812
Plus reinsurance recoverables	209,352	164,878
Total liability	$1,767,601	$1,546,690

The following table presents the increase (decrease) in the estimated ultimate loss and loss settlement expenses attributable to insured events of prior years for the year ended December 31, 2008 by line of business:

Increase (Decrease) in the Estimated Ultimate Loss and Loss Settlement Expenses

Attributable to Insured Events of Prior Years

For the Year Ended December 31, 2008

	Total	Accident Years
		2007	2006	2005 and Prior Years
	(in thousands)
Line of Business
Commercial:
Automobile	$(19,549)	$534	$(1,857)	$(18,226)
Workers compensation	(1,361)	912	(2,860)	587
Commercial multi-peril	(1,236)	(737)	(822)	323
Other commercial	(3,151)	1,285	(2,751)	(1,685)
Total commercial	(25,297)	1,994	(8,290)	(19,001)
Personal:
Automobile	(7,473)	861	(1,853)	(6,481)
Homeowners	(681)	1,173	(584)	(1,270)
Other personal	1,643	315	254	1,074
Total personal	(6,511)	2,349	(2,183)	(6,677)
Total net development	$(31,808)	$4,343	$(10,473)	$(25,678)

In 2008, Harleysville Group recognized net favorable development of $31.8 million in the provision for insured events of prior years, primarily due to lower-than-expected claims severity broadly experienced across all casualty lines in accident years 2003 through 2006, partially offset by adverse development in accident year 2007 and accident years prior to 2003. A higher-than-expected level of claims severity was observed in accident year 2007 and led to the recognition of approximately $4.3 million of adverse development in this accident year during 2008.

A reduction in commercial automobile severity was observed during 2008 and led to the recognition of $19.5 million of favorable development in this line in 2008. Approximately $1.6 million of the favorable development experienced in this line during 2008 is related to the Company’s involuntary pools.

A reduction in workers compensation severity in accident years 2003 through 2006 was observed during 2008 and led to the recognition of favorable development for those accident years in 2008. An increase in workers compensation medical severity in accident years 2002 and prior was observed during 2008 and led to the recognition of adverse development for those accident years in 2008. An increase in severity in accident year 2007 was observed in this line during 2008 and led to the recognition of $0.9 million of adverse development during the year. In total, $1.4 million in favorable development was recognized in the workers compensation line during 2008.

In the commercial multi-peril line of business, a reduction in severity in accident year 2006 and a reduction in claim frequency in accident year 2007 were observed during 2008 and contributed to the recognition of favorable development for those accident years in 2008. A slight increase in commercial multi-peril severity in the liability portion of the line in accident years prior to 2005 was observed during 2008 and contributed to the recognition of adverse development for those accident years in 2008. In total, $1.2 million in favorable development was recognized in the commercial multi-peril line during 2008.

A reduction in other commercial lines severity in accident years 2006 and prior was widely observed during 2008 and led to the recognition of $3.2 million of favorable development in this line during 2008.

A reduction in personal automobile severity in accident years 2006 and prior was observed during 2008. A slight increase in severity in accident year 2007 was observed in this line during 2008 and led to the recognition of $0.9 million of adverse development during the year. In total, $7.5 million of favorable development was recognized in the personal auto line during 2008.

A reduction in homeowners severity in accident years 2006 and prior was observed during 2008. A slight increase in claim severity and an increase in claim frequency in accident year 2007 was observed in this line during 2008 and led to the recognition of $1.2 million of adverse development during the year. In total, $0.7 million of favorable development was recognized in the homeowners line during 2008.

An increase in other personal lines severity was observed during 2008, primarily related to the emergence of a single $1.0 million claim in the third quarter. In total, $1.6 million of adverse development was recognized in other personal lines during 2008.

The tables below break out the change in the estimate of ultimate losses between December 31, 2007 and December 31, 2008 for the 2007, 2006, 2005 and 2004 accident years into severity and frequency components for the major commercial and personal lines of business. Table 1 summarizes the Company’s percentage change in the estimate of ultimate loss and loss settlement expense by line of business between December 31, 2007 and December 31, 2008. Tables 2 and 3 summarize the Company’s percentage change in the estimate of ultimate severity and ultimate claim counts, respectively. The relationship between the three tables is as follows: (1+ the % change in estimated ultimate loss) = (1+ the % change in estimated ultimate severity) x (1+ the % change in estimated ultimate claim counts). The estimated ultimate severity is calculated as the ratio of estimated ultimate loss to estimated ultimate claim counts. The amounts underlying these tables are based on direct loss and claim experience minus ceded loss experience and exclude a small portion of losses associated with business assumed from involuntary pools.

Table 1

Increase (Decrease) in Ultimate Loss and Loss Settlement Expense
Between the Years Ended December 31, 2007 and December 31, 2008

	Accident Years
	2007	2006	2005	2004

Line of Business
Commercial:
Automobile	0.4%	-1.3%	-3.7%	-4.9%
Workers compensation	1.1%	-3.5%	-4.4%	-3.4%
Commercial multi-peril	-0.4%	-0.4%	-0.4%	-0.4%
Other commercial	3.8%	-8.7%	-9.1%	0.0%
Total commercial	0.4%	-1.9%	-3.0%	-2.5%
Personal:
Automobile	1.6%	-3.4%	-0.8%	-1.9%
Homeowners	3.1%	-1.7%	-1.6%	-0.4%
Other personal	7.5%	6.9%	28.8%	-0.1%
Total personal	2.5%	-2.3%	-0.1%	-1.4%
Total All Lines	0.8%	-2.0%	-2.4%	-2.3%

Table 2

Increase (Decrease) in Ultimate Severity
Between the Years Ended December 31, 2007 and December 31, 2008

	Accident Years
	2007	2006	2005	2004

Line of Business
Commercial:
Automobile	0.5%	-1.1%	-3.7%	-4.9%
Workers compensation	2.8%	-3.2%	-4.4%	-3.4%
Commercial multi-peril	0.7%	-1.6%	-0.8%	0.0%
Other commercial	-3.1%	-8.9%	-8.4%	-0.3%
Total commercial	0.8%	-2.0%	-3.0%	-2.4%
Personal:
Automobile	3.4%	-3.3%	-0.9%	-1.9%
Homeowners	0.4%	-1.7%	-1.5%	-0.3%
Other personal	3.0%	6.9%	29.0%	-0.1%
Total personal	2.8%	-2.3%	-0.1%	-1.4%
Total All Lines	1.1%	-2.0%	-2.5%	-2.2%

Table 3

Increase (Decrease) in Ultimate Claim Counts
Between the Years Ended December 31, 2007 and December 31, 2008

	Accident Years
	2007	2006	2005	2004

Line of Business
Commercial:
Automobile	-0.1%	-0.2%	0.0%	0.0%
Workers compensation	-1.7%	-0.2%	0.0%	-0.1%
Commercial multi-peril	-1.1%	1.2%	0.4%	-0.4%
Other commercial	7.2%	0.2%	-0.8%	0.2%
Total commercial	-0.3%	0.1%	0.1%	-0.1%
Personal:
Automobile	-1.7%	0.0%	0.1%	0.1%
Homeowners	2.6%	0.0%	-0.1%	-0.1%
Other personal	4.4%	0.0%	-0.1%	0.0%
Total personal	-0.3%	0.0%	0.0%	0.0%
Total All Lines	-0.3%	0.1%	0.0%	0.0%

These tables illustrate that the changes to the Company’s estimates of ultimate loss for prior accident years between December 31, 2007 and December 31, 2008 are primarily driven by the severity component of loss. In this context, the term “severity” does not refer to an actuarial assumption, rather, it refers to “severity” as a descriptive statistic derived from the ratio of estimated ultimate loss to estimated ultimate claim counts. Broadly speaking, as estimates of the ultimate number of claims were relatively stable for the prior accident periods, the changes in estimates of ultimate loss are characterized as resulting from a reduction in severity.

Broadly speaking, those lines of business with a relatively low underlying volume of data, such as other commercial lines and other personal lines, are subject to greater variability in both claim severity and claim count development. For example, the increase in severity of 28.8% in other personal lines in accident year 2005 relates to the emergency of a single $1.0 million claim during the twelve months ended December 31, 2008.

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group’s pooling share of the total pooled amounts:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
	(dollars in thousands)
Number of claims pending, beginning of period	5,328	5,481
Number of claims reported	8,487	8,531
Number of claims settled or dismissed	(8,448)	(8,684)
Number of claims pending, end of period	5,367	5,328
Losses paid	$61,057	$59,322
Loss settlement expenses paid	$14,490	$13,091

Workers compensation losses primarily consist of indemnity and medical costs for injured workers.

Harleysville Group records the actuarial best estimate of the ultimate unpaid losses and loss settlement expenses incurred. The estimate represents the actuarially determined expected amount of future payments on all loss and loss settlement expenses incurred on or before December 31, 2008. Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends.

The following table presents the liability for unpaid losses and loss settlement expenses by case and incurred but not reported (IBNR) reserves by line of business and a statistically determined range of estimates of the ultimate unpaid losses and loss settlement expenses incurred for each line of business as of December 31, 2008. The range of estimates around the actuarial best estimates is statistically determined in order to provide information regarding the variability of the actuarial best estimates. The statistical analysis is completed only on a basis that is net of reinsurance recoverables, as this appropriately reflects Harleysville Group’s risk profile based on the type and quality of its reinsurance. The range is determined using the Monte Carlo Simulation method. This method uses the Company’s actual historical loss data to estimate the mean and standard deviation of a statistical distribution for future loss development. There have been no adjustments made to the historical data. The Company’s application of the Monte Carlo Simulation assumes that loss development factors are normally distributed with a mean and standard deviation derived from the historical data.

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

Liability for Unpaid Losses and Loss Settlement Expenses (LAE)

at December 31, 2008

	Case	IBNR	LAE Liability	IBNR (Inc. LAE)	Total Liability	Statistically Determined Range of Estimates
						High	Low
	(in thousands)
Line of Business
Commercial:
Automobile	$114,639	$149,742	$55,037	$204,779	$319,418	$342,247	$221,129
Workers compensation	156,542	180,380	51,226	231,606	388,148	428,574	293,988
Commercial multi-peril	174,084	262,101	170,478	432,579	606,663	716,562	485,884
Other commercial	31,051	62,937	28,998	91,935	122,986	179,063	65,113
Total commercial	476,316	655,160	305,739	960,899	1,437,215	1,572,725	1,148,839

Personal:
Automobile	38,386	27,809	13,800	41,609	79,995	91,323	70,236
Homeowners	12,018	19,061	6,651	25,712	37,730	40,150	25,078
Other personal	1,416	1,377	516	1,893	3,309	3,751	1,687
Total personal	51,820	48,247	20,967	69,214	121,034	130,968	102,556

Total net liability	528,136	703,407	326,706	1,030,113	1,558,249

Reinsurance recoverables	152,047	56,425	880	57,305	209,352

Gross liability	$680,183	$759,832	$327,586	$1,087,418	$1,767,601

Reinsurance receivables were $212.7 and $167.7 million at December 31, 2008 and 2007, respectively. Of these amounts, $112.0 million and $92.1 million, respectively or 53% and 55%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi governmental pools and reinsurance facilities where, Harleysville Group believes, there is limited credit risk. The remainder of the reinsurance recoverables are principally due from reinsurers rated A- or higher by the A.M. Best Company. Ceded reinsurance contracts do not relieve Harleysville Group’s primary obligation to its policyholders. Consequently, an exposure exists with respect to reinsurance recoverables to the extent that any reinsurer is unable to meet its obligation or disputes the liabilities assumed under the reinsurance contract. From time to time, Harleysville Group may encounter such disputes with its reinsurers. In addition, the creditworthiness of our reinsurers could deteriorate in the future due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. Harleysville Group’s reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at December 31, 2008.

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

Effective for one year from July 1, 2008, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiaries renewed its catastrophe reinsurance which provides coverage ranging from 80% to 90% of up to $325.0 million in excess of a retention of $50.0 million for any given catastrophe. Harleysville Group’s 2008 pooling share of this coverage would range from 80% to 90% of up to $260.0 million in excess of a retention of $40.0 million for any given catastrophe. Pursuant to the terms of the treaty, the maximum recovery would be $264.0 million for any catastrophe involving an insured loss equal to or greater than $375.0 million. Harleysville Group’s 2008 pooling share of this maximum recovery would be $211.2 million for any catastrophe involving an insured loss of $300.0 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring.

The income tax expense for the year ended December 31, 2008 includes the tax benefit of $9.4 million associated with tax-exempt income compared to $7.2 million in the prior year.

Underwriting expenses, including amortization of deferred policy acquisition costs, increased $28.6 million for the year ended December 31, 2008 compared to the prior year, primarily due to the pool change. Excluding the impact of the pool change, underwriting expenses decreased $2.9 million primarily due to a decrease in headcount resulting from on-going expense reduction initiatives and lower incentive compensation.

Other income decreased $4.2 million for the year ended December 31, 2008 primarily due to a $2.7 million gain realized on the sale of the Company’s office building in Traverse City, Michigan in the second quarter of 2007 and a decrease of $1.1 million in fees received in connection with the National Flood Insurance Program.

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

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised), “Business Combinations.” SFAS No. 141(R) applies to all business combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. This statement applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in

SFAS No. 128, “Earnings per Share.” The FSP redefines participating securities to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.” Outstanding unvested restricted stock and deferred stock units issued under employee compensation programs containing such dividend participation features would be considered participating securities subject to the “two-class method” in computing EPS rather than the “treasury stock method.” The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years. All prior-period EPS data presented is to be adjusted retrospectively to conform to the provisions of this FSP. Early application is not permitted. The impact of adopting this staff position on Harleysville Group’s results of operations and financial condition is not expected to be material.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, the provisions of SFAS No. 157 were not applied to goodwill and other intangible assets held by the Company and measured annually for impairment testing purposes only.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective on January 1, 2008 for the Company. The Company did not elect to use the fair value option for any assets or liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities and specifically requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS No. 161 are effective for the Company beginning January 1, 2009. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 161 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” to identify the sources of accounting principles and provide a framework for selecting the principles to be used in the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. SFAS No. 162 is effective November 15, 2008. The Company’s adoption did not result in any significant financial statement impact.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset is Not Active,” with an immediate effective date. FSP No. 157-3 amends SFAS No. 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The adoption of FSP No. 157-3 did not have a material effect on the Company’s results of operations or financial position.

In January 2009, the FASB issued FSP EITF 99-20-1, which amends FASB Emerging Issues Task Force (EITF) No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to align the impairment guidance in EITF No. 99-20 with the impairment guidance and related implementation guidance in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The provisions of the FSP are effective for reporting periods ending after December 15, 2008. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

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

Net cash provided by operating activities was $197.0 million and $171.5 million for 2008 and 2007, respectively. The 2008 amount includes $82.6 million received in connection with the increase in pool participation effective January 1, 2008, offset by a decrease of $57.1 million primarily due to a decrease in underwriting cash flow due to greater catastrophe loss payments and an increase in non-catastrophe property loss payments.

Net cash used by investing activities was $80.9 million and $92.7 million for 2008 and 2007, respectively. The change is primarily due to lower net purchases of investments due to the increase in cash used by financing activities, partially offset by the increase in cash provided by operating activities.

Financing activities used net cash of $116.4 million and $78.7 million for 2008 and 2007, respectively. The increase is primarily due to an increase in the purchase of treasury stock in 2008 and an increase in dividends paid.

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

At December 31, 2008, Harleysville Group held the following fixed maturity investments and other invested assets which had previously been shown as securities lending collateral:

	Stated Maturity Date	Cost	Fair Value	Unrealized Gain(Loss)
	(in thousands)
Structured Investment Vehicles (SIVs)
Gryphon Funding Ltd, Note (formerly Cheyne Finance LLC)		$3,189	$3,189	$—
Stanfield Victoria LLC, Medium Term Note SER 144A		1,489	1,489	—
Stanfield Victoria LLC, Medium Term Note SER 144A		1,488	1,488	—
Liberty Lighthouse, Medium Term Note SER 144A	03/16/2010	2,577	1,914	(663)
Total SIVs		$8,743	$8,080	(663)

Other Investments
CIT Group Inc., Medium Term Note SER A	05/14/2009	$2,577	$2,518	$(59)
Hertz Vehicle Financing LLC ABS	02/25/2010	859	851	(8)
Monumental Global Funding III, Medium Term Note	05/24/2010	2,578	2,393	(185)
Monumental Global Funding II, Medium Term Note	09/22/2009	2,577	2,565	(12)
Pacific Life Global Funding Note SER 144A	08/09/2009	2,578	2,520	(58)
SLM Corp. Medium Term Note SER 144A	03/16/2009	8,248	8,140	(108)
Total Other Investments		$19,417	$18,987	$(430)

Total		$28,160	$27,067	$(1,093)

The SIV investments consist predominantly of asset-backed and mortgaged-backed securities. Each of the SIVs listed above represents a senior claim on the assets of the issuer. The Cheyne holding was restructured and replaced with the Gryphon Funding Ltd. pass-thru note. This security is now classified as other invested assets on the balance sheet. The Stanfield Victoria holdings are in technical default and are currently under the supervision of receivers appointed to protect the interests of senior creditors. In September 2008, a Sigma Finance Inc. Medium Term Note, a SIV holding, was downgraded to Ca by Moody’s as the result of a notice of default served on Sigma by one of its counterparties. Sigma entered into receivership in October 2008 and the security was written down to zero as of December 31, 2008. In 2008, impairment losses of $1.7 million on Gryphon, $1.5 million on Stanfield Victoria and $7.7 million on Sigma were recognized due to a significant deterioration in the credit worthiness of the issuer. In 2007, an impairment loss of $0.8 million was recognized on Gryphon.

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

In April 2008, a cash distribution of approximately 17% of the principal due on Cheyne Finance LLC was received in connection with the restructuring of the security. An additional cash distribution of approximately 7% of the principal due was received in August 2008 in connection with the restructuring of the security, which was exchanged for the Gryphon Funding Ltd. note in July 2008. In December 2008, a cash distribution of approximately 15% of the principal due on the Stanfield Victoria holdings was received.

The Company had $54.6 million of cash and marketable securities at December 31, 2008, which are available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. In June 2007, the Company’s Board of Directors authorized a stock repurchase plan under which up to 1.6 million shares of its outstanding common stock could be repurchased through an open market purchase program. The Company was authorized to repurchase shares from the Mutual Company, which owned 53% of the Company’s stock at that time, at fair market value terms on the date of purchase and from the public float in amounts that were proportional to the respective ownership percentages of the Mutual Company and the public float as of the authorization date. This program was completed on July 18, 2007. On August 1, 2007, the Board of Directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock over a two year period under terms similar to the first repurchase authorization. This program was completed on May 16, 2008. On May 20, 2008, the Board of Directors authorized the Company to repurchase up to an additional 1.5 million shares of its outstanding common stock over a two year period under terms similar to the first repurchase authorization. This program was completed on November 20, 2008. On February 19, 2009, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases. The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from the Mutual Company. As of March 4, 2009, the Company had repurchased 84,817 shares under this authorization, leaving 715,183 shares authorized to be repurchased. Harleysville Group has no other material commitments for capital expenditures as of December 31, 2008.

As a holding company, the Company’s principal source of cash for the payment of dividends is dividends from its insurance subsidiaries. The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends. The Company’s insurance subsidiaries declared and paid dividends to the Company of $109.9 million in 2008. Dividends of $53.2 million which were declared in 2007 were also paid to the Company in 2008.

Applying the current regulatory restrictions as of December 31, 2008, $58.9 million would be available for distribution to the Company by its subsidiaries after November 24, 2009 without prior regulatory approval. See the Business-Regulation section of this Annual Report on Form 10-K, which includes a reconciliation of net income and shareholders’ equity as determined under statutory accounting practices to net income and shareholders’ equity as determined in accordance with accounting principles generally accepted in the United States of America. Also, see Note 8 of the Notes to Consolidated Financial Statements.

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

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2008 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company’s eight insurance subsidiaries at December 31, 2008 ranged from 421% to 726%.

The following summarizes Harleysville Group’s contractual obligations at December 31, 2008.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Contractual obligations:
Debt	$118,500			$118,500
Interest on debt	$27,937	$6,318	$12,636	$8,983
Gross liability for unpaid losses and loss settlement expenses	$1,767,601	$447,767	$510,593	$246,291	$562,950
Total	$1,914,038	$454,085	$523,229	$373,774	$562,950

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

Risk Factors

You should consider carefully the following risks, as well as the other information contained in this 2008 Anual Report on Form 10-K. If any of the following events described in the risk factors below actually occur, our business, financial condition and results of operations could be adversely affected. You should refer to the other information set forth in this 2008 Annual Report on Form 10-K including our consolidated financial statements and the related notes.

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

If certain catastrophic events occur, they could have a significant impact on our operating results and financial condition.

Results of property insurers are subject to weather and other events prevailing in any given year. While one year may be relatively free of major weather or other disasters, another year may have numerous such events causing results for that year to be materially worse than for other years.

Our insurance subsidiaries have experienced, and are expected in the future to experience, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on the operating results and financial condition of our insurance subsidiaries, thereby limiting the ability of our insurance subsidiaries to pay dividends to us. In the last 10 years, the largest non-flood catastrophe to affect our results of operations was Hurricane Floyd in the third quarter of 1999, which resulted in $15.1 million of losses. In 2008, we experienced losses totaling $34.7 million from thirty-two different catastrophes.

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

In addition, we use models developed by third party vendors in assessing our property exposure to catastrophe losses that assume various conditions and probability scenarios. These models do not necessarily accurately predict future losses.

We are heavily regulated in the states in which we operate and if we violate those regulations or if the regulations unreasonably restrict our ability to do business, or if they change significantly, it could have a material adverse effect on our business.

We are subject to extensive supervision and regulation in the states in which we transact business. The purpose of supervision and regulation is to protect individual policyholders and not stockholders or other investors. Our business can be adversely affected by private passenger automobile insurance regulations and any other regulations affecting property and casualty insurance companies. For example, laws and regulations can reduce or set rates at levels that we do not believe are adequate for the risks we insure. Other laws and regulations can limit our ability to cancel or refuse to renew policies and require us to offer coverage to all consumers. Changes in laws and regulations, or their interpretations, pertaining to insurance, including workers compensation, may also have an adverse effect on our business. Although the federal government does not directly regulate the insurance industry, federal initiatives, such as federal terrorism backstop legislation, from time to time, also can impact the insurance industry.

In addition, proposals intended to control the cost and availability of health care services have been debated in the U.S. Congress and state legislatures. Although we do not write health insurance, rules affecting health care services can affect other insurance that we write, including workers compensation and commercial and personal automobile and liability insurance. We cannot determine whether or in what form health care reform legislation may be adopted by the U.S. Congress or any state legislature. We also cannot determine the nature and effect, if any, that the adoption of health care legislation or regulations, or changing interpretations, at the federal or state level would have on us, including any changes to health care reimbursement or delivery systems that would arise under the American Recovery and Reinvestment Act of 2009, which was signed into law on February 17, 2009.

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

The demand for property and casualty insurance, particularly commercial lines, also can vary with the overall level of economic activity. Any of the foregoing could reduce the demand for property and casualty insurance, which would have a material adverse effect on our business, including on the amount of premiums earned in any fiscal quarter or fiscal year.

If we are unable to reduce our exposure to risks through reliable reinsurance or if the cost of reinsurance increases, our risk of loss, or the cost of controlling our risk of loss, will increase.

We transfer a portion of our exposure to selected risks to other insurance and reinsurance companies through reinsurance arrangements. Under our reinsurance arrangements, another insurer assumes a specified portion of our losses and loss adjustment expenses in exchange for a specified portion of policy premiums. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of our reinsurance will increase our risk of loss. Furthermore, we face a credit risk when we obtain reinsurance because we are still liable for the transferred risks if the reinsurer cannot meet the transferred obligations. Therefore, the inability of any of our reinsurers to meet its financial obligations could materially and adversely affect our financial condition.

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

If our investments lose value, our revenues, earnings and financial position will be adversely affected.

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

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent months, the volatility and disruption have reached unprecedented levels and the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by continued disruptions in the capital and credit markets.

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

Although other agencies cover the property and casualty industry, we believe our ability to write business is most influenced by our rating from A. M. Best. According to A. M. Best, its ratings are designed to assess an insurer’s financial strength and ability to meet ongoing policyholder obligations. Currently, our rating from A. M. Best is “A-”, the 4th of A. M. Best’s 16 ratings. A rating below “A-” from A. M. Best could materially adversely affect the business we write. We believe that our financial strength ratings from Moody’s (which is A3, the 7th of Moody’s 21 ratings), and Standard & Poor’s (which is A-, the 3rd of Standard & Poor’s 10 ratings) although important, have less of an impact on our business. An unfavorable change in our Moody’s or Standard & Poor’s financial strength rating, however, could make it more expensive for us to access capital markets. We cannot be sure that we will maintain our current A. M. Best, Moody’s or Standard & Poor’s ratings. Standard & Poor’s rates our debt securities at BBB-/Stable (the 10th of Standard & Poor’s 23 ratings).

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

The property and casualty insurance industry is highly competitive on the basis of product, price and service. If our competitors offer products with more coverage, or price their products more aggressively, our ability to grow or renew our business may be adversely impacted. There are more than 200 groups writing property and casualty insurance in the United States, and we rank among the top 60 in size. Our most significant competitors vary significantly in our different lines of business and in the geographic markets in which we compete. The internet also could emerge as a significant source of new competition, both from existing competitors using their brand name and resources to write business through this distribution channel and from new competitors.

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

We primarily write property and casualty insurance business in the eastern and midwestern United States. Consequently, unusually severe storms or other natural or man-made disasters that destroy property in these states could adversely affect our operations. Our revenues and profitability also are subject to prevailing economic and regulatory conditions in the states in which we write insurance. We may be exposed to risks of adverse developments that are greater than if we conducted business nationwide.

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

Our principal assets are the shares of capital stock of our insurance company subsidiaries. We principally rely on dividends from our insurance company subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying corporate expenses and dividends to stockholders. The payment of dividends by our insurance company subsidiaries is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as other regulatory restrictions. As a result, we may not be able to receive dividends from these subsidiaries at times and in amounts necessary to meet our obligations or to allow us to pay dividends.

If insurance regulators determine that payment of a dividend to an affiliate would be detrimental to an insurance subsidiary’s policyholders or creditors, because of the financial condition of the insurance subsidiary or otherwise, the regulators may block dividends to affiliates that would otherwise be permitted without prior approval.

Our subsidiaries are permitted under the terms of our debt agreement for our $100 million notes due 2013 to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by our subsidiaries to us. We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund payments on these notes when due.

Although we have paid cash dividends in the past, we may not be able to pay cash dividends in the future.

We have a history of paying dividends to our stockholders when sufficient cash is available. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner previously discussed in this section. Also, there can be no assurance that we will continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

If our use of predictive modeling is not effective, our business could be adversely impacted.

We use predictive modeling in underwriting a significant portion of our commercial lines business. We believe this tool allows us to more accurately match underwriting risk with pricing to operate more profitably. If the model does not accurately reflect the level of losses that we ultimately will incur, our ability to write business and our financial results could be adversely affected.

If our technology initiatives are not successful, or the benefits are not realized, our business could be adversely affected.

Our businesses are increasingly dependent on technology. Our inability to anticipate or manage problems with technology, or fully realize the expected benefits from investments in technology, could adversely affect our ability to write business and could adversely impact our financial results.

If we lose our key personnel our business could be adversely affected.

The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers and key management, sales, information systems, underwriting, claims and corporate personnel. Competition to attract and retain key personnel is intense. Although we have change of control agreements with a number of key managers, in general, we do not have employment contracts or non-compete arrangements with, or key person insurance covering, our employees, including our key employees.

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

As of December 31, 2008, the Mutual Company owned approximately 52% of our outstanding common stock. The Mutual Company’s stock ownership and ability, by reason of such ownership, to elect our board of directors, provides it with significant influence over potential change of control transactions. Further, Section 203 of the Delaware General Corporation Law provides that if a person acquires 15% or more of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more of our voting stock, subject to certain exceptions. Section 203 may discourage a potential change of control transaction. Our Board of Directors is divided into three classes (A, B and C). The current three-year terms of Class A, B and C directors expire in 2010, 2009 and 2011, respectively. This classification of our Board of Directors could have the effect of discouraging a potential change in control transaction.

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

Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates are as follows:

	December 31, 2008
	Principal Cash Flows	Weighted-Average Interest Rate
	(dollars in thousands)
Fixed maturities and short-term investments:
2009	$455,894	2.86%
2010	355,642	4.83%
2011	402,344	5.35%
2012	269,079	5.26%
2013	132,560	5.07%
Thereafter	708,438	5.18%
Total	$2,323,957
Fair value	$2,375,531
Debt:
2012	$18,500	3.07%
2013	100,000	5.75%
Total	$118,500
Fair value	$112,688

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

The combined total of realized and unrealized equity investment gains (losses) was $(53.7) million, $3.5 million and $8.6 million in 2008, 2007 and 2006, respectively. During these three years, the largest total equity investment gain and (loss) in a quarter was $7.0 million (1st quarter 2006) and $(26.4) million (4th quarter 2008), respectively.

Item 8.

Financial Statements and Supplementary Data.

HARLEYSVILLE GROUP

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2008	2007
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $250,798 and $317,091)	$246,855	$313,629
Available for sale, at fair value (amortized cost $1,889,778 and $1,715,219)	1,914,051	1,740,045
Equity securities, at fair value (cost $96,004 and $66,433)	98,815	76,297
Short-term investments, at cost, which approximates fair value	210,682	107,941
Other invested assets, at cost, which approximates fair value	3,189
Fixed maturity securities on loan:
Held to maturity, at amortized cost (fair value $2,419)		2,414
Available for sale, at fair value (amortized cost $116,047)		118,147
Total investments	2,473,592	2,358,473
Cash	146	412
Receivables:
Premiums	142,602	146,238
Reinsurance	212,654	167,671
Accrued investment income	25,630	26,220
Total receivables	380,886	340,129
Deferred policy acquisition costs	110,339	101,954
Prepaid reinsurance premiums	41,481	38,721
Property and equipment, net	12,511	13,475
Deferred income taxes	68,892	38,544
Securities lending collateral		122,053
Due from affiliate		7,197
Other assets	67,471	51,487
Total assets	$3,155,318	$3,072,445
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $278,841 and $149,826)	$1,767,601	$1,546,690
Unearned premiums (affiliate $68,748 and $28,555)	484,560	450,186
Accounts payable and accrued expenses	119,063	74,686
Securities lending obligation		123,542
Due to affiliate	12,960
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Total liabilities	2,502,684	2,313,604
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 2008, 34,254,581 and 2007, 33,656,253 shares; outstanding 2008, 28,156,672 and 2007, 30,322,905 shares	34,254	33,656
Additional paid-in capital	231,715	213,654
Accumulated other comprehensive income (loss)	(17,390)	20,599
Retained earnings	589,146	578,705
Treasury stock, at cost, 6,097,909 and 3,333,348 shares	(185,091)	(87,773)
Total shareholders’ equity	652,634	758,841
Total liabilities and shareholders’ equity	$3,155,318	$3,072,445

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Premiums earned from affiliate (ceded to affiliate, $761,751, $753,806 and $742,752)	$918,515	$833,024	$838,821
Investment income, net of investment expense	113,555	110,827	102,609
Realized investment gains (losses), net	(59,841)	875	40,605
Other income (affiliate $5,990, $6,303 and $6,420)	13,087	17,286	17,136
Total revenues	985,316	962,012	999,171
Expenses:
Losses and loss settlement expenses (ceded to affiliate, $524,735, $490,058 and $482,783)	610,768	523,030	539,823
Amortization of deferred policy acquisition costs	227,287	207,684	212,872
Other underwriting expenses	85,182	76,223	78,208
Interest expense (affiliate $640, $1,057 and $1,016)	6,572	7,085	6,943
Other expenses	4,545	4,995	4,957
Total expenses	934,354	819,017	842,803
Income before income taxes and cumulative effect of accounting change	50,962	142,995	156,368
Income taxes	8,643	42,941	46,241
Income before cumulative effect of accounting change	42,319	100,054	110,127
Cumulative effect of accounting change, net of income taxes			942
Net income	$42,319	$100,054	$111,069
Per common share:
Basic income before cumulative effect of accounting change	$1.46	$3.24	$3.55
Basic cumulative effect of accounting change			.03
Basic net income	$1.46	$3.24	$3.58
Diluted income before cumulative effect of accounting change	$1.44	$3.19	$3.49
Diluted cumulative effect of accounting change			.03
Diluted net income	$1.44	$3.19	$3.52
Cash dividend	$1.10	$.88	$.73

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2008, 2007 and 2006

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Deferred Compensation		Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2005	32,008,142	$32,008	$169,881	$20,288	$417,705		$(1,012)	$(24,487)	$614,383
Net income					111,069				111,069
Other comprehensive loss, net of tax:
Unrealized investment losses, net of reclassification adjustment				(25,189)					(25,189)
Minimum pension liability adjustment				4,915					4,915
Other comprehensive loss									(20,274)
Comprehensive income									90,795
Issuance of common stock:
Incentive plans	1,033,472	1,034	20,359						21,393
Dividend Reinvestment Plan	18,986	19	592						611
Tax benefit from stock compensation			3,258						3,258
Stock compensation			4,529						4,529
Reclassification of deferred compensation			(1,012)				1,012
Cash dividends paid					(22,807)				(22,807)
Balance at December 31, 2006	33,060,600	33,061	197,607	14	505,967			(24,487)	712,162
Net income					100,054				100,054
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				14,556					14,556
Defined benefit pension plans:
Net actuarial loss adjustment				6,029					6,029
Other comprehensive loss									20,585
Comprehensive income									120,639
Issuance of common stock:
Incentive plans	576,571	576	8,214						8,790
Dividend Reinvestment Plan	19,082	19	613						632
Tax benefit from stock compensation			2,497						2,497
Stock compensation			4,723						4,723
Purchase of treasury stock, 1,935,439 shares								(63,286)	(63,286)
Cash dividends paid					(27,316)				(27,316)
Balance at December 31, 2007	33,656,253	$33,656	$213,654	$20,599	$578,705	$		$(87,773)	758,841

(Continued)

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2008, 2007 and 2006

(dollars in thousands)

(Continued)

	Common Stock			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)		Retained Earnings	Treasury Stock		Total
	Shares	Amount

Net income		$		$		$		$42,319	$		$42,319
Other comprehensive (loss), net of tax:
Unrealized investment losses, net of reclassification adjustment							(5,880)				(5,880)
Defined benefit pension plans: Net actuarial loss adjustment							(32,109)				(32,109)
Other comprehensive loss											(37,989)
Comprehensive income											4,330
Issuance of common stock:
Incentive plans	570,643		571		8,083						8,654
Dividend Reinvestment Plan	27,685		27		965						992
Tax benefit from stock compensation					3,114						3,114
Stock compensation					5,899						5,899
Purchase of treasury stock, 2,764,561 shares										(97,318)	(97,318)
Cash dividends paid								(31,878)			(31,878)
Balance at December 31, 2008	34,254,581		$34,254		$231,715		$(17,390)	$589,146		$(185,091)	$652,634

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$42,319	$100,054	$111,069
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax			(942)
Change in receivables, unearned premiums and prepaid reinsurance	(54,861)	5,307	74,448
Change in affiliate balance	20,157	(1,481)	(4,694)
Increase in unpaid losses and loss settlement expenses	67,376	53,045	12,843
Deferred income taxes	(9,892)	11,013	13,123
Decrease in deferred policy acquisition costs	2,953	363	1,856
Amortization and depreciation	5,926	4,192	4,291
Realized investment (gains) losses, net	59,841	(875)	(40,605)
Change in other assets and other liabilities	(25,332)	(2,135)	(11,289)
Other, net	5,901	2,043	5,965
	114,388	171,526	166,065
Cash provided by the change in the intercompany pooling agreement	82,640	—	—
Net cash provided by operating activities	197,028	171,526	166,065
Cash flows from investing activities:
Held to maturity investments:
Maturities	68,124	63,284	58,219
Available for sale investments:
Purchases	(474,363)	(309,760)	(575,900)
Maturities	192,530	164,258	170,954
Sales	241,379	20,600	186,254
Other invested assets:
Purchases	(5,789)
Maturities	99
Net (purchases) sales or maturities of short-term investments	(102,741)	(35,704)	(7,918)
Sale (purchase) of property and equipment, net	(100)	4,659	(375)
Net cash used by investing activities	(80,861)	(92,663)	(168,766)
Cash flows from financing activities:
Issuance of common stock	9,649	9,427	22,011
Purchase of treasury stock	(97,318)	(63,286)
Dividends paid (to affiliate, $16,486, $14,449 and $12,412)	(31,878)	(27,316)	(22,807)
Excess tax benefits from share-based payment arrangements	3,114	2,497	3,258
Net cash (used) provided by financing activities	(116,433)	(78,678)	2,462
Increase (decrease) in cash	(266)	185	(239)
Cash at beginning of year	412	227	466
Cash at end of year	$146	$412	$227

Supplemental schedule of noncash investing and financing activities:

In connection with the amendment to the intercompany pooling agreement between the Company’s insurance subsidiaries and Harleysville Mutual Insurance Company (the Mutual Company) and its property and casualty insurance subsidiary, Harleysville Pennland Insurance Company (Pennland), fixed maturity investments and liabilities of $109,438,000 were transferred from the Mutual Company and Pennland to the Company’s insurance subsidiaries. See Note 2 of the Notes to Consolidated Financial Statements.

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

-

Mid-America Insurance Company (Mid-America) - merged into Worcester in 2007

-

Harleysville Ltd., a real estate partnership that owns the home office

Harleysville Group is approximately 52% owned by Harleysville Mutual Insurance Company (the Mutual Company).

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

Investments

Accounting for fixed maturities depends on their classification as held to maturity, available for sale or trading. Fixed maturities classified as held to maturity are carried at amortized cost. Fixed maturities classified as available for sale are carried at fair value. There were no investments classified as trading. Equity securities are carried at fair value. Short-term investments are recorded at cost, which approximates fair value. The fair value of level 1 and 2 fixed maturities is based upon industry-standard pricing methodologies based on observable market data. The fair value of level 3 fixed maturity securities is based on cash flow analysis and other valuation techniques. The fair value of equity securities is based on the closing market value. The fair value of mutual fund holdings is based on the fair value reported by the fund.

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

Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. A decline in the fair value of an investment below its cost that is deemed other than temporary is charged to earnings. Unrealized gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income and, accordingly, have no effect on net income. However, if the fair value of an investment declines below its cost and that decline is deemed other than temporary, the amount of the decline below cost is charged to earnings. Harleysville Group monitors its investment portfolio and at least quarterly reviews investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations consider, among other things, the magnitude and reasons for a decline and the prospects for the fair value to recover in the near term, and Harleysville Group’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value.

The severe downturn in the public debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, has resulted in significant realized and unrealized losses in our investment portfolio. Depending on market conditions going forward, we could incur additional realized and unrealized losses in future periods.

Premiums

Premiums are recognized as revenue ratably over the terms of the respective policies. Unearned premiums are calculated on a pro rata basis.

Policy Acquisition Costs

Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and agency expenses that vary with, and are primarily related to, the production of business, are deferred and amortized over the effective period of the related insurance policies in proportion to the premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. The estimation of net realizable value takes into account the premium to be earned, related investment income over the claims paying period, expected losses and loss settlement expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss settlement expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the deferred acquisition costs are not recoverable, they would be written off and further analyses would be performed to determine if an additional liability would need to be accrued.

Losses and Loss Settlement Expenses

The liability for losses and loss settlement expenses represents estimates of the ultimate unpaid cost of all losses incurred, which includes the gross liabilities to Harleysville Group’s policyholders plus the net liability to the Mutual Company under the pooling agreement. See Note 2(a). Such estimates may be more or less than the amounts ultimately paid when the claims are settled. These estimates are periodically reviewed and adjusted as necessary; such adjustments are reflected in current operations.

Share-Based Payments

Harleysville Group has several share-based compensation plans. Harleysville Group accounts for the plans under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which replaced SFAS No. 123 and superceded APB Opinion No. 25, using the modified prospective application provisions. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.

Implementing SFAS No. 123(R) on January 1, 2006 did not have a material effect on income before cumulative effect of accounting change and basic or diluted earnings per share before cumulative effect of accounting change in the year ended December 31, 2006. A cumulative effect of change in accounting benefit of $942,000, net of tax of $507,000, was recorded in the first quarter of 2006 related to the accounting for the Long Term Incentive Plan (LTIP). The LTIP had a cash component and a stock component which awarded shares based on the total shareholder return of the Company’s stock relative to the total shareholder return of a group of insurance company stocks. Under APB Opinion No. 25, this plan had been accounted for using the intrinsic method. Under SFAS No. 123(R), the cash component was accounted for under the liability method and the stock component was accounted for as an equity instrument.

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

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised), “Business Combinations.” SFAS No. 141(R) applies to all business combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. This statement applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP redefines participating securities to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.” Outstanding unvested restricted stock and deferred stock units issued under employee compensation programs containing such dividend participation features would be considered participating securities subject to the “two-class method” in computing EPS rather than the “treasury stock method.” The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years. All prior-period EPS data presented is to be adjusted retrospectively to conform to the provisions of this FSP. Early application is not permitted. The impact of adopting this staff position on Harleysville Group’s results of operations and financial condition is not expected to be material.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, the provisions of SFAS No. 157 were not applied to goodwill and other intangible assets held by the Company and measured annually for impairment testing purposes only.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective on January 1, 2008 for the Company. The Company did not elect to use the fair value option for any assets or liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities and specifically requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS No. 161 are effective for the Company beginning January 1, 2009. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 161 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” to identify the sources of accounting principles and provide a framework for selecting the principles to be used in the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. SFAS No. 162 is effective November 15, 2008. The Company’s adoption did not result in any significant financial statement impact.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset is Not Active,” with an immediate effective date. FSP No. 157-3 amends SFAS No. 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The adoption of FSP No. 157-3 did not have a material effect on the Company’s results of operations or financial position.

In January 2009, the FASB issued FSP EITF 99-20-1, which amends FASB Emerging Issues Task Force (EITF) No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to align the impairment guidance in EITF No. 99-20 with the impairment guidance and related implementation guidance in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The provisions of the FSP are effective for reporting periods ending after December 15, 2008. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

2 - Transactions with Affiliates

(a) Underwriting

The insurance subsidiaries participate in a reinsurance pooling agreement with the Mutual Company and its property and casualty insurance subsidiary, Harleysville Pennland Insurance Company (Pennland), whereby such subsidiaries and Pennland cede to the Mutual Company all of their insurance business and assume from the Mutual Company an amount equal to their participation in the pooling agreement. All losses and loss settlement expenses and other underwriting expenses are prorated among the parties on the basis of participation in the pooling agreement. The agreement pertains to all insurance business written or earned on or after January 1, 1986. Harleysville Group’s participation was 80% for 2008 and 72% for 2007 and 2006.

Effective January 1, 2008, the Company’s property and casualty subsidiaries and the Mutual Company and Pennland amended their intercompany pooling agreement to increase Harleysville Group’s share of the pool from 72% to 80%. Harleysville Group received cash and investments of $192.1 million on January 3, 2008 associated with the transfer of liabilities from the Mutual Company to Harleysville Group in connection with the pool change. The Company’s liabilities increased $203.4 million and the Company reimbursed the Mutual Company $11.3 million, through a ceding commission, for expenses that were incurred to generate the additional business assumed by the Company’s property and casualty insurance subsidiaries, which ceding commission was deferred as policy acquisition costs.

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

Because this pooling agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to the Mutual Company. However, the reinsurance pooling agreement provides for the right of offset, and the amount of credit risk with the Mutual Company was not material at December 31, 2008 and 2007. The Mutual Company has an A. M. Best rating of “A-” (Excellent).

The following amounts represent reinsurance transactions between Harleysville Group and the Mutual Company under the pooling arrangement:

	2008	2007	2006
	(in thousands)
Ceded:
Premiums written	$753,173	$764,070	$750,516
Premiums earned	$761,751	$753,806	$742,752
Losses incurred	$524,735	$490,058	$482,599
Assumed:
Premiums written	$950,130	$837,993	$838,817
Premiums earned	$918,515	$833,024	$838,821
Losses incurred	$610,531	$522,735	$539,213
Net assumed from the Mutual Company:
Unearned premiums	$68,748	$28,555	$33,850
Unpaid losses and loss settlement expenses	$278,841	$149,826	$178,327

(b) Property

Harleysville Ltd. leases the home office to the Mutual Company, which shares the facility with Harleysville Group. Rental income under the lease was $4,170,000, $4,086,000 and $4,051,000 for 2008, 2007, and 2006, respectively, and is included in other income after elimination of intercompany amounts of $2,836,000, $2,501,000 and $2,479,000 in 2008, 2007 and 2006, respectively.

(c) Management Agreements

Harleysville Group Inc. received $5,990,000, $6,303,000 and $6,420,000 of management fee income in 2008, 2007 and 2006, respectively, under agreements whereby Harleysville Group Inc. provides management services to the Mutual Company and other affiliates. Such amounts are included in other income.

(d) Intercompany Balances

Intercompany balances are created primarily from the pooling arrangement (settled quarterly), allocation of common expenses, collection of premium balances and payment of claims (settled monthly). No interest is charged or received on intercompany balances due to the timely settlement terms and nature of the items. Interest expense on the loan from the Mutual Company described in Note 7 was $640,000, $1,057,000 and $1,016,000 in 2008, 2007 and 2006, respectively.

Harleysville Group has off-balance-sheet credit risk related to approximately $74,000,000 and $78,000,000 of premium balances due to the Mutual Company from agents and insureds at December 31, 2008 and 2007, respectively.

3 - Investments

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

The Company utilizes a nationally recognized independent pricing service to obtain fair value estimates for its fixed maturity holdings because of the detailed process it uses in arriving at a fair value estimate. For fixed maturity securities that have quoted prices in active markets, market quotations are provided. For fixed maturity securities that do not trade on a daily basis, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. The observable market inputs that our independent pricing service utilizes include, listed in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Additionally, the independent pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

When the independent pricing service provides a fair value estimate, the Company uses that estimate. At December 31, 2008, the independent pricing service provided a fair value estimate for all of the investments classified as level 1 investments within the fair value hierarchy and approximately 98% of the investments classified as level 2 estimates within the fair value hierarchy. The fair value of all level 2 securities is based on observable market inputs.

In instances when the independent pricing service is unable to provide a fair value estimate, the Company attempts to obtain a non-binding fair value estimate from a number of broker/dealers and reviews any fair value estimate reported by an independent business news service. In instances where only one broker/dealer provides a fair value estimate for a fixed maturity security, the Company uses that estimate. In instances where the Company is able to obtain fair value estimates from more than one broker/dealer, the Company generally uses the lowest or next to lowest fair value estimate. In instances where neither the independent pricing service nor a broker/dealer is able to provide a fair value estimate, the fair value is based on cash flow analysis and other valuation techniques which utilize significant unobservable inputs and the Company classifies the fixed maturity investment as a level 3 investment. Level 3 investments represent less than 1% of the Company’s total investment portfolio.

Quotes obtained from third parties are non-binding. The third parties from whom quotes are obtained are knowledgeable market participants that have a detailed understanding of the sector, the security type and the issuer. The non-binding quotes are fair value estimates based on observable market data utilized by these market participants. The Company does not adjust quotes or prices obtained from third parties.

Management reviews, on an ongoing basis, the reasonableness of the methodologies employed by the independent pricing service. As part of the monthly review process, management examines the prices obtained from the independent pricing service. This process routinely involves reviewing any available recent transaction activity reported via various investment research tools. Additionally, the Company tracks changes in credit ratings of all fixed maturity securities on a monthly basis and performs a more in-depth, quarterly evaluation of fixed income securities that are rated below single A by Moody’s and/or S&P. If as a result of its review, management does not believe that a price received with respect to any particular security is a reasonable estimate of the fair value of the security, it will discuss this with the independent pricing service to resolve the discrepancy. Management then determines the appropriate level of classification of each investment within the fair value hierarchy in accordance with SFAS 157, based on its evaluation of the inputs used in determining the fair value.

The following is a summary of the fair value measurements of applicable Company assets by level within the fair value hierarchy as of December 31, 2008. These assets are measured on a recurring basis. The assets previously included within security lending collateral are included in the fixed maturities available for sale, as the Company terminated its security lending program in September 2008.

		Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Fixed maturities available for sale	$1,914,051	$72,845	$1,838,090	$3,116
Equity securities	98,815	98,809		6
Total	$2,012,866	$171,654	$1,838,090	$3,122

The following tables present additional information about assets measured at fair value on a recurring basis for which significant unobservable inputs (Level 3) were used to determine fair value.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31, 2008
	Fixed Maturities Available for Sale	Equity Securities	Security Lending Collateral
	(in thousands)
Balance at January 1, 2008	$171	$17		$6,898
Total gains (losses) (realized/unrealized)
Included in earnings	(475)	(11)		(2,181)
Included in other comprehensive income				138
Purchases, issuances and settlements	(859)			(1,854)
Transfer in/and or (out) of Level 3				1,278
Termination of security lending program	4,279			(4,279)
Balance at December 31, 2008	$3,116	$6	$

The amount of total losses for the year included in earnings (realized investment gains (losses), net) attributable to the change in unrealized losses relating to assets still held at December 31, 2008				$(2,667)

The Cheyne Finance LLC security included in security lending collateral at December 31, 2007 was restructured in the third quarter of 2008 and is now classified as other invested assets. The other invested assets are carried at cost and are tested for impairment on a quarterly basis. During 2008, the securities were written down to fair value and an impairment charge of $557,000 was included in earnings for the year. Fair value is determined based on cash flow analysis and other valuation techniques, based on unobservable inputs (Level 3).

The amortized cost and estimated fair value of investments, including amounts on loan under the securities lending agreement at December 31, 2007, in fixed maturity and equity securities are as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$519	$6			$525
Obligations of states and political subdivisions	140,190	4,120		$(4)	144,306
Corporate securities	106,146	2,203		(2,382)	105,967
Total held to maturity	246,855	6,329		(2,386)	250,798
Available for sale:
U.S. Treasury securities	69,269	3,576			72,845
Obligations of U.S. government corporations and agencies	48,209	3,693			51,902
Obligations of states and political subdivisions	739,485	18,884		(2,700)	755,669
Corporate securities	647,501	9,290		(23,276)	633,515
Mortgage-backed securities	385,314	14,809		(3)	400,120
Total available for sale	1,889,778	50,252		(25,979)	1,914,051
Total fixed maturities	$2,136,633	$56,581		$(28,365)	$2,164,849
Total equity securities	$96,004	$2,811	$		$98,815

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$2,708	$10		$2,718
Obligations of states and political subdivisions	173,027	2,426	$(291)	175,162
Corporate securities	140,308	2,158	(836)	141,630
Total held to maturity	316,043	4,594	(1,127)	319,510
Available for sale:
U.S. Treasury securities	82,532	1,775		84,307
Obligations of U.S. government corporations and agencies	169,140	5,380	(79)	174,441
Obligations of states and political subdivisions	587,054	9,837	(623)	596,268
Corporate securities	623,397	9,787	(3,487)	629,697
Mortgage-backed securities	369,143	6,010	(1,674)	373,479
Total available for sale	1,831,266	32,789	(5,863)	1,858,192
Total fixed maturities	$2,147,309	$37,383	$(6,990)	$2,177,702
Total equity securities	$66,433	$10,105	$(241)	$76,297

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity:
Due in one year or less	$40,144	$40,030
Due after one year through five years	159,097	163,588
Due after five years through ten years	44,367	44,165
Due after ten years	3,247	3,015
	246,855	250,798
Available for sale:
Due in one year or less	203,512	204,931
Due after one year through five years	564,820	573,290
Due after five years through ten years	686,070	686,428
Due after ten years	50,062	49,282
	1,504,464	1,513,931
Mortgage-backed securities	385,314	400,120
	1,889,778	1,914,051
Total fixed maturities	$2,136,633	$2,164,849

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2008 and 2007 amounted to $31,228,000 and $32,097,000 respectively.

The estimated fair value and unrealized loss for temporarily impaired securities is as follows:

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	$126,098	$2,668	$2,361	$36	$128,459	$2,704
Corporate securities	316,342	13,776	75,319	11,882	391,661	25,658
Mortgage-backed securities	111	3			111	3
Total fixed maturities - total temporarily impaired securities	$442,551	$16,447	$77,680	$11,918	$520,231	$28,365

	December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,557	$24	$14,465	$55	$19,022	$79
Obligations of states and political subdivisions	10,535	66	93,965	848	104,500	914
Corporate securities	113,545	1,898	165,416	2,425	278,961	4,323
Mortgage-backed securities	74,488	570	49,300	1,104	123,788	1,674
Total fixed maturities	203,125	2,558	323,146	4,432	526,271	6,990
Total equity securities	7,861	241			7,861	241
Total temporarily impaired securities	$210,986	$2,799	$323,146	$4,432	$534,132	$7,231

Of the total fixed maturity securities with an unrealized loss at December 31, 2008, securities with a fair value of $470.4 million and an unrealized loss of $26.0 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $49.8 million and an unrealized loss of $2.4 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to a widening of credit spreads rather than a decline in credit quality. There are $77.7 million in fixed maturity securities, at fair value, that at December 31, 2008, had been below amortized cost for over 12 months. Of the $11.9 million of unrealized losses on such securities, $6.7 million was related to securities which carry an investment grade debt rating where the unrealized loss was primarily due to a widening of credit spreads. The remaining unrealized loss of $5.2 million was related to securities which carry a debt rating below investment grade. Per the Company’s policy, a fixed maturity security is other than temporarily impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms or where the Company does not have the ability and intent to hold the security to recovery. The Company believes, based on its analysis, that these securities are not other than temporarily impaired and Harleysville Group has the ability and intent to hold these securities at least until recovery. However, depending on developments involving both the issuers and worsening economic conditions, these investments may be written down in the income statement in the future.

A summary of net investment income is as follows:

	2008	2007	2006
	(in thousands)
Interest on fixed maturities	$108,592	$105,861	$95,101
Dividends on equity securities	3,235	1,340	2,585
Interest on short-term investments	3,896	5,978	6,110
Income on other invested assets	52
Total investment income	115,775	113,179	103,796
Less: Investment expense	2,220	2,352	1,187
Net investment income	$113,555	$110,827	$102,609

Realized gross gains (losses) from investments and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

	2008	2007	2006
	(in thousands)
Fixed maturity securities:
Held to maturity:
Gross gains		$24	$28
Gross losses		(159)
Available for sale:
Gross gains	$3,213	84
Gross losses	(13,757)	(406)	(128)
Equity securities:
Gross gains	2,057	2,183	43,058
Gross losses	(48,669)	(22)	(2,353)
Other invested assets:
Gross losses	(557)
Securities lending collateral:
Available for sale:
Gross losses	(2,128)	(829)
Net realized investment gains (losses)	$(59,841)	$875	$40,605
Change in difference between fair value and cost of investments(1):
Fixed maturity securities	$(2,177)	$25,792	$(11,518)
Equity securities	(7,053)	1,350	(32,095)
Securities lending collateral	660	(660)
Total	$(8,570)	$26,482	$(43,613)

———————

(1)

Parentheses indicate a net unrealized decline in fair value.

Income taxes (benefit) on realized investment gains were $(20,944,000), $306,000 and $14,212,000 for 2008, 2007 and 2006, respectively.

Deferred income tax liabilities applicable to net unrealized investment gains included in shareholders’ equity were $9,480,000 and $12,646,000 at December 31, 2008 and 2007, respectively.

Realized investment losses for 2008 consisted of losses of $46,600,000 on equity securities, gains on sales of fixed maturity securities of $3,100,000 and impairment charges of $16,400,000 on non-equity securities.

In the third quarter of 2008, the Company recorded an impairment charge of $17,700,000 on equity securities that it was planning to sell. There was an additional impairment charge of $30,900,000 in the fourth quarter of 2008 on the equity securities, prior to their sale. The equity securities were sold in November 2008 to recover a portion of federal income taxes which were previously paid. In 2006, the Company sold all of its holdings of individual equity securities and invested in equity index funds. As a result of this transaction, the Company recognized a capital gain of approximately $40,000,000. Under existing federal income tax regulations, such taxes can be recovered in future periods to the extent capital losses are recognized. As a result of the decline in value of the equity index funds held by the Company during 2008, the duration of the impairment and the likelihood of near term recovery and the availability to carryback realized capital losses for federal income tax purposes upon their disposal, the Company determined that it was appropriate to sell the equity investments and recover a portion of the federal income taxes which were previously paid.

There were impairment charges on non-equity securities of $16,400,000 and $1,400,000 in 2008 and 2007 and no impairment charges in 2006. The 2008 impairment charges consisted of $5,400,000 on Lehman Brothers bonds and $11,000,000 on structured investment vehicles. The 2007 impairment charges consisted of $600,000 on bonds and $800,000 on a structured investment vehicle.

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

At December 31, 2008, Harleysville Group held the following fixed maturity investments and other invested assets which had previously been shown as securities lending collateral:

	Stated Maturity Date	Cost	Fair Value	Unrealized Gain(Loss)
	(in thousands)
Structured Investment Vehicles (SIVs)
Gryphon Funding Ltd. Note (formerly Cheyne Finance LLC)		$3,189	$3,189	$—
Stanfield Victoria LLC, Medium Term Note SER 144A		1,489	1,489	—
Stanfield Victoria LLC, Medium Term Note SER 144A		1,488	1,488	—
Liberty Lighthouse, Medium Term Note SER 144A	03/16/2010	2,577	1,914	(663)
Total SIVs		$8,743	$8,080	$(663)

Other Investments
CIT Group Inc., Medium Term Note SER A	05/14/2009	$2,577	$2,518	$(59)
Hertz Vehicle Financing LLC ABS	02/25/2010	859	851	(8)
Monumental Global Funding III, Medium Term Note	05/24/2010	2,578	2,393	(185)
Monumental Global Funding II, Medium Term Note	09/22/2009	2,577	2,565	(12)
Pacific Life Global Funding Note SER 144A	08/09/2009	2,578	2,520	(58)
SLM Corp. Medium Term Note SER 144A	03/16/2009	8,248	8,140	(108)
Total Other Investments		$19,417	$18,987	$(430)

Total		$28,160	$27,067	$(1,093)

The SIV investments consist predominantly of asset-backed and mortgage-backed securities. Each of the SIVs listed above represents a senior claim on the assets of the issuer. The Cheyne holding was restructured and replaced with the Gryphon Funding Ltd. pass-thru note. This security is now classified as other invested assets on the balance sheet. The Stanfield Victoria holdings are in technical default and are currently under the supervision of receivers appointed to protect the interests of senior creditors. In September 2008, a Sigma Finance Inc. Medium Term Note, a SIV holding, was downgraded to Ca by Moody’s as the result of a notice of default served on Sigma by one of its counterparties. Sigma entered into receivership in October 2008 and the security was written down to zero as of December 31, 2008. In 2008, impairment losses of $1,700,000 on Gryphon, $1,600,000 on Stanfield Victoria and $7,700,000 on Sigma were recognized due to a significant deterioration in the credit worthiness of the issuer. In 2007, an impairment loss of $830,000 was recognized on Gryphon.

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

In April 2008, a cash distribution of approximately 17% of the principal due on Cheyne Finance LLC was received in connection with the restructuring of the security. An additional cash distribution of approximately 7% of the principal due was received in August 2008 in connection with the restructuring of the security, which was exchanged for the Gryphon Funding Ltd. note in July 2008. In December 2008, a cash distribution of approximately 15% of the principal due on the Stanfield Victoria holdings was received.

Harleysville Group has not directly held or issued derivative financial instruments during the periods presented.

4 - Reinsurance

In the ordinary course of business, Harleysville Group cedes insurance to, and assumes insurance from, insurers to limit its maximum loss exposure through diversification of its risks. See Note 2(a) for discussion of reinsurance with the Mutual Company. Reinsurance contracts do not relieve Harleysville Group of primary liability as the originating insurer. After excluding reinsurance transactions with the Mutual Company under the pooling arrangement in the assumed and ceded amounts below, the effect of Harleysville Group’s share of other reinsurance on premiums written and earned is as follows:

	2008	2007	2006
	(in thousands)
Premiums written:
Direct	$1,045,690	$916,801	$904,970
Assumed	11,365	13,559	21,222
Ceded	(106,925)	(92,367)	(87,375)
Net premiums written	$950,130	$837,993	$838,817
Premiums earned:
Direct	$1,010,203	$907,660	$900,029
Assumed	12,477	16,252	23,181
Ceded	(104,165)	(90,888)	(84,389)
Net premiums earned	$918,515	$833,024	$838,821

Losses and loss settlement expenses are net of reinsurance recoveries of $62,821,000, $34,901,000 and $40,633,000 for 2008, 2007 and 2006, respectively.

5 - Property and Equipment

Property and equipment consisted of land and buildings with a cost of $26,409,000 and $26,270,000, and equipment, including software, with a cost of $7,297,000 and $9,726,000 at December 31, 2008 and 2007, respectively. Accumulated depreciation related to such assets was $21,195,000 and $22,521,000 at December 31, 2008 and 2007, respectively.

Rental expense under leases with non-affiliates amounted to $2,494,000, $2,732,000 and $3,033,000 for 2008, 2007 and 2006, respectively. Operating lease commitments were not material at December 31, 2008.

In the second quarter of 2007, the Company sold its office building in Traverse City, Michigan and recognized a pre-tax gain of $2,700,000 which is included in other income.

6 - Liability for Unpaid Losses and Loss Settlement Expenses

Activity in the liability for unpaid losses and loss settlement expenses is summarized as follows:

	2008	2007	2006
	(in thousands)
Liability at January 1	$1,546,690	$1,493,645	$1,480,802
Less reinsurance recoverables	164,878	163,796	243,712
Net liability at January 1	1,381,812	1,329,849	1,237,090
Incurred related to:
Current year	642,576	545,077	557,908
Prior years	(31,808)	(22,047)	(18,085)
Total incurred	610,768	523,030	539,823
Paid related to:
Current year	227,056	181,406	165,409
Prior years	360,810	289,661	281,655
Total paid	587,866	471,067	447,064
Adjustment to beginning reserves resulting from change in pool participation percentage	(153,535)
Total paid adjusted for pool change	434,331
Net liability at December 31	1,558,249	1,381,812	1,329,849
Plus reinsurance recoverables	209,352	164,878	163,796
Liability at December 31	$1,767,601	$1,546,690	$1,493,645

In 2008, Harleysville Group recognized net favorable development of $31,800,000 in the provision for insured events of prior years, primarily due to lower-than-expected claims severity broadly experienced across all casualty lines in accident years 2003 through 2006, partially offset by adverse development in accident year 2007 and accident years prior to 2003. A higher-than-expected level of claims severity was observed in accident year 2007 and led to the recognition of approximately $4,300,000 of adverse development in this accident year during 2008.

A reduction in commercial automobile severity was observed during 2008 and led to the recognition of $19,500,000 of favorable development in this line in 2008. Approximately $1,600,000 of the favorable development experienced in this line during 2008 is related to the Company’s involuntary pools.

A reduction in workers compensation severity in accident years 2003 through 2006 was observed during 2008 and led to the recognition of favorable development for those accident years in 2008. An increase in workers compensation medical severity in accident years 2002 and prior was observed during 2008 and led to the recognition of adverse development for those accident years in 2008. An increase in severity in accident year 2007 was observed in this line during 2008 and led to the recognition of $900,000 of adverse development during the year. In total, $1,400,000 in favorable development was recognized in the workers compensation line during 2008.

In the commercial multi-peril line of business, a reduction in severity in accident year 2006 and a reduction in claim frequency in accident year 2007 were observed during 2008 and contributed to the recognition of favorable development for those accident years in 2008. A slight increase in commercial multi-peril severity in the liability portion of the line in accident years prior to 2005 was observed during 2008 and contributed to the recognition of adverse development for those accident years in 2008. In total, $1,200,000 in favorable development was recognized in the commercial multi-peril line during 2008.

A reduction in other commercial lines severity in accident years 2006 and prior was widely observed during 2008 and led to the recognition of $3,200,000 of favorable development in this line during 2008.

A reduction in personal automobile severity in accident years 2006 and prior was observed during 2008. A slight increase in severity in accident year 2007 was observed in this line during 2008 and led to the recognition of $900,000 of adverse development during the year. In total, $7,500,000 of favorable development was recognized in the personal auto line during 2008.

A reduction in homeowners severity in accident years 2006 and prior was observed during 2008. A slight increase in claim severity and an increase in claim frequency in accident year 2007 was observed in this line during 2008 and led to the recognition of $1,200,000 of adverse development during the year. In total, $700,000 of favorable development was recognized in the homeowners line during 2008.

An increase in other personal lines severity was observed during 2008, primarily related to the emergence of a single $1,000,000 claim in the third quarter. In total, $1,600,000 of adverse development was recognized in other personal lines during 2008.

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

7 - Borrowings

Debt

Debt is as follows:

	December 31,
	2008	2007
	(in thousands)
Notes, 5.75%, due 2013	$100,000	$100,000
Demand term-loan payable to the Mutual Company, LIBOR plus 0.45%, due 2012	18,500	18,500
Total debt	$118,500	$118,500

The fair value of the notes was $94,188,000 and $97,882,000 at December 31, 2008 and 2007, respectively, based on quoted market prices for the same or similar debt. The carrying value of the remaining debt approximates fair value.

Interest paid was $6,406,000, $6,808,000 and $6,760,000 in 2008, 2007 and 2006 respectively.

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

8 - Shareholders’ Equity

Comprehensive income consisted of the following:

	2008	2007	2006
	(in thousands)
Net income	$42,319	$100,054	$111,069
Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized investment holding gains (losses) arising during period, net of taxes (benefits) of $(24,111), $8,191 and $639	(44,777)	15,212	1,186
Less:
Reclassification adjustment for (gains) losses included in net income, net of (taxes) benefits of $20,944, $(353) and $(14,202)	38,897	(656)	(26,375)
Net unrealized investment gains (losses)	(5,880)	14,556	(25,189)
Defined benefit pension plans:
Net actuarial gain (loss) arising during the period, net of taxes (benefit) of $(17,372) and $2,862	(32,260)	5,313
Recognition of net actuarial loss in net periodic pension cost, net of taxes of $82 and $386	151	716
Minimum pension liability adjustment, net of taxes of $2,646			4,915
Defined benefit pension plan	(32,109)	6,029	4,915
Other comprehensive income (loss)	(37,989)	20,585	(20,274)
Comprehensive income	$4,330	$120,639	$90,795

Accumulated other comprehensive income consisted of the following amounts (which are net of tax):

	December 31,
	2008	2007
	(in thousands)
Unrealized investment gains	$17,605	$23,485
Defined benefit pension plan-net actuarial loss	(34,995)	(2,886)
Accumulated other comprehensive income (loss)	$(17,390)	$20,599

A source of cash for the payment of dividends is dividends from subsidiaries. Harleysville Group Inc.’s insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to risk-based capital requirements and to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2008, $58.9 million would be available for distribution to Harleysville Group Inc. after November 24, 2009 without prior approval.

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

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2008 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company’s eight insurance subsidiaries at December 31, 2008 ranged from 421% to 726%.

The following table contains selected information for Harleysville Group Inc.’s property and casualty insurance subsidiaries, as determined in accordance with prescribed statutory accounting practices:

	2008	2007	2006
	(in thousands)
Statutory capital and surplus	$588,892	$671,895	$686,149
Statutory unassigned surplus	$458,623	$541,626	$551,880
Statutory net income	$26,951	$114,343	$131,263

9 - Income Taxes

The components of income tax expense (benefit) are as follows:

	2008	2007	2006
	(in thousands)
Current	$18,535	$31,928	$33,118
Deferred	(9,892)	11,013	13,123
	$8,643	$42,941	$46,241

Cash paid for federal income taxes in 2008, 2007 and 2006 was $31,500,000, $28,550,000 and $32,750,000, respectively.

The actual income tax rate differed from the statutory federal income tax rate applicable to income before income taxes as follows:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(18.4)	(5.1)	(5.5)
Other, net	0.4	0.1	0.1
	17.0%	30.0%	29.6%

The tax effects of the significant temporary differences that give rise to deferred tax liabilities and assets are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax liabilities:
Deferred policy acquisition costs	$38,619	$35,684
Unrealized investment gains	9,480	12,646
Other	12,026	11,388
Total deferred tax liabilities	60,125	59,718
Deferred tax assets:
Unearned premiums	31,016	28,803
Losses incurred	59,628	55,101
Pension plan	17,992	1,664
Other	20,381	12,694
Total deferred tax assets	129,017	98,262
Net deferred tax asset	$68,892	$38,544

A valuation allowance is required to be established for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the benefit of the deferred tax asset will be realized through the generation of future income. Therefore, no such valuation allowance has been established.

Effective January 1, 2007, Harleysville Group adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” As of December 31, 2008 and 2007, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2005 through 2008 were open for examination as of December 31, 2008.

10 - Incentive Plans

Under SFAS No. 123(R), the compensation expense for the various share-based compensation plans that has been charged against income before income taxes and cumulative effect of accounting change was $5,899,000, $4,723,000 and $4,529,000 for 2008, 2007 and 2006, respectively with a corresponding income tax benefit of $1,964,000, $1,555,000 and $1,467,000 for 2008, 2007 and 2006, respectively.

Fixed Stock Option Plans

Harleysville Group has an Equity Incentive Plan (EIP) for key employees. Awards may be made in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or any combination of the above. The EIP was amended in 1997, 2006 and 2007 and limited future awards to an aggregate of 1,000,000 shares, plus the remaining shares under the 1997 plan, of Harleysville Group Inc.’s common stock. Such shares may be authorized and unissued shares or treasury shares. The plan provides that stock options may become exercisable from six months to 10 years from the date of grant with an exercise price not less than fair market value on the date of grant. Options granted normally vest 33 1/3% at the end of one year, 33 1/3% at the end of two years and 33 1/3% at the end of three years from the date of grant. SARs have not been material. Restricted stock awards have vesting periods of three to five years and vest 100% at the end of the period. Restricted stock units have vesting periods of three to five years and vest 100% at the end of the period.

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

	For the year ended December 31,
	2008	2007	2006
Risk-free interest rate	2.76%	4.65%	4.96%
Expected term	5.5 years	6 years	6 years
Dividend yield	2.90%	2.19%	2.38%
Expected volatility	28.13%	32.64%	34.67%

A summary of share option activity under the plan is as follows:

	Number Of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2005	2,468,497	$22.30
Granted—2006	311,840	29.38
Exercised—2006	(900,154)	21.92
Forfeited—2006	(49,529)	24.34
Outstanding at December 31, 2006	1,830,654	23.65
Granted—2007	277,150	34.75
Exercised—2007	(399,122)	22.59
Forfeited—2007	(23,212)	31.31
Outstanding at December 31, 2007	1,685,470	25.62
Granted—2008	346,340	34.50
Exercised—2008	(404,842)	22.47
Forfeited—2008	(32,531)	33.72
Outstanding at December 31, 2008	1,594,437	$28.18	6.5	10,441
Exercisable at:
December 31, 2008	1,007,879	$24.91	5.3	$9,897

The per share weighted-average fair value of options granted during 2008, 2007 and 2006 was $7.52, $11.03 and $9.70, respectively. The total intrinsic value of options exercised was $5,557,000, $4,111,000, and $9,375,000 for 2008, 2007 and 2006, respectively.

The expense to be recorded over the vesting period for restricted stock and restricted stock unit awards is determined utilizing the number of awards granted and the grant date fair market value.

A summary of restricted stock activity under the plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards at January 1, 2008	219,972	$30.30
Granted 2008	93,774	35.68
Vested 2008	(40,271)	22.54
Forfeited 2008	(18,558)	32.47
Restricted stock awards at December 31, 2008	254,917	$33.34

The total fair market value of restricted shares which vested during 2008 and 2007 was $993,000 and $363,000, respectively.

During 2008 and 2007, a total of 22,040 and 17,440, respectively, restricted stock units were granted at a weighted average grant date fair value of $38.92 and $34.76 per unit, respectively. There were no grants of restricted stock units in 2006.

For share options and restricted stock and restricted stock unit awards granted under the plan, the Company recognized compensation expense of $5,105,000, $3,550,000 and $3,109,000 in 2008, 2007 and 2006, respectively. As of December 31, 2008 the Company’s total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, restricted stock and restricted stock unit awards) granted under the plan was $6,246,000. The cost is expected to be recognized over a weighted average period of 2.2 years.

Other Stock Purchase and Incentive Plans

Harleysville Group Inc. is authorized to issue up to 3,150,000 shares of common stock under the terms of the Amended and Restated Employee Stock Purchase Plan. Such shares may be authorized and unissued shares or treasury shares. Virtually all employees are eligible to participate in the plan, under which a participant may elect to have up to 15% of base pay withheld to purchase shares. The purchase price of the stock is 85% of the lower of the beginning-of-the-subscription-period or end-of-the-subscription-period fair market value. Subscription periods run from January 15 through July 14, or July 15 through January 14 in each year.

In determining the expense to be recorded for the employee stock purchase plan, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Purchase Plan
	For the year ended December 31,
	2008	2007	2006
Risk-free interest rate	2.48%	5.06%	4.84%
Expected term	6 months	6 months	6 months
Dividend yield	2.96%	2.23%	2.39%
Expected volatility	26.91%	18.34%	23.33%

The weighted-average fair value of options granted under the employee stock purchase plan was $7.14, $6.74 and $6.11 for 2008, 2007 and 2006, respectively. The total intrinsic value of options exercised under the plan was $241,000, $297,000 and $581,000 for 2008, 2007 and 2006, respectively. Compensation expense of $288,000, $281,000 and $336,000 related to grants under the plan was recognized in 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $11,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of one month.

The 2005 Non-Employee Directors’ Deferred Stock Unit Plan provided for the grant of up to 110,000 fully vested deferred stock units to outside directors of Harleysville Group Inc. and the Mutual Company. Each stock unit represents the right to receive, without payment to the Company, one share of common stock of Harleysville Group Inc. The plan was amended and restated in 2007 to provide for the grant of awards in the form of stock options, deferred stock units and restricted stock and was renamed the Amended and Restated Directors’ Equity Compensation Plan. The aggregate number of shares which may be issued under the plan is 500,000, which may be either authorized and unissued shares or treasury shares. At each April Board of Directors meeting, each non-employee director shall receive a number of deferred stock units equal to the result of dividing $50,000 by the fair market value of a share of HGI common stock.

The expense to be recorded for the deferred stock units is determined utilizing the number of awards granted and the grant date fair market value. The expense is recognized at the date of grant as the awards are fully vested. In 2008, 2007 and 2006, respectively, there were 15,092, 16,574 and 10,050 units issued under the plan for which $502,000, $454,000 and $254,000 of expense was recognized. The weighted average grant date fair value of units granted during 2008, 2007 and 2006 was $36.96, $32.08 and $29.85 per unit, respectively.

The Long Term Incentive Plan (LTIP) provides for the issuance of up to 600,000 shares of Harleysville Group Inc. common stock, which may be authorized and unissued shares or treasury shares. Shares are awarded to key employees based on the total shareholder return of the Company’s stock relative to the total shareholder return of a group of insurance company stocks for a three year period. The most recent plan was in effect for the three year period January 1, 2005 through December 31, 2007. The fair value of the stock component of the plan was estimated on the date of grant using a 10,000 trial simulation with the following assumptions:

Plan Years 2005-2007
Risk-free interest rate	3.63%
Expected volatility	37.2%
Target number of shares to be issued	68,592

The weighted-average grant date fair value of the 2005-2007 plan stock award was $19.64 per share. Compensation expense of $434,000, and $823,000 was recognized related to the stock component of the LTIP for 2007 and 2006, respectively. As of December 31, 2008, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the LTIP. During 2008, 111,395 shares were issued in connection with plan years 2005-2007. During 2007, 95,704 shares were issued in connection with plan years 2004-2006. No shares were issued under the plan in 2006.

The LTIP also has a cash component. This component is accounted for under the liability method of SFAS No. 123(R). Compensation expense of $407,000 and $616,000 was recognized related to the cash component of the LTIP for 2007 and 2006, respectively. As of December 31, 2008, there was no unrecognized compensation cost related to the cash component.

Cash received from option exercises under all share-based payment arrangements for 2008, 2007 and 2006 was $9,410,000, $9,034,000 and $20,050,000, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements was $1,945,000, $1,439,000 and $3,281,000, respectively, for 2008, 2007 and 2006.

Harleysville Group has incentive bonus plans. The plans were amended in 2006 to include virtually all employees. Cash bonuses are earned on a formula basis depending upon the performance of Harleysville Group and the Mutual Company in relation to certain targets. Harleysville Group’s expense for such plans was $6,111,000, $5,920,000 and $6,901,000 for 2008, 2007 and 2006, respectively.

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

The following table sets forth the year-end status of the plan including the Mutual Company:

	2008	2007
	(in thousands)
Change in benefit obligation
Benefit obligation at January 1	$175,548	$188,403
Interest cost	11,312	10,934
Net actuarial (gain) loss	9,796	(16,760)
Benefits paid	(7,661)	(7,029)
Benefit obligation at December 31	$188,995	$175,548
Accumulated benefit obligation at December 31	$188,995	$175,548
Change in plan assets
Fair value of plan assets at January 1	$165,255	$161,774
Actual return on plan assets	(46,531)	7,358
Contributions	3,000	3,000
Benefits paid	(7,252)	(6,877)
Fair value of plan assets at December 31	$114,472	$165,255
Funded status at December 31	$(74,523)	$(10,293)
Harleysville Group portion:
Amount recognized in the statement of financial position	$(54,302)	$(7,525)
Amount recognized in accumulated other comprehensive income:
Net actuarial loss	$53,838	$4,439

The net periodic pension cost for the plan including the Mutual Company consists of the following components:

	2008	2007	2006
	(dollars in thousands)
Components of net periodic pension cost:
Service cost			$2,365
Interest cost	$11,312	$10,934	10,565
Expected return on plan assets	(12,372)	(11,880)	(11,698)
Recognized net actuarial loss	362	1,682	1,927
Amortization of prior service cost			5
Net transition amortization			13
Curtailment gain			(222)
Net periodic pension cost (benefit):
Entire plan	$(698)	$736	$2,955
Harleysville Group portion	$(164)	$480	$1,945
Other changes recognized in other comprehensive income - Harleysville Group portion
Net actuarial (gain) loss arising during the period	$49,632	$(8,175)
Recognition of actuarial loss in net periodic benefit cost	(233)	(1,102)
Total recognized in other comprehensive income - Harleysville Group portion	$49,399	$(9,277)
Total recognized in net periodic benefit cost and other comprehensive income	$49,235	$(8,797)
Additional information:
Change in minimum liability included in other comprehensive income—Harleysville Group portion			$(7,561)
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.20%	6.55%	5.95%
Weighted-average assumptions used to determine net cost for years ended December 31:
Discount rate	6.55%	5.95%	5.70%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase - supplemental executive retirement plan through March 31, 2006	N/A	N/A	4.50%

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost in 2009 are as follows: net actuarial loss $1,775,000.

The discount rate assumption used to determine the benefit obligation was based on high quality bond yields that relate to the estimated timing of benefit payouts of the plan.

Harleysville Group’s pension plan asset allocations at December 31, 2008 and 2007 are as follows:

	2008	2007
Asset Category:
Cash and cash equivalents	10%	8%
Equity securities	69%	73%
Debt securities	21%	19%
Total	100%	100%

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

Cash Flows

The expected 2009 contribution to the pension plan is $4,305,000, of which $3,368,000 is Harleysville Group’s expected portion.

The following benefit payments, which reflect service through March 31, 2006, are expected to be paid:

	December 31,
	Total Plan	Harleysville Group’s Portion
2009	$8,141,000	$5,832,000
2010	8,382,000	6,005,000
2011	8,724,000	6,250,000
2012	9,218,000	6,604,000
2013	9,773,000	7,001,000
2014-2018	58,160,000	41,666,000

Harleysville Group has profit-sharing plans covering qualified employees. Harleysville Group’s expense under the plans was $3,868,000, $4,264,000 and $3,956,000 for 2008, 2007 and 2006, respectively. The plan was amended, effective April 1, 2006, to require a Company core contribution, equal to 5% of salary, to be automatically contributed to all eligible employees’ accounts on a biweekly basis regardless of the employees’ salary deferral amounts into the plan. Harleysville Group’s expense for the Company core contribution was $3,822,000, $3,738,000 and $2,866,000 in 2008, 2007 and 2006, respectively.

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

Financial data by segment is as follows:

	2008	2007	2006
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$757,196	$689,518	$693,229
Personal lines	161,319	143,506	145,592
Total premiums earned	918,515	833,024	838,821
Net investment income	113,555	110,827	102,609
Realized investment gains (losses), net	(59,841)	875	40,605
Other	13,087	17,286	17,136
Total revenues	$985,316	$962,012	$999,171
Income before income taxes and cumulative effect of accounting change:
Underwriting gain (loss):
Commercial lines	$(10,723)	$16,126	$(2,972)
Personal lines	(2,621)	9,978	14,611
SAP underwriting gain (loss)	(13,344)	26,104	11,639
GAAP adjustments	8,622	(17)	(3,721)
GAAP underwriting gain (loss)	(4,722)	26,087	7,918
Net investment income	113,555	110,827	102,609
Realized investment gains (losses), net	(59,841)	875	40,605
Other	1,970	5,206	5,236
Income before income taxes and cumulative effect of accounting change	$50,962	$142,995	$156,368

The GAAP adjustment of $8,622,000 for 2008 includes the impact of deferring the ceding commission paid in January 2008 of $11,338,000 related to the change in the intercompany pooling agreement as described in Note 2 of the Notes to Consolidated Financial Statements. The impact on commercial lines was $9,376,000 and the impact on personal lines was $1,962,000.

13 - Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	2008	2007	2006
	(dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Income before cumulative effect of accounting change	$42,319	$100,054	$110,127
Denominator for basic earnings per share – weighted-average shares outstanding	28,933,259	30,902,593	31,011,310
Effect of stock incentive plans	386,874	452,048	514,344
Denominator for diluted earnings per share	29,320,133	31,354,641	31,525,654
Basic earnings per share
Income before cumulative effect of accounting change	$1.46	$3.24	$3.55
Diluted earnings per share
Income before cumulative effect of accounting change	$1.44	$3.19	$3.49

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	2008	2007	2006
	(in thousands)

Number of options	—	228	—

14 - Quarterly Results of Operations (Unaudited)

	2008
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total
Revenues	$261,855	$261,520	$232,512	$229,429	$985,316
Losses and expenses	228,009	250,615	229,613	226,117	934,354
Net income	24,142	9,362	4,188	4,627	42,319
Earnings per common share:
Basic net income	$.80	$.32	$.15	$.17	$1.46
Diluted net income	$.79	$.31	$.15	$.16	$1.44

	2007
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total
Revenues	$236,897	$242,341	$242,069	$240,705	$962,012
Losses and expenses	204,366	204,792	205,029	204,830	819,017
Net income	22,902	26,435	25,582	25,135	100,054
Earnings per common share:
Basic net income	$.72	$.84	$.85	$.84	$3.24
Diluted net income	$.71	$.82	$.83	$.82	$3.19

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harleysville Group Inc.:

We have audited the accompanying consolidated balance sheets of Harleysville Group Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harleysville Group Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harleysville Group Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 10, 2009

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

The management of Harleysville Group Inc. and its subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the control criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that Harleysville Group’s internal control over financial reporting is effective as of December 31, 2008.

The independent registered public accounting firm of KPMG LLP, as auditors of Harleysville Group’s consolidated financial statements, has issued an audit report on the effectiveness of Harleysville Group’s internal control over financial reporting.

/s/ MICHAEL L. BROWNE	/s/ ARTHUR E. CHANDLER
Michael L. Browne	Arthur E. Chandler
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

March 10, 2009

(c) Attestation Report of the Registered Public Accounting Firm

Item 9B.

Other Information.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harleysville Group Inc.:

We have audited Harleysville Group Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harleysville Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Harleysville Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harleysville Group Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 10, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 10, 2009

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 22, 2009, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.

Executive Compensation.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 22, 2009, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 22, 2009, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 22, 2009, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.

Principal Accounting Fees and Services.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 22, 2009, which shall be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

(1)

The following consolidated financial statements are filed as a part of this report:

Consolidated Financial Statements

Page

Consolidated Balance Sheets as of

December 31, 2008 and 2007

52

Consolidated Statements of Income for

Each of the Years in the Three-year

Period Ended December 31, 2008

53

Consolidated Statements of Shareholders’

Equity for Each of the Years in the Three-

year Period Ended December 31, 2008

54

Consolidated Statements of Cash Flows

for Each of the Years in the Three-year

Period Ended December 31, 2008

56

Notes to Consolidated Financial Statements

57

Report of Independent Registered Public Accounting Firm

83

(2)

The following consolidated financial statement schedules for the years 2008, 2007 and 2006 are submitted herewith:

Financial Statement Schedules

Schedule I.

Summary of Investments - Other

Than Investments in Related

Parties

93

Schedule II.

Condensed Financial Information

of Parent Company

94

Schedule III.

Supplementary Insurance

Information

97

Schedule IV.

Reinsurance

98

Schedule VI.

Supplemental Insurance Information

Concerning Property and Casualty

Subsidiaries

99

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

(3)(B)

Amended and Restated By-laws of Registrant - incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2009.

(4)

Indenture between the Registrant and J. P. Morgan Trust Company, N.A., dated as of July 7, 2003 - incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Report dated July 7, 2003.

(10)(A)+

Standard Deferred Compensation Plan for Directors of Harleysville Mutual Insurance Company and Harleysville Group Inc. Amended and Restated effective January 1, 2008 - incorporated herein by reference to Exhibit 10(A) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(B)+

Harleysville Insurance Companies Director Deferred Compensation Plan Approved by the Board of Directors November 25, 1987 - incorporated herein by reference to Exhibit (10)(B) to the Registrant’s Form S-3 Registration Statement No. 33-28948 filed May 25, 1989.

(10)(C)+

Harleysville Group Inc. Non-Qualified Deferred Compensation Plan Amended and Restated as of January 1, 2008 - incorporated herein by reference to Exhibit (10)(C) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(D)+

Pension Plan of Harleysville Group Inc. and Associated Employers Amended and Restated as of January 1, 2008 - incorporated herein by reference to Exhibit (10)(D) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(E)+

Harleysville Mutual Insurance Company/ Harleysville Group Inc. Senior Management Incentive Compensation Plan As Amended and Restated as of November 14, 2000 - incorporated herein by reference to Exhibit (10)(E) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(E)(1)+

Amendment 2007-1, effective January 1, 2008, to the Harleysville Mutual Insurance Company/ Harleysville Group Inc. Senior Management Incentive Compensation Plan as Amended and Restated as of November 14, 2000 - incorporated herein by reference to Exhibit (10)(E)(1) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(F)+

Amended and Restated Equity Incentive Plan of Registrant as of April 25, 2007 - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2007.

(10)(F)(1)+

Amendment 2007-1, effective December 20, 2007, to the Amended and Restated Equity Incentive Plan of Registrant, dated April 25, 2007 - incorporated herein by reference to Exhibit (10)(F)(1) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(G)

Tax Allocation Agreement dated December 24, 1986 among Harleysville Insurance Company of New Jersey, Huron Insurance Company, Worcester Insurance Company, McAlear Associates, Inc. and the Registrant - incorporated herein by reference to Exhibit (10)(Q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986.

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

(10)(I)(2)

Amendment, effective January 1, 1989, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Atlantic Insurance Company of Savannah and Worcester Insurance Company - incorporated herein by reference to Exhibit (10)(U) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.

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

  Exhibit

     No.

Description of Exhibits

(10)(I)(8)

Amendment, effective January 1, 2008, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Harleysville Preferred Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Harleysville Worcester Insurance Company, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Pennland Insurance Company, Harleysville Lake States Insurance Company and Harleysville Insurance Company - incorporated herein by reference to Exhibit (10)(I)(8) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

(10)(N)*

Form of Amended Consolidated and Restated Compensation Allocation Agreement between Harleysville Group Inc. and Harleysville Mutual Insurance Company, Harleysville Life Insurance Company, Harleysville Worcester Insurance Company, Harleysville Insurance Company of New York, Harleysville Preferred Insurance Company, Harleysville Pennland Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Harleysville Insurance Company of Ohio, Harleysville Insurance Company, Harleysville Lake States Insurance Company, Mainland Insurance Company, Harleysville Services, Inc., Harleysville Ltd., and Insurance Management Resources L.P.

(10)(O)

Equipment and Supplies Allocation Agreement dated January 1, 1993 between Harleysville Mutual Insurance Company and Harleysville Group Inc. - incorporated herein by reference to Exhibit (10)(V) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

(10)(P)+

Form of Change of Control Employment Agreements effective January 1, 2008 - incorporated herein by reference to Exhibit (10)(P) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(P)(1)+

List of Executive Officers who have executed a Change of Control Agreement with the Company substantially similar to the form described in Exhibit (10)(P) - incorporated herein by reference to Exhibit (10)(P)(1) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

  Exhibit

     No.

Description of Exhibits

(10)(Q)+

Harleysville Group Inc. Supplemental Retirement Plan Amended and Restated as of January 1, 2008 - incorporated herein by reference to Exhibit (10)(Q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

(10)(T)+

Non-Qualified Excess Contribution and Match Program - Amended and Restated as of January 1, 2008 - incorporated herein by reference to Exhibit (10)(T) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(U)

Agency Stock Purchase Plan - incorporated herein by reference to Exhibit 4(A) to the Registrant’s Form S-3 Registration Statement No. 33-90810 filed December 6, 2005.

(10)(V)+

Harleysville Group Inc. Amended and Restated Directors’ Equity Compensation Plan - incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2007.

(10)(V)(1)+

Amendment 2007-1, effective December 20, 2007, to the Harleysville Group Inc. Amended and Restated Directors’ Equity Compensation Plan - incorporated herein by reference to Exhibit (10)(V)(1) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(X)+

Non-Employee Director Compensation - incorporated herein by reference to Exhibit (10)(X) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

(10)(AB)+

Form of Restricted Stock Units Award Agreement - incorporated herein by reference to Exhibit (10)(AB) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(AC)+

Amended and Restated Employee Stock Purchase Plan - incorporated by reference to Exhibit 4.1 to the Registrant’s Periodic Report on Form 10-Q for the period ended June 30, 2008.

(21)*

Subsidiaries of Registrant.

(23)*

Report and Consent of Independent Registered Public Accounting Firm

(31.1)*

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  Exhibit

     No.

Description of Exhibits

(32.1)*

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)*

Form 11-K Annual Report for the Harleysville Group Inc. Amended and Restated Employee Stock Purchase Plan for the year ended December 31, 2008.

———————

+

A management contract, compensatory plan or arrangement required to be separately identified by reason of the provision of Item 14(a)(3).

*

Filed herewith.

HARLEYSVILLE GROUP

SCHEDULE I - SUMMARY OF INVESTMENTS -

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2008

(in thousands)

Type of Investment	Cost	Value	Amount at Which Shown in the Balance Sheet
Fixed maturities:
United States government and government agencies and authorities	$117,997	$125,272	$125,266

States, municipalities and political subdivisions	879,675	899,975	895,859
Mortgage-backed securities	385,314	400,120	400,120
All other corporate bonds	753,647	739,482	739,661
Total fixed maturities	2,136,633	2,164,849	2,160,906
Equity securities:
Common stocks:
Banks, trust and insurance companies	6	6	6
Industrial, miscellaneous and all other	95,998	98,809	98,809
Total equities	96,004	98,815	98,815
Short-term investments	210,682		210,682
Other invested assets	3,189		3,189
Total investments	$2,446,508		$2,473,592

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Short-term investments	$54,563	$3,981
Fixed maturities:
Available for sale, at fair value (cost $15 and $15)	15	15
Investments in common stock of subsidiaries (equity method)	708,626	807,485
Accrued investment income	21	27
Dividends receivable from subsidiaries		54,565
Due from affiliate		9,630
Federal income taxes recoverable	15,069
Other assets	12,385	13,997
Total assets	$790,679	$889,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$118,500	$118,500
Accounts payable and accrued expenses	9,391	10,786
Due to affiliate	10,154
Federal income tax payable		1,573
Total liabilities	138,045	130,859
Shareholders’ equity:
Preferred stock, $1 par value; authorized 1,000,000 shares, none issued
Common stock, $1 par value; authorized 80,000,000 shares; issued 2008, 34,254,581 and 2007, 33,656,253 shares; outstanding 2008, 28,156,672 and 2007, 30,322,905 shares	34,254	33,656
Additional paid-in capital	231,715	213,654
Accumulated other comprehensive income	(17,390)	20,599
Retained earnings	589,146	578,705
Treasury stock, at cost, 6,097,909 and 3,333,348 shares	(185,091)	(87,773)
Total shareholders’ equity	652,634	758,841
Total liabilities and shareholders’ equity	$790,679	$889,700

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Revenues	$6,282	$7,268	$7,579
Expenses:
Interest	6,572	7,085	6,943
Expenses other than interest	2,557	3,138	3,206
	(2,847)	(2,955)	(2,570)
Income tax benefit	(981)	(1,037)	(1,375)
Loss before equity in income of subsidiaries and cumulative effect of accounting change	(1,866)	(1,918)	(1,195)
Equity in income of subsidiaries	44,185	101,972	111,399
Cumulative effect of accounting change, net of income taxes			865
Net income	$42,319	$100,054	$111,069

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$42,319	$100,054	$111,069
Adjustments to reconcile net income to net cash used by operating activities:
Cumulative effect of accounting change, net of tax			(865)
Equity in income of subsidiaries	(44,185)	(101,972)	(111,399)
Decrease (increase) in accrued investment income	6	72	(36)
Increase (decrease) in accrued income taxes	(16,579)	1,167	(2,887)
Other, net	22,313	(1,662)	3,427
Net cash provided (used) by operating activities	3,874	(2,341)	(691)
Cash flows from investing activities:
Purchases of fixed maturity investments	(15)
Maturities of fixed maturity investments	15
Net sales (purchases) of short-term investments	(50,582)	17,983	(1,875)
Net cash provided (used) by investing activities	(50,582)	17,983	(1,875)
Cash flows from financing activities:
Issuance of common stock	9,649	9,427	22,011
Purchase of treasury stock	(97,318)	(63,286)
Dividends from subsidiaries	163,141	63,036	36
Dividends paid	(31,878)	(27,316)	(22,807)
Excess tax benefits from share-based payment arrangements	3,114	2,497	3,326
Net cash provided (used) by financing activities	46,708	(15,642)	2,566
Change in cash
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	Deferred Policy Acquisition Costs	Liability For Unpaid Losses and Loss Settlement Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Losses And Loss Settlement Expenses	Amortization Of Deferred Policy Acquisition Costs	Other Underwriting Expense	Premiums Written

Year ended
December 31, 2008
Commercial lines		$1,437,215	$356,704	$757,196		$500,440			$778,859
Personal lines		121,034	86,375	161,319		110,091			171,271
GAAP adjustments(1)		209,352	41,481			237
Total	$110,339	$1,767,601	$484,560	$918,515		$610,768	$227,287	$85,182	$950,130
Net investment income					$113,555

Year ended
December 31, 2007
Commercial lines		$1,270,788	$335,041	$689,518		$436,633			$693,168
Personal lines		111,024	76,424	143,506		86,102			144,825
GAAP adjustments(1)		164,878	38,721			295
Total	$101,954	$1,546,690	$450,186	$833,024		$523,030	$207,684	$76,223	$837,993
Net investment income					$110,827

Year ended
December 31, 2006
Commercial lines		$1,210,307	$331,391	$693,229		$453,941			$695,888
Personal lines		119,542	75,105	145,592		85,088			142,929
GAAP adjustments(1)		163,796	37,242			794
Total	$102,317	$1,493,645	$443,738	$838,821		$539,823	$212,872	$78,208	$838,817
Net investment income					$102,609

———————

(1)

GAAP adjustments are not determined separately for commercial and personal lines.

See Note 12 of the Notes to Consolidated Financial Statements.

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE IV - REINSURANCE

Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	Gross Amount	Ceded to		Assumed From		Net Amount	Percentage of Amount Assumed to Net
		Outside Companies	Affiliated Companies(1)	Outside Companies	Affiliated Companies(1)
Property and casualty premiums for year ended December 31,
2008	$853,439	$104,165	$761,751	$12,477	$918,515	$918,515	101.4%

2007	$828,442	$90,888	$753,806	$16,252	$833,024	$833,024	102.0%

2006	$803,960	$84,389	$742,752	$23,181	$838,821	$838,821	102.8%

———————

(1)

These columns include the effect of the intercompany pooling.

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING

PROPERTY AND CASUALTY SUBSIDIARIES

Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	Liability For Unpaid Losses and Loss Settlement Expenses	Discount, If Any, Deducted From Reserves(1)	Losses and Loss Settlement Expenses (Benefits) Incurred Related To		Paid Losses And Loss Settlement Expenses
			Current Year	Prior Years

Year ended:

December 31, 2008	$1,767,601	$6,823	$642,576	$(31,808)	$587,866

December 31, 2007	$1,546,690	$7,173	$545,077	$(22,047)	$471,067

December 31, 2006	$1,493,645	$7,423	$557,908	$(18,085)	$447,064

———————

Notes:

(1)

The amount of discount relates to certain long-term disability workers’ compensation cases. A discount rate of 3.5% was used.

(2)

Information required by remaining columns is contained in Schedule III.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harleysville Group Inc.

Date: March 10, 2009	By:	/s/ MICHAEL L. BROWNE
Michael L. Browne President, Chief Executive Officer and a Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. BROWNE	President, Chief Executive Officer and a Director (principal executive officer)	March 10, 2009
Michael L. Browne

/s/ ARTHUR E. CHANDLER	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 10, 2009
Arthur E. Chandler

/s/ WILLIAM W. SCRANTON	Chairman of the Board and a Director	March 10, 2009
William W. Scranton
/s/ BARBARA A. AUSTELL	Director	March 10, 2009
Barbara A. Austell
/s/ W. THACHER BROWN	Director	March 10, 2009
W. Thacher Brown
/s/ G. LAWRENCE BUHL	Director	March 10, 2009
G. Lawrence Buhl
/s/ MIRIAN M. GRADDICK-WEIR	Director	March 10, 2009
Mirian M. Graddick-Weir
/s/ WILLIAM GRAY	Director	March 10, 2009
William Gray
/s/ JERRY S. ROSENBLOOM	Director	March 10, 2009
Jerry S. Rosenbloom
/s/ WILLIAM E. STORTS	Director	March 10, 2009
William E. Storts

Exhibit Index

Exhibit No.	Description of Exhibits

(10)(N)

Form of Amended Consolidated and Restated Compensation Allocation Agreement between Harleysville Group Inc. and Harleysville Mutual Insurance Company, Harleysville Life Insurance Company, Harleysville Worcester Insurance Company, Harleysville Insurance Company of New York, Harleysville Preferred Insurance Company, Harleysville Pennland Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Harleysville Insurance Company of Ohio, Harleysville Insurance Company, Harleysville Lake States Insurance Company, Mainland Insurance Company, Harleysville Services, Inc., Harleysville Ltd., and Insurance Management Resources L.P.

(21)	Subsidiaries of Registrant.

(23)	Report and Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Form 11-K Annual Report for the Harleysville Group Inc. Amended and Restated Employee Stock Purchase Plan for the year ended December 31, 2008.