Form 10-Q
period 2009-03-31
HARLEYSVILLE GROUP INC
filed 2009-05-01
CIK 792013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————
FORM 10-Q
——————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐.

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

At April 28, 2009  28,085,955 shares of common stock of Harleysville Group were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 1.  Financial Statements

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $241,732 and $250,798)	$235,645	$246,855
Available for sale, at fair value (amortized cost $1,971,905 and $1,889,778)	2,021,513	1,914,051
Equity securities, at fair value (cost $134,162 and $96,004)	126,597	98,815
Short-term investments, at cost, which approximates fair value	114,658	210,682
Other invested assets, at cost, which approximates fair value	2,804	3,189
Total investments	2,501,217	2,473,592
Cash	146	146
Receivables:
Premiums	140,639	142,602
Reinsurance	208,293	212,654
Accrued investment income	25,069	25,630
Total receivables	374,001	380,886
Deferred policy acquisition costs	110,944	110,339
Prepaid reinsurance premiums	38,956	41,481
Property and equipment, net	13,151	12,511
Deferred income taxes	64,085	68,892
Due from affiliate	2,060
Other assets	57,716	67,471
Total assets	$3,162,276	$3,155,318
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $280,987 and $278,841)	$1,776,893	$1,767,601
Unearned premiums (affiliate $71,630 and $68,748)	480,799	484,560
Accounts payable and accrued expenses	114,429	119,063
Due to affiliate		12,960
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Total liabilities	2,490,621	2,502,684
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 34,458,922 and 34,254,581 shares; outstanding 28,192,769 and 28,156,672 shares	34,459	34,254
Additional paid-in capital	236,533	231,715
Accumulated other comprehensive loss	(7,371)	(17,390)
Retained earnings	597,959	589,146
Treasury stock, at cost, 6,266,153 and 6,097,909 shares	(189,925)	(185,091)
Total shareholders’ equity	671,655	652,634
Total liabilities and shareholders’ equity	$3,162,276	$3,155,318

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the three months ended March 31, 2009 and 2008
(dollars in thousands, except per share data)

	2009	2008
Revenues:
Premiums earned from affiliate (ceded to affiliate, $181,654 and $189,896)	$218,023	$229,373
Investment income, net of investment expense	26,389	29,198
Realized investment losses, net	(943)	(232)
Other income (affiliate $1,471 and $1,619)	3,425	3,516
Total revenues	246,894	261,855
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $120,368 and $126,933)	146,729	147,310
Amortization of deferred policy acquisition costs	54,097	56,956
Other underwriting expenses	20,726	20,911
Interest expense (affiliate $140 and $190)	1,622	1,672
Other expenses	812	1,160
Total expenses	223,986	228,009
Income before income taxes	22,908	33,846
Income taxes	5,619	9,704
Net income	$17,289	$24,142
Per common share:
Basic net income	$.61	$.80
Diluted net income	$.61	$.79

Cash dividend	$.30	$.25

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the three months ended March 31, 2009
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2008	34,254,581	$34,254	$231,715	$(17,390)	$589,146	$(185,091)	$652,634
Net income					17,289		17,289
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				9,723			9,723
Defined benefit pension plans:
Recognized net actuarial loss				296			296
Other comprehensive income							10,019
Comprehensive income							27,308
Issuance of common stock:
Incentive plans	196,847	197	2,918				3,115
Dividend reinvestment plan	7,494	8	230				238
Tax benefit from stock compensation			294				294
Stock compensation			1,376				1,376
Purchase of treasury stock, 168,244 shares						(4,834)	(4,834)
Cash dividend paid					(8,476)		(8,476)
Balance at March 31, 2009	34,458,922	$34,459	$236,533	$(7,371)	$597,959	$(189,925)	$671,655

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the three months ended March 31, 2009 and 2008
(in thousands)

	2009	2008

Cash flows from operating activities:
Net income	$17,289	$24,142
Adjustments to reconcile net income to net cash provided by operating activities:
Change in receivables, unearned premiums and prepaid reinsurance balances	5,649	(19,549)
Change in affiliate balance	(15,020)	2,254
Increase in unpaid losses and loss settlement expenses	9,292	35,718
Deferred income taxes	(588)	(6,039)
Increase in deferred policy acquisition costs	(605)	(217)
Amortization and depreciation	1,618	1,283
Loss on sale of investments	943	232
Other, net	(6,900)	(5,527)
	11,678	32,297
Cash provided by the change in the intercompany pooling agreement		82,640
Net cash provided by operating activities	11,678	114,937
Cash flows from investing activities:
Fixed maturity investments:
Purchases	(123,312)	(120,585)
Sales or maturities	64,188	76,259
Equity securities:
Purchases	(38,158)	(60,960)
Other invested assets:
Maturities	86
Net sales of short-term investments	96,024	17,317
Sale (purchase) of property and equipment	(844)	105
Net cash used by investing activities	(2,016)	(87,864)
Cash flows from financing activities:
Issuance of common stock	3,354	972
Purchase of treasury stock	(4,834)	(22,176)
Dividends paid (to affiliate, $4,357 and $3,921)	(8,476)	(7,515)
Excess tax benefits from share-based payment arrangements	294	1,377
Net cash used by financing activities	(9,662)	(27,342)
Decrease in cash	-	(269)
Cash at beginning of period	146	412
Cash at end of period	$146	$143

Supplemental schedule of noncash investing and financing activities:

In connection with the amendment to the intercompany pooling agreement between the Company’s insurance subsidiaries and Harleysville Mutual Insurance Company (the Mutual Company), effective January 1, 2008, fixed maturity investments and liabilities of $109,438,000 were transferred from the Mutual Company to the Company’s insurance subsidiaries.  See Note 2 of the Notes to Consolidated Financial Statements.

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

These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2008 included in the Company’s 2008 Annual Report filed with the U.S. Securities and Exchange Commission on Form 10-K.

The affiliate transaction disclosures on the face of the financial statements are in regards to transactions with Harleysville Mutual Insurance Company (the Mutual Company).  The Mutual Company owns approximately 52% of the outstanding common stock of Harleysville Group Inc.  As used herein, “Harleysville Group” refers to Harleysville Group Inc. and its subsidiaries and the “Company” refers to Harleysville Group Inc.

2  -  Change in Pooling Agreement

The Company’s property and casualty subsidiaries participate in a pooling agreement with the Mutual Company and its property and casualty insurance subsidiary, Harleysville Pennland Insurance Company (Pennland), whereby such subsidiaries and Pennland cede to the Mutual Company all of their insurance business and assume from the Mutual Company an amount equal to their participation in the pooling agreement.  All losses and loss settlement expenses and other underwriting expenses are prorated among the parties on the basis of participation in the pooling agreement.  Harleysville Group is not liable for any losses incurred by its subsidiaries, Harleysville Preferred Insurance Company and Harleysville Insurance Company of New Jersey, and the Mutual Company prior to January 1, 1986, the date the pooling agreement became effective.  Harleysville Group’s participation in the pool had been 72% from January 1, 1998 through December 31, 2007.

Effective January 1, 2008, the Company’s property and casualty subsidiaries and the Mutual Company and Pennland amended their intercompany pooling agreement to increase Harleysville Group’s share of the pool from 72% to 80%.  Harleysville Group received cash and investments of $192.1 million associated with the transfer of liabilities from the Mutual Company to Harleysville Group in connection with the pool change.  The Company’s liabilities increased $203.4 million and the Company reimbursed the Mutual Company $11.3 million, through a ceding commission, for expenses that were incurred to generate the additional business assumed by the Company’s property and casualty subsidiaries, which ceding commission was deferred as policy acquisition costs.

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

–
The Directors’ Equity Compensation Plan provides for the grant of equity-based awards to non-employee directors of Harleysville Group Inc. and the Mutual Company.  These awards can be in the form of stock options, deferred stock units or restricted stock.

Under SFAS No. 123(R), the compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $1,376,000 and $1,051,000 for the three months ended March 31, 2009 and 2008, respectively, with a corresponding income tax benefit of $450,000 and $339,000, respectively.

During the first quarter of 2009, 533,790 stock options were granted at a Black Scholes value of $5.67 per option.  These options vest 33 1/3% per year over a three year period.  Restricted stock grants of 77,917 shares and restricted stock units grants of 27,270 units were also made during the first quarter of 2009.  The weighted average fair value of the restricted stock and units grants was $29.19 per share.  These awards vest over three years.  All of the restricted stock units awarded and 15,065 of the restricted stock shares awarded include performance conditions.

During the first quarter of 2008, 346,340 stock options were granted at a Black Scholes value of $7.52 per option.  These options vest 33 1/3% per year over a three year period.  Restricted stock grants of 81,257 shares and restricted stock units grants of 22,040 units were also made during the first quarter of 2008.  The weighted average fair value of the restricted stock grants was $35.82 per share.  The weighted average fair value of the grant of restricted stock units was $38.92 per unit.  These awards vest over periods of three to four years.  All of the restricted stock units awarded and 9,520 of the restricted stock shares awarded include performance conditions.

As of March 31, 2009, the Company’s total unrecognized compensation cost related to nonvested share-based compensation arrangements and the weighted average period over which the compensation cost is expected to be recognized is as follows:

		Weighted Average
	Unrecognized Compensation Cost	Period of Recognition
	(in thousands)	(in years)

Equity incentive plan awards	$9,860	2.4
Employee stock purchase plan	$106	0.3

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4  -  Investments

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of this statement as of January 1, 2008 did not have an impact on Harleysville Group’s results of operations or financial condition.  Harleysville Group has adopted FASB Staff Position (FSP) No. 157-2, which allowed us to defer the effective date of SFAS No. 157 for certain non-financial assets and liabilities to January 1, 2009.  Adoption of this FSP did not impact the Company’s results of operations or financial position.

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

For investments that have quoted market prices in active markets, the Company uses the quoted market price as fair value and includes these investments in Level 1 of the fair value hierarchy.  The Company classifies U.S. Treasury securities and equity mutual funds as Level 1.  When quoted market prices in active markets are not available, the Company uses a pricing service to estimate fair value. The fair value estimates obtained from this pricing service are included in Level 2 of the fair value hierarchy.  The Company classifies its fixed maturity securities other than U.S. Treasury securities and private placements as Level 2. Private placement fixed maturity securities, non-publicly traded equity securities and investments in receivership are classified as Level 3. Fair value of the investments in receivership is based on cash flow analysis and other valuation techniques.

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

When the independent pricing service provides a fair value estimate, the Company uses that estimate. At March 31, 2009, the independent pricing service provided a fair value estimate for all of the investments classified as level 1 investments within the fair value hierarchy and approximately 98% of the investments classified as level 2 estimates within the fair value hierarchy. The fair value of all level 2 securities is based on observable market inputs.

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

The following is a summary of the fair value measurements of applicable Company assets by level within the fair value hierarchy as of March 31, 2009.  These assets are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Fixed maturities available for sale	$2,021,513	$70,712	$1,947,951	$2,850
Equity mutual funds	126,597	126,591		6
Total	$2,148,110	$197,303	$1,947,951	$2,856

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the three months ended March 31, 2009
	Fixed Maturities Available for Sale	Equity Securities
	(in thousands)
Balance at January 1, 2009	$3,116	$6
Total losses (realized/unrealized)
Included in earnings	(101)
Purchases, issuances and settlements	(165)
Balance at March 31, 2009	$2,850	$6

The amount of total losses for the period included in earnings (realized investment losses, net) attributable to the change in unrealized losses relating to assets still held at March 31, 2009		$(101)

The other invested assets on the balance sheet are carried at cost and are tested for impairment on a quarterly basis.  During the first quarter of 2009, the security was written down to fair value and an impairment charge of $299,000 was included in earnings for the period.  Fair value is determined based on cash flow analysis and other valuation techniques, based on unobservable inputs (Level 3).

Harleysville Group held securities with unrealized losses at March 31, 2009 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities: Obligations of states and political subdivisions	$62,160	$888	$857	$31
Corporate securities	231,483	26,044	11,735	14,309
Total fixed maturities	293,643	26,932	12,592	14,340
Equity mutual funds	100,045	9,110	9,110
Total temporarily impaired securities	$393,688	$36,042	$21,702	$14,340

Of the total fixed maturity securities with an unrealized loss at March 31, 2009, securities with a fair value of $253,459,000 and an unrealized loss of $24,692,000 are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $40,184,000 and an unrealized loss of $2,240,000 are classified as held to maturity on the balance sheet and are carried at amortized cost.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to a widening of credit spreads rather than a decline in credit quality. There are $79,483,000 in fixed maturity securities, at fair value, that at March 31, 2009, had been below amortized cost for over twelve months. Of the $14,340,000 of unrealized losses on such securities, $10,033,000 was related to securities which carry an investment grade debt rating where the unrealized loss was primarily due to a widening of credit spreads. The remaining unrealized loss of $4,307,000 was related to securities which carry a debt rating below investment grade. Per the Company’s current policy, a fixed maturity security is other than temporarily impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms or where the

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Company does not have the ability and intent to hold the security to recovery. The Company believes, based on its analysis, that these securities are not other than temporarily impaired and Harleysville Group has the ability and intent to hold these securities at least until recovery. However, depending on developments involving both the issuers and worsening economic conditions, these investments may be written down in the income statement in the future.

The unrealized loss in equity investments at March 31, 2009 is primarily due to the decline in the overall equity markets in 2009.  Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in the future.

There were impairment charges of $943,000 and $1,100,000 in the three months ended March 31, 2009 and 2008, respectively.  The 2009 impairment charge consisted of $644,000 on fixed income securities and $299,000 on other invested assets.  The 2008 impairment charge related to fixed income securities.

5  -  Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the three months ended March 31,
	2009	2008
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$17,289	$24,142
Denominator for basic earnings per share--weighted average shares outstanding	28,292,198	30,312,191
Effect of stock incentive plans	170,688	295,182
Denominator for diluted earnings per share	28,462,886	30,607,373
Basic earnings per share	$.61	$.80
Diluted earnings per share	$.61	$.79

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	For the three months ended March 31,
	2009	2008
	(in thousands)
Number of options	$579	$-

The Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” in the first quarter of 2009.  This FSP redefines participating securities to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of earnings per share (EPS) pursuant to the “two-class method.”  Outstanding unvested restricted stock and restricted stock units issued by the Company under employee compensation programs containing such dividend participation features are considered participating securities subject to the “two-class method” in computing EPS rather than the “treasury stock method.”  Prior period EPS has been adjusted retroactively to conform to this FSP.  Adoption of this FSP did not have a material impact on the Company’s earnings per share.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6  -  Reinsurance

Premiums earned are net of amounts ceded of $25,689,000 and $24,988,000 for the three months ended March 31, 2009 and 2008, respectively.  Losses and loss settlement expenses are net of amounts ceded of $11,966,000 and $7,581,000 for the three months ended March 31, 2009 and 2008, respectively.  Such amounts ceded do not include the reinsurance transactions with the Mutual Company under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers.

Pursuant to the terms of the reinsurance pooling agreement with the Mutual Company, each of the insurance subsidiaries of Harleysville Group Inc. and Pennland cede premiums, losses and underwriting expenses on all of their respective business to the Mutual Company which, in turn, retrocedes to such subsidiaries and Pennland a specified portion of premiums, losses and underwriting expenses of the Mutual Company and such subsidiaries and Pennland.  Because this agreement does not relieve Harleysville Group Inc.’s insurance subsidiaries of primary liability as originating insurers, there is a concentration of credit risk arising from business ceded to the Mutual Company.  However, the reinsurance pooling agreement provides for the right of offset.  The Mutual Company has an A. M. Best rating of “A-” (Excellent).

7  -  Cash Flows

There were no cash tax payments in the first quarter of 2009 or 2008.  Cash interest payments of $3,015,000 and $3,078,000 were made in the first quarter of 2009 and 2008, respectively.

8  -  Segment Information

The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

Financial data by segment is as follows:
	For the three months ended March 31,
	2009	2008
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$177,678	$189,512
Personal lines	40,345	39,861
Total premiums earned	218,023	229,373
Net investment income	26,389	29,198
Realized investment losses	(943)	(232)
Other	3,425	3,516
Total revenues	$246,894	$261,855
Income before income taxes:
Underwriting income (loss):
Commercial lines	$(4,876)	$(9,531)
Personal lines	1,055	1,697
SAP underwriting loss	(3,821)	(7,834)
GAAP adjustments	292	12,030
GAAP underwriting gain (loss)	(3,529)	4,196
Net investment income	26,389	29,198
Realized investment losses	(943)	(232)
Other	991	684
Income before income taxes	$22,908	$33,846

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

9  -  Comprehensive Income

Comprehensive income for the three months ended March 31, 2009 and 2008 consisted of the following:

	For the three months ended March 31,
	2009	2008
	(in thousands)
Net income	$17,289	$24,142
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized investment holding gains arising during period, net of taxes of $4,905 and $3,954	9,110	7,343
Less:
Reclassification adjustment for losses included in net income, net of taxes of $330 and $81	613	151
Net unrealized investment gains	9,723	7,494
Defined benefit pension plans:
Recognized net actuarial loss, net of taxes of $159 and $15	296	29
Other comprehensive income	10,019	7,523
Comprehensive income	$27,308	$31,665

Accumulated other comprehensive income (loss) at March 31, 2009 and December 31, 2008 consisted of the following amounts (which are net of tax):

	March 31, 2009	December 31, 2008
	(in thousands)
Unrealized investment gains	$27,328	$17,605
Defined benefit pension plan - net actuarial loss	(34,699)	(34,995)
Accumulated other comprehensive loss	$(7,371)	$(17,390)

10  -  Pension

Harleysville Group Inc. has a frozen pension plan that covers employees hired before January 1, 2006.  In accordance with SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” the Company’s share of the net actuarial loss included

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

in net periodic pension cost for the three months ended March 31, 2009 and 2008 has been included as an adjustment to other comprehensive income.  The net periodic pension cost for the plan including the Mutual Company consists of the following components:

	For the three months ended March 31,
	2009	2008
	(in thousands)
Components of net periodic pension cost:
Interest cost	$2,871	$2,817
Expected return on plan assets	(2,980)	(3,098)
Recognized net actuarial loss	639	68
Net periodic pension cost (benefit):
Entire plan	$530	$(213)
Harleysville Group portion	$377	$(153)

Harleysville Group’s expected portion of the 2009 contribution to the pension plan is $6,058,000. Contributions of $1,506,000 were made in the quarter ended March 31, 2009.

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

12  –  Income Taxes

As of March 31, 2009, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Federal tax years 2005 through 2008 were open for examination as of March 31, 2009.

13  –  New Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities and specifically requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS No. 161 are effective for the Company beginning January 1, 2009.  The adoption of SFAS No. 161 did not impact the Company’s financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP lists series of factors which should be evaluated to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability.  If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value and further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with Statement No. 157.  A reporting entity should also evaluate the circumstances to determine whether the transaction is orderly based on the weight of the evidence.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with prospective application.  The adoption of this FSP is not expected to have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  For debt securities that have fair values less than their amortized cost, this FSP modifies the current requirements that to avoid recognizing an other-than-temporary impairment, management must assert that it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis.  Instead, an entity should assess whether the entity (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery.  An entity must recognize an other-than-temporary impairment if either of these conditions is met.  If an entity does not expect to recover the entire amortized cost basis of a security, an other-than-temporary impairment shall be considered to have occurred.  If the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss, which is recognized in earnings, and (b) the amount related to all other factors, which is recognized in other comprehensive income.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  Adoption of the transition guidance within this FSP is not expected to have a material impact on the Company’s financial position.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires disclosure in interim financial statements of the fair value of all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” as well as the methods and significant assumptions used to estimate the fair value of those financial instruments.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Company’s results of operations or financial position.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Certain of the statements contained herein (other than statements of historical facts) are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, legislative and regulatory developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect on Harleysville Group. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on Harleysville Group will be those anticipated by management. Actual financial results, including premium levels and underwriting results, could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves; catastrophe losses; the insurance product pricing environment; changes in applicable law; government regulation and changes therein that may impede the ability to charge adequate rates; performance of and instability in the financial markets; investment losses; fluctuations in interest rates; availability and price of reinsurance; the A.M. Best pooled rating of Harleysville Group; and the status of labor markets in which the Company operates.

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
(Continued)

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require Harleysville Group to make estimates and assumptions (see Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2008 included in the Company’s 2008 Annual Report filed with the Securities and Exchange Commission on Form 10-K).  Harleysville Group believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation.  The judgments, or the methodology on which the judgments are made, are reviewed quarterly with the Audit Committee.

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

Investments.  Generally, unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income and, accordingly, have no effect on net income.  However, if the fair value of an investment declines below its cost and that decline is deemed other than temporary, the amount of the decline below cost is currently charged to earnings. Harleysville Group monitors its investment portfolio and at least quarterly reviews investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary.  Such evaluations consider, among other things, the magnitude and reasons for a decline, the prospects for the fair value to recover in the near term, and Harleysville Group’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value.  Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future.

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

Harleysville Group has written down to fair value any equity security that has declined below cost by (i) more than 20% and maintained such decline for six months, or (ii) 50% or more in the quarter in which either such decline occurred.  In some cases, securities that have declined by a lesser amount or for a shorter period of time are written down if the evaluation indicates the decline is other than temporary. Fair value of equity securities is based on the closing market value.  The fair value of mutual fund holdings is based on the closing net asset value reported by the fund.  The fair value of fixed maturities is based upon industry-standard pricing methodologies based on observable market data.  It can be difficult to determine the fair value of non-traded securities, but Harleysville Group does not own a material amount of non-traded securities.

Policy Acquisition Costs.  Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and agency expenses that vary with and are primarily related to the production of business, are deferred and amortized over the effective period of the related insurance policies and in proportion to the premiums earned.  The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value.  The estimation of net realizable value takes into account the premium to be earned, related

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

investment income over the claim paying period, losses and loss settlement expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss settlement expenses, may require adjustments to deferred policy acquisition costs.  If the estimation of net realizable value indicates that the acquisition costs are not recoverable, they would be written off and further analyses would be performed to determine if an additional liability would need to be accrued.

Contingencies.  Besides claims related to its insurance products, Harleysville Group is subject to proceedings, lawsuits and claims in the normal course of business.  Harleysville Group assesses the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses.  There can be no assurance that actual outcomes will be consistent with those assessments.

The application of certain of these critical accounting policies to the periods ended March 31, 2009 and 2008 is discussed in greater detail below.

Results of Operations

The Company’s property and casualty subsidiaries participate in a pooling agreement with the Mutual Company and its property and casualty insurance subsidiary, Harleysville Pennland Insurance Company (Pennland), whereby such subsidiaries and Pennland cede to the Mutual Company all of their insurance business and assume from the Mutual Company an amount equal to their participation in the pooling agreement.  All losses and loss settlement expenses and other underwriting expenses are prorated among the parties on the basis of participation in the pooling agreement.  The pooling agreement provides for the allocation of premiums, losses and loss settlement expenses and underwriting expenses between Harleysville Group and the Mutual Company.  Harleysville Group is not liable for any losses incurred by its subsidiaries, Harleysville Preferred Insurance Company and Harleysville Insurance Company of New Jersey, and the Mutual Company prior to January 1, 1986, the date the pooling agreement became effective.  Harleysville Group’s participation in the pool had been 72% from January 1, 1998 through December 31, 2007.

Effective January 1, 2008, the Company’s property and casualty subsidiaries and the Mutual Company and Pennland amended their intercompany pooling agreement to increase Harleysville Group’s share of the pool from 72% to 80%.  Harleysville Group received cash and investments of $192.1 million associated with the transfer of liabilities from the Mutual Company to Harleysville Group in connection with the pool change.  The Company’s liabilities increased $203.4 million and the Company reimbursed the Mutual Company $11.3 million, through a ceding commission, for expenses that were incurred to generate the additional business assumed by the Company’s property and casualty insurance subsidiaries, which ceding commission was deferred as policy acquisition costs.

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

Premiums earned decreased $11.4 million, or 4.9%, during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily due to a decrease of $11.8 million in premiums earned for commercial lines, partially offset by an increase of $0.4 million in premiums earned for personal lines.  The decrease in premiums earned for commercial lines was 6.2%, primarily due to lower average premiums and lower premium writings in the prior year.  The increase in premiums earned for personal lines was 1.2% due to an increase in homeowners and other personal lines.

Investment income decreased $2.8 million for the three months ended March 31, 2009 primarily due to a lower level of invested assets and a lower investment yield on fixed income securities and short-term investments.

Realized investment losses increased $0.7 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  There were impairment charges of $0.9 million and $1.1 million in the three months ended March 31, 2009 and 2008, respectively, as the decline in the investments below cost was deemed to be other than temporary.

Harleysville Group held securities with unrealized losses at March 31, 2009 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	Over 12 Months
(in thousands)
Fixed maturities:
Obligations of states and political subdivisions	$62,160	$888	$857	$31
Corporate securities	231,483	26,044	11,735	14,309
Total fixed maturities	293,643	26,932	12,592	14,340
Equity mutual funds	100,045	9,110	9,110
Total temporarily impaired securities	$393,688	$36,042	$21,702	$14,340

Of the total fixed maturity securities with an unrealized loss at March 31, 2009, securities with a fair value of $253.4 million and an unrealized loss of $24.7 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $40.2 million and an unrealized loss of $2.2 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to a widening of credit spreads rather than a decline in credit quality. There are $79.5 million in fixed maturity securities, at fair value, that at March 31, 2009, had been below amortized cost for over twelve months. Of the $14.3 million of unrealized losses on such securities, $10.0 million was related to securities which carry an

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

investment grade debt rating where the unrealized loss was primarily due to a widening of credit spreads. The remaining unrealized loss of $4.3 million was related to securities which carry a debt rating below investment grade. Per the Company’s current policy, a fixed maturity security is other than temporarily impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms or where the Company does not have the ability and intent to hold the security to recovery. The Company believes, based on its analysis, that these securities are not other than temporarily impaired and Harleysville Group has the ability and intent to hold these securities at least until recovery. However, depending on developments involving both the issuers and worsening economic conditions, these investments may be written down in the income statement in the future.

The unrealized loss in equity investments at March 31, 2009 is primarily due to the decline in the overall equity markets in 2009.  Harleysville Group has been monitoring these securities and it is possible that some may be written down in the income statement in the future.

In the first quarter of 2009, Harleysville Group had income before income taxes of $22.9 million, compared to $33.8 million in the first quarter of 2008.  The decrease in income before income taxes of $10.9 million for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to underwriting losses in the 2009 period compared to underwriting gains in the 2008 period and lower investment income.

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability.  This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium.  The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense.  A ratio of less than 100 percent generally indicates underwriting profitability.  Harleysville Group’s statutory combined ratio for the three months ended March 31, 2009 was 101.9%, compared to 96.6% for the three months ended March 31, 2008.  The March 31, 2008 combined ratio included a benefit of 1.5% due to the impact of the transfer of liabilities in connection with the pool change effective January 1, 2008.  This benefit resulted from the statutory treatment of the ceding commission paid on the unearned premiums transferred on January 1, 2008.  Excluding the impact of the pool transfer, the statutory combined ratio increased to 101.9% for the three months ended March 31, 2009 from 98.1% for the three months ended March 31, 2008. Such increase was primarily due to a deterioration in underwriting results in both commercial lines and personal lines.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The statutory combined ratios by line of business for the three months ended March 31, 2009 and March 31, 2008, are shown below.  The March 31, 2008 combined ratios are shown both including and excluding the impact of the pool transfer.  The combined ratios excluding the pool transfer are shown, as they are prepared on a basis that is comparable to the March 31, 2009 combined ratios.

	For the three months ended March 31,
	2009	2008	2008
		Excluding the Impact of the Pool Transfer	Including the Impact of the Pool Transfer
Commercial:
Automobile	89.2%	93.7%	92.2%
Workers compensation	107.7%	111.7%	110.7%
Commercial multi-peril	107.8%	102.6%	101.1%
Other commercial	107.6%	82.4%	80.8%
Total commercial	102.6%	99.0%	97.6%
Personal:
Automobile	107.0%	97.9%	96.3%
Homeowners	94.5%	93.8%	91.1%
Other personal	77.7%	69.2%	68.9%
Total personal	98.9%	94.0%	92.1%
Total personal and commercial	101.9%	98.1%	96.6%

The commercial lines statutory combined ratio increased to 102.6% for the three months ended March 31, 2009 from 97.6% for the three months ended March 31, 2008.  Excluding the impact of the pool transfer in 2008, the commercial lines statutory combined ratio increased to 102.6% for the three months ended March 31, 2009 from 99.0% for the three months ended March 31, 2008.  The increase is primarily due to higher loss experience in the Company’s commercial property lines of business, partially offset by an increase in favorable development, in the first three months of the current year.  The higher property losses primarily relate to severe winter weather as well as an unusually large number of fires.

The personal lines statutory combined ratio increased to 98.9% for the three months ended March 31, 2009 from 92.1% for the three months ended March 31, 2008.  Excluding the impact of the pool transfer in 2008, the personal lines statutory combined ratio increased to 98.9% for the three months ended March 31, 2009 from 94.0% for the three months ended March 31, 2008.  The increase is primarily due to the recognition of a lesser amount of favorable development in the first quarter of 2009 compared to the amount recognized in the first quarter of 2008.  In total, favorable development reduced the 2009 personal lines combined ratio by 1.8%, while favorable development reduced the 2008 personal lines combined ratio by 5.8%.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	March 31, 2009	December 31, 2008
	(in thousands)
Commercial:
Automobile	$316,721	$319,418
Workers compensation	388,983	388,148
Commercial multi-peril	614,251	606,663
Other commercial	130,176	122,986
Total commercial	1,450,131	1,437,215
Personal:
Automobile	79,981	79,995
Homeowners	37,421	37,730
Other personal	3,413	3,309
Total personal	120,815	121,034
Total personal and commercial	1,570,946	1,558,249
Plus reinsurance recoverables	205,947	209,352
Total liability	$1,776,893	$1,767,601

The following table presents the increase (decrease) in the estimated ultimate loss and loss settlement expenses attributable to insured events of prior years for the three months ended March 31, 2009 by line of business:

	Total	Accident Years
		2008	2007	2006 and Prior Years
	(in thousands)
Commercial:
Automobile	$(5,851)	$291	$(224)	$(5,918)
Workers compensation	(1,203)	(4)	(22)	(1,177)
Commercial multi-peril	(2,343)	(21)	(317)	(2,005)
Other commercial	(19)	(17)	(101)	99
Total commercial	(9,416)	249	(664)	(9,001)
Personal:
Automobile	80	(181)	208	53
Homeowners	(997)	(967)	(23)	(7)
Other personal	180	140	3	37
Total personal	(737)	(1,008)	188	83
Total net development	$(10,153)	$(759)	$(476)	$(8,918)

There was $10.2 million of net favorable development in the provision for insured events in prior years for the three months ended March 31, 2009, of which $9.4 million was in commercial lines and $0.7 million was in personal lines.  The favorable development primarily related to the 2003 through 2006 accident years as a result of lower than expected claim severity experienced in the commercial automobile, commercial multi-peril and workers compensation lines of business.

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

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and related payment amounts which are Harleysville Group’s pooling share of the total pooled amounts:

	For the three months	For the year ended
	ended March 31, 2009	December 31, 2008
	(dollars in thousands)
Number of claims pending, beginning of period	5,367	5,328
Number of claims reported	1,698	8,487
Number of claims settled or dismissed	(1,760)	(8,448)
Number of claims pending, end of period	5,305	5,367
Losses paid	$15,067	$61,057
Loss settlement expenses paid	$3,335	$14,490

Workers compensation losses primarily consist of indemnity and medical costs for injured workers.

Harleysville Group records the actuarial best estimate of the ultimate unpaid losses and loss settlement expenses incurred.  The estimate represents the actuarially determined expected amount of future payments on all loss and loss settlement expenses incurred on or before March 31, 2009.  Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date.  These changes correlate with actuarial trends.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the liability for unpaid losses and loss settlement expenses by case and incurred but not reported (IBNR) reserves by line of business as of March 31, 2009:

	Case	IBNR	Liability for Loss Settlement Expenses	IBNR (Incl. Liability for Loss Settlement Expenses)	Total Liability
	(in thousands)
Commercial:
Automobile	$112,830	$149,724	$54,167	$203,891	$316,721
Workers compensation	155,566	181,785	51,632	233,417	388,983
Commercial multi-peril	182,312	263,965	167,974	431,939	614,251
Other commercial	35,014	66,101	29,061	95,162	130,176
Total commercial	485,722	661,575	302,834	964,409	1,450,131
Personal:
Automobile	37,134	29,174	13,673	42,847	79,981
Homeowners	12,893	17,613	6,915	24,528	37,421
Other personal	1,560	1,343	510	1,853	3,413
Total personal	51,587	48,130	21,098	69,228	120,815
Total net liability	537,309	709,705	323,932	1,033,637	1,570,946
Reinsurance recoverables	148,814	56,605	528	57,133	205,947
Total gross liability	$686,123	$766,310	$324,460	$1,090,770	$1,776,893

Reinsurance receivables were $208.3 million and $212.7 million at March 31, 2009 and December 31, 2008, respectively.  Of these amounts, $106.3 million and $112.0 million, respectively, or 51% and 53%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi-governmental pools and reinsurance facilities where Harleysville Group believes there to be virtually no credit risk.  The remainder of the reinsurance receivables are principally due from reinsurers rated A- or higher by A.M. Best.  Ceded reinsurance contracts do not relieve Harleysville Group’s primary obligation to its policyholders. Consequently, an exposure exists with respect to reinsurance recoverables to the extent that any reinsurer is unable to meet its obligation or disputes the liabilities assumed under the reinsurance contract. From time to time, Harleysville Group may encounter such disputes with its reinsurers. In addition, the creditworthiness of our reinsurers could deteriorate in the future due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes.

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

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses.  Harleysville Group’s reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims.  As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements.  There are uncertainties regarding future

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

loss cost trends particularly related to medical treatments and automobile repair.  Court decisions, regulatory  changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at March 31, 2009.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

Net catastrophe losses decreased to $1.7 million for the three months ended March 31, 2009 from $3.0 million for the three months ended March 31, 2008.  The decrease of $1.3 million for the three months ended March 31, 2009 was due to fewer and less severe catastrophes in the 2009 period than in the comparable period in 2008.

The income tax expense for the three month periods ended March 31, 2009 and 2008 includes a tax benefit of $2.4 million and $2.2 million, respectively, related to tax-exempt investment income.

Liquidity and Capital Resources

Operating activities provided $11.7 million and $114.9 million of net cash for the three months ended March 31, 2009 and 2008, respectively.  The 2008 amount includes $82.6 million received in connection with the increase in the pool participation percentage effective January 1, 2008.  The remaining decrease of $20.6 million primarily is due to the change in the affiliate balance and a decrease in underwriting cash flow.

Investing activities used $2.0 million and $87.9 million of net cash for the three months ended March 31, 2009 and 2008, respectively.  The change is primarily due to higher net sales of short-term investments in the 2009 period.

Financing activities used $9.7 million and $27.3 million of net cash for the three months ended March 31, 2009 and 2008, respectively.  The change is primarily due to a decrease in the purchase of treasury stock in 2009.

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

Harleysville Group Inc. had $41.1 million of cash and marketable securities at March 31, 2009 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock.  In June 2007, the Company’s Board of Directors authorized a stock repurchase plan under which up to 1.6 million shares of its outstanding common stock could be repurchased through an open market purchase program. The Company was authorized to repurchase shares from the Mutual Company, which owned 53% of the Company’s stock at that time, at fair market value terms on the date of purchase and from the public float in amounts that were proportional to the respective ownership percentages of the Mutual Company and the public float as of the authorization date. This program was completed on July 18, 2007. On August 1, 2007, the Board of Directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock for a two year period under terms similar to the first repurchase authorization.  This program was completed on May 16, 2008. On May 20, 2008, the Board of Directors authorized the Company to repurchase up to an additional 1.5 million shares of its outstanding common stock over a two year period under terms similar to the first repurchase authorization. This program was completed on November 20, 2008. On February 19, 2009, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases. The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from the Mutual Company. As of April 28, 2009, the Company had repurchased 280,388 shares under this authorization, leaving 519,612 shares authorized to be repurchased. Harleysville Group has no other material commitments for capital expenditures as of March 31, 2009.

As a holding company, the Company’s principal source of cash for the payment of dividends is dividends from its insurance subsidiaries. The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends.

The timing of future cash payments associated with unpaid losses and loss settlement expenses and contractual obligations pursuant to debt agreements is not expected to be materially different from that disclosed in the Company’s Annual Report on Form 10-K for fiscal year 2008.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 3.
Quantitative and Qualitative Disclosure
about Market Risk

Harleysville Group’s market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of Harleysville Group’s investment portfolio as a result of fluctuations in prices and interest rates.  Harleysville Group attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities.  Changes to Harleysville Group’s market risk since December 31, 2008 are reflected within Management’s Discussion and Analysis of Financial Condition and Results of Operations and within the financial statements contained within this Form 10-Q.

Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2008 to March 31, 2009.  During the first quarter of 2009, the Company increased its holdings of equity securities by approximately $38 million.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 4.
Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our  disclosure controls and procedures as of March 31, 2009, which is the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the first quarter of 2009, for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)
Change in internal control over financial reporting.  There was no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II.    OTHER INFORMATION

ITEM 1A.	Risk Factors

The business, results of operations and financial condition, and therefore the value of Harleysville Group’s securities, are subject to a number of risks.  Some of those risks are set forth in the Company’s annual report on Form 10-K for fiscal year 2008, filed with the Securities and Exchange Commission on March 10, 2009.  There has been no material change from risk factors as previously disclosed in the Company’s annual report for fiscal year 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31, 2009	388	$28.91
February 1 - February 28, 2009	30,417	$29.76	30,417	769,583
March 1 - March 31, 2009	141,336	$28.58	137,827	631,756

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II.    OTHER INFORMATION
(Continued)

(2)	Represents the total number of shares repurchased during the period, of which 172,141 of these shares were settled for cash on or before March 31, 2009.

In accordance with the terms of its Equity Incentive Plan, the Company acquired the following shares from employees in connection with stock option exercises and the vesting of restricted stock. The stock was received in payment of the exercise price of the stock options and in satisfaction of withholding taxes due upon exercise or vesting.

January: 388 shares
March: 3,509 shares

ITEM 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Harleysville Group Inc. was held on April 22, 2009 (the “Annual Meeting”), with the following results:

The total number of shares represented at the Annual Meeting in person or by proxy was 25,727,577.943 of the 28,248,615 shares of common stock outstanding and entitled to vote at the Annual Meeting.

On the proposal to elect Michael L. Browne, William Gray and Jerry S. Rosenbloom as class “B” Directors to serve until the expiration of their respective terms and until their successors are duly elected, the nominees for Director received the number of votes set forth opposite their respective names:

	Number of Votes
	For	Withheld

Michael L. Browne	25,516,870.663	210,707.280
William Gray	25,495,271.349	232,306.594
Jerry S. Rosenbloom	25,515,011.781	212,566.162

On the basis of the above vote, Michael L. Browne,  William Gray and Jerry S. Rosenbloom were elected as class “B” Directors to serve until the expiration of their respective terms and until their successors are duly elected.

The proposal to approve the Senior Executive Incentive Compensation Plan, including for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, was adopted, with 24,132,306.068 votes for, 261,526.471 votes against and 586,232.404 abstentions.  There were 747,513 broker non-votes.

The proposal to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for 2009 was adopted, with 25,583,046.607 votes for, 138,636.668 votes against and 5,894.668 abstentions.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II.    OTHER INFORMATION
(Continued)

ITEM 6. a.	Exhibits

10.1*	Senior Executive Incentive Compensation Plan, effective January 1, 2009

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 ___________________________
*Filed herewith.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harleysville Group Inc.

Date: May 1, 2009	By:	/s/ ARTHUR E. CHANDLER
Arthur E. Chandler Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

10.1*	Senior Executive Incentive Compensation Plan, effective January 1, 2009

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________________________
*Filed herewith