Form 10-Q
period 2009-06-30
HARLEYSVILLE GROUP INC
filed 2009-08-07
CIK 792013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————
FORM 10-Q
——————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At  August 4, 2009  27,631,520  shares of common stock of Harleysville Group were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 1.   Financial Statements
HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $233,438 and $250,798)	$225,670	$246,855
Available for sale, at fair value (amortized cost $1,974,876 and $1,889,778)	2,036,593	1,914,051
Equity securities, at fair value (cost $134,742 and $96,004)	150,964	98,815
Short-term investments, at cost, which approximates fair value	123,368	210,682
Other invested assets, at cost, which approximates fair value	2,698	3,189
Total investments	2,539,293	2,473,592
Cash	146	146
Receivables:
Premiums	151,609	142,602
Reinsurance	207,420	212,654
Accrued investment income	26,445	25,630
Total receivables	385,474	380,886
Deferred policy acquisition costs	112,768	110,339
Prepaid reinsurance premiums	39,333	41,481
Property and equipment, net	13,645	12,511
Deferred income taxes	51,427	68,892
Other assets	61,539	67,471
Total assets	$3,203,625	$3,155,318
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $276,724 and $278,841)	$1,778,196	$1,767,601
Unearned premiums (affiliate $63,718 and $68,748)	488,639	484,560
Accounts payable and accrued expenses	120,110	119,063
Due to affiliate	6,124	12,960
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Total liabilities	2,511,569	2,502,684
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 34,488,944 and 34,254,581 shares; outstanding 27,591,035 and 28,156,672 shares	34,489	34,254
Additional paid-in capital	239,769	231,715
Accumulated other comprehensive income (loss)	16,257	(17,390)
Retained earnings	609,770	589,146
Treasury stock, at cost, 6,897,909 and 6,097,909 shares	(208,229)	(185,091)
Total shareholders’ equity	692,056	652,634
Total liabilities and shareholders’ equity	$3,203,625	$3,155,318

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the three months ended June 30, 2009 and 2008
(dollars in thousands, except per share data)

	2009	2008
Revenues:
Premiums earned from affiliate (ceded to affiliate, $181,631 and $189,663)	$214,789	$229,835
Investment income, net of investment expense	26,364	28,565
Realized investment gains (losses), net
Total other-than-temporary impairment losses	(37)	(998)
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains (losses), net	(61)	1,181
Total realized investment gains (losses), net	(98)	183
Other income (affiliate $1,314 and $1,544)	3,406	2,937
Total revenues	244,461	261,520
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $119,438 and $141,142)	138,750	170,733
Amortization of deferred policy acquisition costs	53,782	56,698
Other underwriting expenses	22,067	20,429
Interest expense (affiliate $83 and $143)	1,564	1,625
Other expenses	1,355	1,130
Total expenses	217,518	250,615
Income before income taxes	26,943	10,905
Income taxes	6,811	1,543
Net income	$20,132	$9,362
Per common share:
Basic net income	$.72	$.32

Diluted net income	$.72	$.31

Cash dividend	$.30	$.25

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the six months ended June 30, 2009 and 2008
(dollars in thousands, except per share data)

	2009	2008
Revenues:
Premiums earned from affiliate (ceded to affiliate, $363,285 and $379,559)	$432,812	$459,208
Investment income, net of investment expense	52,753	57,763
Realized investment losses, net
Total other-than-temporary impairment losses	(980)	(2,128)
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains (losses), net	(61)	2,079
Total realized investment losses, net	(1,041)	(49)
Other income (affiliate $2,785 and $3,163)	6,831	6,453
Total revenues	491,355	523,375
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $239,806 and $268,075)	285,479	318,043
Amortization of deferred policy acquisition costs	107,879	113,654
Other underwriting expenses	42,793	41,340
Interest expense (affiliate $223 and $333)	3,186	3,297
Other expenses	2,167	2,290
Total expenses	441,504	478,624
Income before income taxes	49,851	44,751
Income taxes	12,430	11,247
Net income	$37,421	$33,504
Per common share:
Basic net income	$1.33	$1.13

Diluted net income	$1.32	$1.11

Cash dividend	$.60	$.50

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the six months ended June 30, 2009
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2008	34,254,581	$34,254	$231,715	$(17,390)	$589,146	$(185,091)	$652,634
Net income					37,421		37,421
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				33,055			33,055
Defined benefit pension plans:
Recognized net actuarial loss				592			592
Other comprehensive income							33,647
Comprehensive income							71,068
Issuance of common stock:
Incentive plans	218,496	219	3,643				3,862
Dividend reinvestment plan	15,867	16	458				474
Tax benefit from stock compensation			359				359
Stock compensation			3,594				3,594
Purchase of treasury stock, 800,000 shares						(23,138)	(23,138)
Cash dividends paid					(16,797)		(16,797)
Balance at June 30, 2009	34,488,944	$34,489	$239,769	$16,257	$609,770	$(208,229)	$692,056

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2009 and 2008
(in thousands)

	2009	2008

Cash flows from operating activities:
Net income	$37,421	$33,504
Adjustments to reconcile net income to net cash provided by operating activities:
Change in receivables, unearned premiums and prepaid reinsurance balances	1,639	(32,761)
Change in affiliate balance	(6,836)	4,896
Increase in unpaid losses and loss settlement expenses	10,595	66,659
Deferred income taxes	(653)	(6,858)
Increase in deferred policy acquisition costs	(2,429)	(1,841)
Amortization and depreciation	3,331	2,758
Loss on sale of investments	1,041	49
Other, net	(5,954)	(21,674)
	38,155	44,732
Cash provided by the change in the intercompany pooling agreement		82,640
Net cash provided by operating activities	38,155	127,372
Cash flows from investing activities:
Fixed maturity investments:
Purchases	(208,317)	(150,266)
Sales or maturities	158,238	146,932
Equity securities:
Purchases	(38,738)	(61,327)
Sales		18
Other invested assets:
Maturities	192
Net sales (purchases) of short-term investments	87,314	(10,476)
Sale (purchase) of property and equipment, net	(1,604)	54
Net cash used by investing activities	(2,915)	(75,065)
Cash flows from financing activities:
Issuance of common stock	4,336	4,801
Dividends paid (to affiliate, $8,716 and $7,747)	(16,797)	(14,900)
Purchase of treasury stock	(23,138)	(44,808)
Excess tax benefits from share-based payment arrangements	359	2,333
Net cash used by financing activities	(35,240)	(52,574)
Decrease in cash		(267)
Cash at beginning of period	146	412
Cash at end of period	$146	$145

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

The affiliate transaction disclosures on the face of the financial statements relate to transactions with Harleysville Mutual Insurance Company (the Mutual Company).  The Mutual Company owns approximately 53% of the outstanding common stock of Harleysville Group Inc.  As used herein, “Harleysville Group” refers to Harleysville Group Inc. and its subsidiaries and the “Company” refers to Harleysville Group Inc.

The Company evaluated subsequent events through August 7, 2009, which is the date these financial statements were issued.

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

The liabilities transferred consisted of the following at January 1, 2008 (in thousands):

Unpaid losses and loss settlement expenses (net of reinsurance)	$153,535
Unearned premiums (net of reinsurance)	45,718
Other liabilities	4,163
Less: ceding commission paid	(11,338)
$192,078

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3  –  Share-Based Payments

Harleysville Group Inc. has the following share-based compensation plans:

-
The Equity Incentive Plan (EIP) provides for awards to key employees in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or any combination of the above.

-
The Employee Stock Purchase Plan provides that a participant may elect to have up to 15% of base pay withheld to purchase shares.  The purchase price of the stock is 85% of the lower of the beginning-of-the-subscription-period or the end-of-the-subscription-period fair market value.  There are two subscription periods during each year.

-
The Directors’ Equity Compensation Plan provides for the grant of equity-based awards to non-employee directors of Harleysville Group Inc. and the Mutual Company.  These awards can be in the form of stock options, deferred stock units or restricted stock.

Compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $2,218,000 and $1,994,000 for the three months ended June 30, 2009 and 2008, respectively, with a corresponding income tax benefit of $745,000 and $668,000, respectively.  Compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $3,594,000 and $3,045,000 for the six months ended June 30, 2009 and 2008, respectively, with a corresponding income tax benefit of $1,195,000 and $1,007,000, respectively.

During the six months ended June 30, 2009, 544,250 stock options were granted at a Black Scholes weighted average value of $5.67 per option.  The options vest 33 1/3% per year over a three year period.  Restricted stock grants of 84,992 shares and restricted stock unit grants of 27,270 units were also made during the six months ended June 30, 2009. The weighted average fair value of the restricted stock grants was $31.05 per share.  The weighted average fair value of the grant of the restricted stock units was $34.21 per unit.  These awards vest over a period of three years.  All of the restricted stock units awarded and 15,735 of the restricted stock shares awarded include performance conditions.

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

As of June 30, 2009, the Company’s total unrecognized compensation cost related to nonvested share-based compensation arrangements and the weighted average period over which the compensation cost is expected to be recognized is as follows:

		Weighted Average
	Unrecognized Compensation Cost	Period of Recognition
	(in thousands)	(in years)

Equity incentive plan awards	$8,571	2.18
Employee stock purchase plan	$15	0.04

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

For investments that have quoted market prices in active markets, the Company uses the quoted market price as fair value and includes these investments in Level 1 of the fair value hierarchy.  The Company classifies U.S. Treasury securities and publicly traded equity mutual funds as Level 1.  When quoted market prices in active markets are not available, the Company relies on a pricing service, which uses pricing models to determine fair value.  The Company classifies its fixed maturity securities other than U.S. Treasury securities and private placements as Level 2.  Private placement fixed maturity securities, non-publicly traded equity securities and investments in receivership are classified as Level 3.  Fair value of the investments in receivership is based on cash flow analysis and other valuation techniques.

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

When the independent pricing service provides a fair value estimate, the Company uses that estimate. At June 30, 2009, the independent pricing service provided a fair value estimate for all of the investments classified as level 1 investments within the fair value hierarchy and approximately 98% of the investments classified as level 2 estimates within the fair value hierarchy. The fair value of all level 2 securities is based on observable market inputs.

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

Management reviews, on an ongoing basis, the reasonableness of the methodologies employed by the independent pricing service. As part of the monthly review process, management examines the prices obtained from the independent pricing service. This process routinely involves reviewing any available recent transaction activity reported via various investment research tools. Additionally, the Company tracks changes in credit ratings of all fixed maturity securities on a monthly basis and performs a more in-depth, quarterly evaluation of fixed income securities that are rated below single A by Moody’s and/or S&P. If as a result of its review, management does not believe that a price received with respect to any particular security is a reasonable estimate of the fair value of the security, it will discuss this with the independent pricing service to resolve the discrepancy. Management then determines the appropriate level of classification of each investment within the fair value hierarchy based on its evaluation of the inputs used in determining the fair value.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a summary of the fair value measurements of applicable Company assets by level within the fair value hierarchy as of June 30, 2009.  These assets are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Fixed maturities available for sale:
U.S. Treasury securities	$54,550	$54,550
Obligations of U.S. government corporations and agencies	24,253		$24,253
Obligations of states and political subdivisions	938,878		938,878
Corporate securities	615,740		613,196	$2,544
Mortgage-backed securities	403,172		403,172
Total available for sale	2,036,593	54,550	1,979,499	2,544
Equity securities:
Global fund	32,408	32,408
Total stock market index fund	118,550	118,550
Other	6			6
Total equity securities	150,964	150,958		6
Total	$2,187,557	$205,508	$1,979,499	$2,550

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended June 30, 2009
	Fixed Maturities Available for Sale	Equity Securities
	(in thousands)
Balance at April 1, 2009	$ 2,850	$ 6
Total losses (realized/unrealized)
Included in earnings	(37)
Purchases, issuances and settlements	(269)
Balance at June 30, 2009	$ 2,544	$ 6

The amount of total losses for the three month period included in earnings (realized investment gains (losses), net) attributable to the change in unrealized losses relating to assets still held at June 30, 2009
		$ (37)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six months ended June 30, 2009
	Fixed Maturities Available for Sale	Equity Securities
	(in thousands)
Balance at January 1, 2009	$3,116	$6
Total losses (realized/unrealized)
Included in earnings	(138)
Purchases, issuances and settlements	(434)
Balance at June 30, 2009	$2,544	$6

The amount of total losses for the six month period included in earnings (realized investment gains (losses), net) attributable to the change in unrealized losses relating to assets still held at June 30, 2009		$(138)

The other invested assets on the balance sheet are carried at cost, which approximates fair value, and are tested for impairment on a quarterly basis.  During the first quarter of 2009, the security was written down to fair value and an impairment charge of $299,000 was included in earnings for the period.  Fair value is determined based on cash flow analysis and other valuation techniques, based on unobservable inputs (Level 3).

The amortized cost and estimated fair value of investments in fixed maturity and equity securities are as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$489	$14			$503
Obligations of states and political subdivisions	129,890	4,812		$(25)	134,677
Corporate securities	95,291	3,348		(381)	98,258
Total held to maturity	225,670	8,174		(406)	233,438
Available for sale:
U.S. Treasury securities	52,961	1,738		(149)	54,550
Obligations of U.S. government corporations and agencies	22,811	1,442			24,253
Obligations of states and political subdivisions	912,098	28,207		(1,427)	938,878
Corporate securities	604,394	21,107		(9,761)	615,740
Mortgage-backed securities	382,612	20,625		(65)	403,172
Total available for sale	1,974,876	73,119		(11,402)	2,036,593
Total fixed maturities	$2,200,546	$81,293		$(11,808)	$2,270,031
Total equity securities	$134,742	$16,222	$		$150,964

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity:
Due through December 31, 2010	$78,952	$80,346
Due 2011 through 2014	138,879	145,247
Due 2015 through 2019	4,592	4,696
Due after 2019	3,247	3,149
	225,670	233,438
Available for sale:
Due through December 31, 2010	273,767	277,209
Due 2011 through 2014	486,257	504,475
Due 2015 through 2019	761,774	781,417
Due after 2019	70,466	70,320
	1,592,264	1,633,421
Mortgage-backed securities	382,612	403,172
	1,974,876	2,036,593
Total fixed maturities	$2,200,546	$2,270,031

Realized gross gains (losses) from investments is as follows:

	For the three months	For the six months
	ended June 30, 2009	ended June 30, 2009
	(in thousands)
Fixed maturity securities:
Available for sale:
Gross gains	$1,936	$1,936
Gross losses	(2,034)	(2,678)

Other invested assets:
Gross losses		(299)

Net realized investment losses	$(98)	$(1,041)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Harleysville Group held securities with unrealized losses at June 30, 2009 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities: U.S. Treasury securities	$11,359	$149	$149
Obligations of states and political subdivisions	112,703	1,452	1,452
Corporate securities	142,158	10,142	1,956	$8,186
Mortgage-backed securities	2,907	65	65
Total temporarily impaired securities	$269,127	$11,808	$3,622	$8,186

Of the total fixed maturity securities with an unrealized loss at June 30, 2009, securities with a fair value of $246,693,000 and an unrealized loss of $11,402,000 are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $22,434,000 and an unrealized loss of $406,000 are classified as held to maturity and are carried at amortized cost on the balance sheet.

The unrealized losses on fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to a widening of credit spreads rather than a decline in credit quality. There are $87,315,000 in fixed maturity securities, at fair value, that at June 30, 2009, had been below amortized cost for over twelve months. Of the $8,186,000 of unrealized losses on such securities, $5,390,000 was related to securities which carry an investment grade debt rating where the unrealized loss was primarily due to a widening of credit spreads. The remaining unrealized loss of $2,796,000 was related to securities which carry a debt rating below investment grade. Per the Company’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the Company intends to sell or more likely than not will be required to sell the security before recovery of its value.  The Company believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and overall economic conditions, these investments may be written down in the income statement in the future.

There were credit-related impairment charges of $37,000 and $980,000 in the three and six months ended June 30, 2009, respectively, and credit-related impairment charges of $998,000 and $2,128,000 in the three and six months ended June 30, 2008, respectively.  The six month 2009 impairment charge consisted of $681,000 on fixed income securities and $299,000 on other invested assets. The six month 2008 impairment charge related to fixed income securities.  There were no non-credit-related impairment charges in 2009.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5  –  Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$20,132	$9,362	$37,421	$33,504
Denominator for basic earnings per share -- Weighted average shares outstanding	28,001,825	29,677,137	28,146,539	29,993,446
Effect of stock incentive plans	114,384	290,155	143,562	282,510
Denominator for diluted earnings per share	28,116,209	29,967,292	28,290,101	30,275,956
Basic earnings per share	$.72	$.32	$1.33	$1.12
Diluted earnings per share	$.72	$.31	$1.32	$1.11

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Number of options	568	—	572	—

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6  –  Reinsurance

Premiums earned are net of amounts ceded of $27,235,000 and $52,924,000 for the three and six months ended June 30, 2009, respectively, and $25,909,000 and $50,897,000 for the three and six months ended June 30, 2008, respectively.  Losses and loss settlement expenses are net of amounts ceded of $8,260,000 and $20,226,000 for the three and six months ended June 30, 2009, respectively, and $21,538,000 and $29,119,000 for the three and six months ended June 30, 2008, respectively.  Such amounts ceded do not include the reinsurance transactions with the Mutual Company under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers.

Pursuant to the terms of a reinsurance pooling agreement with the Mutual Company, each of the insurance subsidiaries of Harleysville Group Inc. cedes premiums, losses and underwriting expenses on all of their respective business to the Mutual Company which, in turn, retrocedes to such subsidiaries and Pennland a specified portion of premiums, losses and underwriting expenses of the Mutual Company and such subsidiaries and Pennland.  Because this agreement does not relieve Harleysville Group Inc.’s insurance subsidiaries of primary liability as originating insurers, there is a concentration of credit risk arising from business ceded to the Mutual Company.  However, the reinsurance pooling agreement provides for the right of offset.  The Mutual Company has an A. M. Best rating of “A-” (Excellent).

7  -  Cash Flows

There were cash tax payments of $10,154,000 and $23,000,000 and cash interest payments of $3,112,000 and $3,227,000 in the first six months of 2009 and 2008, respectively.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8  -  Segment Information

The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

Financial data by segment is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$173,452	$189,746	$351,130	$379,258
Personal lines	41,337	40,089	81,682	79,950
Total premiums earned	214,789	229,835	432,812	459,208
Net investment income	26,364	28,565	52,753	57,763
Realized investment gains (losses)	(98)	183	(1,041)	(49)
Other	3,406	2,937	6,831	6,453
Total revenues	$244,461	$261,520	$491,355	$523,375
Income before income taxes:
Underwriting gain (loss):
Commercial lines	$(1,402)	$(13,406)	$(6,278)	$(22,937)
Personal lines	(43)	(7,041)	1,012	(5,344)
SAP underwriting loss	(1,445)	(20,447)	(5,266)	(28,281)
GAAP adjustments	1,635	2,422	1,927	14,452
GAAP underwriting gain (loss)	190	(18,025)	(3,339)	(13,829)
Net investment income	26,364	28,565	52,753	57,763
Realized investment gains (losses)	(98)	183	(1,041)	(49)
Other	487	182	1,478	866
Income before income taxes	$26,943	$10,905	$49,851	$44,751

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9  –  Comprehensive Income

Comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 consisted of the following (all amounts are net of taxes):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net income	$20,132	$9,362	$37,421	$33,504
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized investment holding gains (losses) arising during period	23,268	(28,750)	32,378	(21,407)
Less:
Reclassification adjustment for (gains) losses included in net income	64	(119)	677	32
Net unrealized investment gains (losses)	23,332	(28,869)	33,055	(21,375)
Defined benefit pension plans:
Recognized net actuarial loss	296	28	592	57
Other comprehensive income (loss)	23,628	(28,841)	33,647	(21,318)
Comprehensive income (loss)	$43,760	$(19,479)	$71,068	$12,186

Accumulated other comprehensive income (loss) at June 30, 2009 and December 31, 2008 consisted of the following amounts (which are net of tax):

	June 30, 2009	December 31, 2008
	(in thousands)

Unrealized investment gains	$50,660	$17,605
Defined benefit pension plan - net actuarial loss	(34,403)	(34,995)
Accumulated other comprehensive income (loss)	$16,257	$(17,390)

10  –  Pension

Harleysville Group Inc. has a frozen pension plan that covers employees hired before January 1, 2006.  The net periodic pension cost for the plan including the Mutual Company consists of the following components:

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Components of net periodic pension cost:
Interest cost	$2,871	$2,817	$5,742	$5,634
Expected return on plan assets	(2,980)	(3,098)	(5,960)	(6,196)
Recognized net actuarial loss	639	68	1,278	136
Net periodic pension cost:
Entire plan	$530	$(213)	$1,060	$(426)
Harleysville Group portion	$378	$(69)	$755	$(137)

Harleysville Group’s expected portion of the 2009 contribution to the pension plan is $6,058,000. Contributions of $3,020,000 were made in the first six months of 2009.

11  –  Borrowings

Debt is as follows:

	June 30, 2009	December 31, 2008
	(in thousands)

Notes, 5.75%, due 2013	$100,000	$100,000
Demand term-loan payable to the Mutual Company, LIBOR plus 0.45%, due 2012	18,500	18,500
Total debt	$118,500	$118,500

The fair value of the notes was $91,452,700 and $94,188,000 at June 30, 2009 and December 31, 2008, respectively, based on quoted market prices for the same or similar debt. The carrying value of the remaining debt approximates fair value.

12  –  Shareholders’ Equity

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13  –  Income Taxes

Effective January 1, 2007, Harleysville Group adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As of June 30, 2009, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Federal tax years 2005 through 2008 were open for examination as of June 30, 2009.

14  –  New Accounting Standards

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP lists a series of factors which should be evaluated to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability.  If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value and further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with Statement No. 157.  A reporting entity should also evaluate the circumstances to determine whether the transaction is orderly based on the weight of the evidence.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with prospective application.  The adoption of this FSP did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  For debt securities that have fair values less than their amortized cost, this FSP modifies the current requirements that to avoid recognizing an other-than-temporary impairment, management must assert that it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis.  Instead, an entity should assess whether the entity (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery.  An entity must recognize an other-than-temporary impairment if either of these conditions is met.  If an entity does not expect to recover the entire amortized cost basis of a security, an other-than-temporary impairment shall be considered to have occurred.  If the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss, which is recognized in earnings, and (b) the amount related to all other factors, which is recognized in other comprehensive income.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  Adoption of this FSP did not have a material impact on the Company’s results of operations or financial position.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires disclosure in interim financial statements of the fair value of all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” as well as the methods and significant assumptions used to estimate the fair value of those financial instruments.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP did not have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This SFAS establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This SFAS is effective for interim or annual periods ending after June 15, 2009.  Adoption of this SFAS did not have a material impact on the Company’s results of operations or financial position.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Certain of the statements contained herein (other than statements of historical facts) are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, legislative and regulatory developments. These forward looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect on Harleysville Group. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on Harleysville Group will be those anticipated by management. Actual financial results, including premium levels and underwriting results, could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves; catastrophe losses; the insurance product pricing environment; changes in applicable law; government regulation and changes therein that may impede the ability to charge adequate rates; performance of and instability in the financial markets; investment losses; fluctuations in interest rates; availability and price of reinsurance; the pooled A. M. Best rating of Harleysville Group; and the status of labor markets in which the Company operates.

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

Investments.  Generally, unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income and, accordingly, have no effect on net income.  However, if the fair value of an investment declines below its cost and that decline is deemed other than temporary, the amount of the decline below cost due to credit-related reasons is charged to earnings and the remaining difference is included in comprehensive income.  Per the Company’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the Company intends to sell or more likely than not will be required to sell the security before recovery of its value.  Harleysville Group monitors its investment portfolio and at least quarterly reviews investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary.  Such evaluations consider, among other things, the magnitude and reasons for a decline, the prospects for the fair value to recover in the near term and Harleysville Group’s intent to retain the investment for a period of time sufficient to allow for a recovery in value.  Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future.

The severe downturn in the public debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, has resulted in significant realized and unrealized losses in our investment portfolio in the past.  Depending on market conditions going forward, we could incur additional realized and unrealized losses in future periods.

Harleysville Group has written down to fair value any equity security that has declined below cost (i) by more than 20% and maintained such decline for six months or (ii) by 50% or more in the quarter in which either such decline occurred.  In some cases, securities that have declined by a lesser amount or for a shorter period of time are written down if the evaluation indicates the decline is other than temporary.  The fair value of equity mutual fund holdings is based on the closing net asset value reported by the fund.  The fair value of fixed maturities is based upon data supplied by an independent pricing service.  It can be difficult to determine the fair value of non-traded securities but Harleysville Group does not own a material amount of non-traded securities.

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

The application of certain of these critical accounting policies to the periods ended June 30, 2009 and 2008 is discussed in greater detail below.

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

The liabilities transferred consisted of the following at January 1, 2008 (in thousands):

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

Premiums earned decreased $15.0 million, or 6.5%, during the three months ended June 30, 2009 compared to the same period in the prior year primarily due to a decrease of $16.3 million in premiums earned for commercial lines, partially offset by an increase of $1.3 million in premiums earned for personal lines.  The decrease in premiums earned for commercial lines was 8.6%, primarily due to lower average premiums and lower premium writings in the current and prior year.  The increase in premiums earned for personal lines was 3.1%, due to an increase in premiums earned in homeowners and personal automobile lines.

Premiums earned decreased $26.4 million, or 5.7%, during the six months ended June 30, 2009 compared to the same period in the prior year primarily due to a decrease of $28.1 million in premiums earned for commercial lines, partially offset by an increase of $1.7 million in premiums earned for personal lines.  The decrease in premiums earned for commercial lines was 7.4%, primarily due to lower average premiums and lower premium writings in the current and prior year.  The increase in premiums earned for personal lines was 2.2%, due to an increase in premiums earned in homeowners, personal automobile and other personal lines.

Investment income decreased $2.2 million and $5.0 million for the three and six months ended June 30, 2009 as compared to the same periods in the prior year, primarily due to a lower average level of invested assets and a lower investment yield on fixed income securities and short-term investments.  The lower level of invested assets is primarily due to share repurchases under the Company’s stock repurchase program.

Realized investment losses increased $1.0 million for the six months ended June 30, 2009 as compared to the same period in the prior year.  There were credit-related impairment charges of $1.0 million and $2.1 million in the six months ended June 30, 2009 and 2008, respectively, as the declines of investments below cost were deemed to be other than temporary.

Harleysville Group holds securities with unrealized losses at June 30, 2009 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	Over 12 Months
		(in thousands)
Fixed maturities: U.S. Treasury securities	$11,359	$149	$149
Obligations of states and political subdivisions	112,703	1,452	1,452
Corporate securities	142,158	10,142	1,956	$8,186
Mortgage-backed securities	2,907	65	65
Total temporarily impaired securities	$269,127	$11,808	$3,622	$8,186

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Of the total fixed maturity securities with an unrealized loss at June 30, 2009, securities with a fair value of $246.7 million and an unrealized loss of $11.4 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $22.4 million and an unrealized loss of $0.4 million are classified as held to maturity and are carried at amortized cost on the balance sheet.

The unrealized losses on fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to a widening of credit spreads rather than a decline in credit quality. There are $87.3 million in fixed maturity securities, at fair value, that at June 30, 2009, had been below amortized cost for over twelve months. Of the $8.2 million of unrealized losses on such securities, $5.4 million was related to securities which carry an investment grade debt rating where the unrealized loss was primarily due to a widening of credit spreads. The remaining unrealized loss of $2.8 million was related to securities which carry a debt rating below investment grade. Per the Company’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the Company intends to sell or more likely than not will be required to sell the security before recovery of its value. The Company believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and overall economic conditions, these investments may be written down in the income statement in the future.

Income before income taxes increased $16.0 million for the three months ended June 30, 2009 compared to the same prior year period.  Income before income taxes increased $5.1 million for the six months ended June 30, 2009 compared to the same prior year period.  The increases were primarily due to improved underwriting results in the 2009 periods, compared to the prior year periods, partially offset by decreases in investment income.

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability.  This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium.  The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense.  A ratio of less than 100 percent generally indicates underwriting profitability.  Harleysville Group’s statutory combined ratio decreased to 99.5% for the three months ended June 30, 2009 from 107.7% for the three months ended June 30, 2008 and decreased to 100.7% for the six months ended June 30, 2009 from 102.2% for the six months ended June 30, 2008.  The statutory combined ratio for the six months ended June 30, 2008 includes a benefit of 0.7% due to the impact of the transfer of liabilities in connection with the pool change effective January 1, 2008.  This benefit results from the statutory treatment of the ceding commission paid on the unearned premiums transferred on January 1, 2008.  Excluding the impact of the pool transfer in 2008, the statutory combined ratio decreased to 100.7% for the six months ended June 30, 2009 from 102.9% for the six months ended June 30, 2008.  Such decreases in the combined ratio were due to lower catastrophe losses in both the three and six month periods ended June 30, 2009.  Net catastrophe losses decreased to $3.6 million for the three months ended June 30, 2009 from $25.1 million for the three months ended June 30, 2008.  Net catastrophe losses decreased to $5.3 million for the six months ended June 30, 2009 from $28.1 million for the six months ended June 30, 2008.  The 2008 catastrophe losses were primarily due to tornadoes and hail storms impacting Arkansas and Minnesota during the second quarter.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The statutory combined ratios by line of business for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, are shown below.  The statutory combined ratios for the six months ended June 30, 2008 are shown both including and excluding the impact of the pool transfer.  The combined ratios excluding the pool transfer are shown, as they are prepared on a basis that is comparable to the combined ratios for the six months ended June 30, 2009.

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008	2008
				Excluding the Impact of the Pool Transfer	Including the Impact of the Pool Transfer
Commercial:
Automobile	89.4%	98.1%	89.3%	95.9%	95.0%
Workers compensation	113.3%	111.9%	110.1%	111.7%	111.0%
Commercial multi-peril	104.3%	107.1%	106.1%	104.8%	104.1%
Other commercial	93.5%	113.0%	100.6%	97.9%	97.2%
Total commercial	100.2%	106.1%	101.4%	102.5%	101.8%

Personal:
Automobile	103.7%	90.2%	105.3%	94.0%	93.1%
Homeowners	93.2%	142.0%	93.6%	117.6%	116.5%
Other personal	74.6%	114.6%	76.1%	92.4%	92.5%
Total personal	96.8%	115.7%	97.8%	104.8%	103.9%

Total personal and commercial	99.5%	107.7%	100.7%	102.9%	102.2%

The commercial lines statutory combined ratio decreased to 100.2% and 101.4% for the three and six months ended June 30, 2009 from 106.1% and 101.8% for the three and six months ended June 30, 2008.  Excluding the impact of the pool transfer in 2008, the commercial lines statutory combined ratio decreased to 101.4% for the six months ended June 30, 2009 from 102.5% for the six months ended June 30, 2008.  These decreases are primarily due to the higher than average catastrophe experience affecting property coverages during the three and six months ended June 30, 2008, whereas catastrophe experience for the three and six months ended June 30, 2009 is near average levels.  The recognition of $11.4 million of favorable prior year development in the commercial automobile line of business in the six months ended June 30, 2009 compared to $6.8 million in the six months ended June 30, 2008 also contributed to the decrease in the commercial lines statutory combined ratio in 2009.

The personal lines statutory combined ratio decreased to 96.8% and 97.8% for the three and six months ended June 30, 2009 from 115.7% and 103.9% for the three and six months ended June 30, 2008.  Excluding the impact of the pool transfer in 2008, the personal lines statutory combined ratio decreased to 97.8% for the six months ended June 30, 2009 from 104.8% for the six months ended June 30, 2008.  These decreases are primarily due to the higher than average catastrophe experience affecting property coverages during the three and six months ended June 30, 2008, whereas catastrophe experience for the three and six months ended June 30, 2009 is near average levels.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	June 30, 2009	December 31, 2008
	(in thousands)
Commercial:
Automobile	$312,118	$319,418
Workers compensation	386,961	388,148
Commercial multi-peril	618,305	606,663
Other commercial	137,618	122,986
Total commercial	1,455,002	1,437,215
Personal:
Automobile	78,001	79,995
Homeowners	36,769	37,730
Other personal	3,762	3,309
Total personal	118,532	121,034
Total personal and commercial	1,573,534	1,558,249
Plus reinsurance recoverables	204,662	209,352
Total liability	$1,778,196	$1,767,601

The following table presents the increase (decrease) in the estimated ultimate loss and loss settlement expenses attributable to insured events of prior years for the six months ended June 30, 2009 by line of business:

	Total	Accident Years
		2008	2007	2006 and Prior Years
	(in thousands)
Commercial:
Automobile	$(11,425)	$950	$(452)	$(11,923)
Workers compensation	(2,461)	870	(34)	(3,297)
Commercial multi-peril	(2,550)	76	271	(2,897)
Other commercial	762	1,066	(290)	(14)
Total commercial	(15,674)	2,962	(505)	(18,131)

Personal:
Automobile	320	(141)	17	444
Homeowners	(2,249)	(2,258)	(21)	30
Other personal	346	310	73	(37)
Total personal	(1,583)	(2,089)	69	437
Total net development	$(17,257)	$873	$(436)	$(17,694)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

There was $17.3 million of net favorable development in the provision for insured events in prior years for the six months ended June 30, 2009 ($7.1 million in the second quarter of 2009), of which $15.7 million was in commercial lines and $1.6 was in personal lines.  The favorable development primarily related to the 2003 through 2006 accident years as a result of lower than expected claim severity experienced in the commercial automobile, commercial multi-peril and workers compensation lines of business.

There was $12.8 million of net favorable development in the provision for insured events in prior years for the six months ended June 30, 2008 ($5.2 million in the second quarter of 2008), of which $7.7 million was in commercial lines and $5.1 million was in personal lines.  The favorable development primarily related to the 2003 through 2006 accident years as a result of lower than expected claim severity experienced in the workers compensation and commercial and personal automobile lines of business, partially offset by adverse development in accident year 2007 and accident years prior to 2003.

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group’s pooling share of the total pooled amounts.

	For the six months ended June 30, 2009	For the year ended December 31, 2008
	(dollars in thousands)

Number of claims pending, beginning of period	5,367	5,328
Number of claims reported	3,350	8,487
Number of claims settled or dismissed	(3,382)	(8,448)
Number of claims pending, end of period	5,335	5,367
Losses paid	$31,176	$61,057
Loss settlement expenses paid	$6,823	$14,490

Workers compensation losses primarily consist of indemnity and medical costs for injured workers.

Harleysville Group records the actuarial best estimate of the ultimate unpaid losses and loss settlement expenses incurred.  The estimate represents the actuarially determined expected amount of future payments on all loss and loss settlement expenses incurred on or before June 30, 2009.  Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the liability for unpaid losses and loss settlement expenses by case and incurred but not reported (IBNR) reserves by line of business as of June 30, 2009:

	Case	IBNR	LAE Liability	IBNR (Incl. LAE)	Total Liability
	(in thousands)
Commercial:
Automobile	$116,539	$142,201	$53,378	$195,579	$312,118
Workers compensation	158,444	176,646	51,871	228,517	386,961
Commercial multi-peril	178,690	270,774	168,841	439,615	618,305
Other commercial	37,710	70,184	29,724	99,908	137,618
Total commercial	491,383	659,805	303,814	963,619	1,455,002
Personal:
Automobile	34,043	30,442	13,516	43,958	78,001
Homeowners	12,823	16,967	6,979	23,946	36,769
Other personal	1,660	1,541	561	2,102	3,762
Total personal	48,526	48,950	21,056	70,006	118,532
Total net liability	539,909	708,755	324,870	1,033,625	1,573,534
Reinsurance recoverables	146,758	57,419	485	57,904	204,662
Total gross liability	$686,667	$766,174	$325,355	$1,091,529	$1,778,196

Reinsurance receivables were $207.4 million and $212.7 million at June 30, 2009 and December 31, 2008, respectively.  Of these amounts, $106.1 million and $112.0 million, or 51% and 53%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi-governmental pools and reinsurance facilities where, Harleysville Group believes, there is limited credit risk.  The remainder of the reinsurance receivables are principally due from reinsurers rated A- or higher by A.M. Best.  Ceded reinsurance contracts do not relieve Harleysville Group’s primary obligation to its policyholders.  Consequently, an exposure exists with respect to reinsurance recoverables to the extent that any reinsurer is unable to meet its obligation or disputes the liabilities assumed under the reinsurance contract. From time to time, Harleysville Group may encounter such disputes with its reinsurers. In addition, the creditworthiness of our reinsurers could deteriorate in the future due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses.  Harleysville Group’s reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims.  As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements.  There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at June 30, 2009.

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

Effective for one year from July 1, 2009, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiaries renewed their catastrophe reinsurance treaty under which they are purchasing higher coverage limits and increasing their co-participation.  Annual retentions and limits on the expiring and new treaties are set forth below:

NEW TREATY FOR 2009-2010	EXPIRING TREATY FOR 2008-2009
Retention: $50 million	Retention: $50 million
Coverage for Losses	Coverage for Losses
83% of losses between $50 and $90 million	90% of losses between $50 and $90 million
70% of losses between $90 and $200 million	80% of losses between $90 and $375 million
78% of losses between $200 and $425 million

The maximum recovery under the new treaty is $285.7 million; under the expiring treaty it was $264.0 million.  Harleysville Group’s current pooling share of this maximum recovery would be $228.6 million, compared to a maximum recovery of $211.2 million under the expiring treaty.  Both the new treaty and the expiring treaty include reinstatement provisions providing for coverage for a second catastrophe and requiring payment of additional premium in the event a first catastrophe occurs.

The income tax expense for the three and six months ended June 30, 2009 includes a tax benefit of $2.7 million and $5.1 million associated with tax-exempt income compared to $2.3 million and $4.5 million in the same prior year periods.

Liquidity and Capital Resources

Operating activities provided $38.2 million and $127.4 million of net cash for the six months ended June 30, 2009 and 2008, respectively.  The 2008 amount includes $82.6 million received in connection with the increase in the pool participation percentage effective January 1, 2008.  The remaining decrease of $6.6 million is primarily due to a decrease in underwriting cash flow and the change in the affiliate balances due to timing, partially offset by a decrease in federal income tax payments.

Investing activities used $2.9 million and $75.1 million of net cash for the six months ended June 30, 2009 and 2008, respectively.  The change is primarily due to lower net purchases of investments due to the decrease in net cash provided by operating activities, partially offset by the decrease in cash used by financing activities.

Net cash used by financing activities was $35.2 million and $52.6 million for the six months ended June 30, 2009 and 2008, respectively.  The decrease is primarily due to a decrease in the purchase of treasury stock, partially offset by an increase in dividends paid.

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

Harleysville Group Inc. maintained $17.9 million of cash and marketable securities at June 30, 2009 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock.  In June 2007, the Company’s Board of Directors authorized a stock repurchase plan under which up to 1.6 million shares of its outstanding common stock could be repurchased through an open market purchase program. The Company was authorized to repurchase shares from the Mutual Company, which owned 53% of the Company’s stock at that time, at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of the Mutual Company and the public float as of the authorization date. This program was completed on July 18, 2007. On August 1, 2007, the Board of Directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock for a two year period under terms similar to the first repurchase authorization.  This program was completed on May 16, 2008. On May 20, 2008, the Board of Directors authorized the Company to repurchase up to an additional 1.5 million shares of its outstanding common stock for a two year period under terms similar to the first repurchase authorization.  This program was completed on November 20, 2008.  On February 19, 2009 the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions.  Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases. The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company.  This program was completed on June 15, 2009.  On July 30, 2009 the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of February 19, 2009.  The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from the Mutual Company.  On July 30, 2009 the Board of Directors also increased the Company’s regular quarterly cash dividend to shareholders from $.30 per share to $.325 per share.  Harleysville Group has no other material commitments for capital expenditures as of June 30, 2009.

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
Item 3.
Quantitative and Qualitative Disclosures
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

Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2008 to June 30, 2009.  During the first quarter of 2009, the Company increased its holdings of equity securities by approximately $38 million.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 4.
Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009, which is the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the second quarter of 2009, for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)
Change in internal control over financial reporting.  There was no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II.    OTHER INFORMATION

Item 1A.	Risk Factors

The business, results of operations and financial condition, and therefore the value of Harleysville Group’s securities, are subject to a number of risks.  Some of those risks are set forth in the Company’s annual report on Form 10-K for fiscal year 2008, filed with the U.S. Securities and Exchange Commission on March 10, 2009.  There has been no material change from risk factors as previously disclosed in the Company’s annual report for fiscal year 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases Of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program

April 1 - April 30, 2009	126,045	$28.27	126,045	505,711
May 1 - May 31, 2009	456,154	$29.06	456,154	49,557
June 1 - June 30, 2009	49,613	$29.96	49,557	0

(1)
In June 2007, the Board of Directors authorized the Company to repurchase up to 1.6 million shares of its outstanding common stock for a two year period in the open market or in privately negotiated transactions.  The Company was authorized to repurchase shares from the Mutual Company, which owned 53% of the Company’s stock at that time, at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of the Mutual Company and the public float as of the authorization date.  This program was completed on July 18, 2007.  On August 1, 2007, the Board of Directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock for a two year period in the open market or in privately negotiated transactions.  The Company was authorized to repurchase shares from the Mutual Company at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of the Mutual Company and the public float as of the authorization date.  This program was completed on May 16, 2008.  On May 20, 2008, the Board of Directors authorized the Company to repurchase an additional 1.5 million shares of its outstanding common stock for a two year period in the open market or in privately negotiated transactions.  The Company was authorized to repurchase shares from the Mutual Company at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of the Mutual Company and public float as of the authorization date.  This program was completed on November 20, 2008.  On February 19, 2009, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions.  Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases.  The Company  repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company.  This program was completed on June 15, 2009.  On

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
(Continued)

July 30, 2009 the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of February 19, 2009.  The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from the Mutual Company.

(2)
Represents the total number of shares repurchased during the period, all of which  were settled for cash on or before June 30, 2009.

In accordance with the terms of its Equity Incentive Plan, the Company acquired the following shares from employees in connection with stock option exercises and the vesting of restricted stock.  The stock was received in payment of the exercise price of the stock options and in satisfaction of withholding taxes due upon exercise or vesting.

June:  56 shares

Item 4.	Submission of Matters to a Vote of Security Holders

See the Company’s periodic report on Form 10-Q for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission on May 1, 2009.

Item 6.	a.	Exhibits
		31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________________________________
*Filed herewith.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harleysville Group Inc.

Date: August 7, 2009	By:	/s/ ARTHUR E. CHANDLER
Arthur E. Chandler Senior Vice President and Chief Financial Officer (duly elected officer and principal financial officer)