Form 10-Q
period 2009-09-30
HARLEYSVILLE GROUP INC
filed 2009-11-06
CIK 792013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————
FORM 10-Q
——————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒.

At  November 4, 2009  27,653,126  shares of common stock of Harleysville Group Inc. were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 1.  Financial Statements
HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $217,523 and $250,798)	$207,129	$246,855
Available for sale, at fair value (cost $2,049,115 and $1,889,778)	2,168,897	1,914,051
Equity securities, at fair value (cost $135,389 and $96,004)	177,008	98,815
Short-term investments, at cost, which approximates fair value	98,722	210,682
Other invested assets, at cost, which approximates fair value	2,578	3,189
Total investments	2,654,334	2,473,592

Cash	146	146
Receivables:
Premiums	137,661	142,602
Reinsurance	206,419	212,654
Accrued investment income	25,703	25,630
Total receivables	369,783	380,886

Deferred policy acquisition costs	111,516	110,339
Prepaid reinsurance premiums	42,696	41,481
Property and equipment, net	13,724	12,511
Deferred income taxes	20,531	68,892
Other assets	62,479	67,471
Total assets	$3,275,209	$3,155,318

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $270,135 and $278,841)	$1,761,691	$1,767,601
Unearned premiums (affiliate $56,190 and $68,748)	481,744	484,560
Accounts payable and accrued expenses	138,849	119,063
Due to affiliate	8,760	12,960
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Total liabilities	2,509,544	2,502,684

Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 34,550,961 and 34,254,581 shares; outstanding 27,653,052 and 28,156,672 shares	34,551	34,254
Additional paid-in capital	243,074	231,715
Accumulated other comprehensive income (loss)	70,803	(17,390)
Retained earnings	625,466	589,146
Treasury stock, at cost, 6,897,909 and 6,097,909 shares	(208,229)	(185,091)
Total shareholders’ equity	765,665	652,634

Total liabilities and shareholders’ equity	$3,275,209	$3,155,318

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the three months ended September 30, 2009 and 2008
(dollars in thousands, except per share data)

	2009	2008
Revenues:
Premiums earned from affiliate (ceded to affiliate, $181,287 and $190,620)	$212,591	$230,433
Investment income, net of investment expense	26,299	27,567
Realized investment gains (losses), net
Total other-than-temporary impairment losses	—	(30,231)
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	2,440	1,235
Total realized investment gains (losses), net	2,440	(28,996)
Other income (affiliate $1,212 and $1,528)	2,962	3,508

Total revenues	244,292	232,512

Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $113,553 and $132,835)	132,635	147,466
Amortization of deferred policy acquisition costs	53,835	56,860
Other underwriting expenses	21,625	22,480
Interest expense (affiliate $34 and $136)	1,516	1,618
Other expenses	972	1,189

Total expenses	210,583	229,613

Income before income taxes	33,709	2,899

Income taxes (benefit)	8,985	(1,289)

Net income	$24,724	$4,188

Per common share:
Basic net income	$.89	$.15

Diluted net income	$.88	$.14

Cash dividend	$.325	$.30

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the nine months ended September 30, 2009 and 2008
(dollars in thousands, except per share data)

	2009	2008
Revenues:
Premiums earned from affiliate (ceded to affiliate, $544,572 and $570,179)	$645,403	$689,641
Investment income, net of investment expense	79,052	85,330
Realized investment gains (losses), net
Total other-than-temporary impairment losses	(980)	(32,359)
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	2,379	3,314
Total realized investment gains (losses), net	1,399	(29,045)
Other income (affiliate $3,997 and $4,691)	9,793	9,961

Total revenues	735,647	755,887

Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $353,359 and $400,910)	418,114	465,509
Amortization of deferred policy acquisition costs	161,714	170,514
Other underwriting expenses	64,418	63,820
Interest expense (affiliate $257 and $469)	4,702	4,915
Other expenses	3,139	3,479

Total expenses	652,087	708,237

Income before income taxes	83,560	47,650

Income taxes	21,415	9,958

Net income	$62,145	$37,692

Per common share:
Basic net income	$2.22	$1.28

Diluted net income	$2.20	$1.26

Cash dividend	$.925	$.80

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the nine months ended September 30, 2009
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2008	34,254,581	$34,254	$231,715	$(17,390)	$589,146	$(185,091)	$652,634

Net income					62,145		62,145

Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				87,306			87,306

Defined benefit pension plans:
Recognized net actuarial loss				887			887

Other comprehensive income							88,193

Comprehensive income							150,338

Issuance of common stock:
Incentive plans	272,313	273	5,121				5,394
Dividend reinvestment plan	24,067	24	711				735

Tax benefit from stock compensation			455				455

Stock compensation			5,072				5,072

Cash dividend paid					(25,825)		(25,825)

Purchase of treasury stock, 800,000 shares						(23,138)	(23,138)

Balance at September 30, 2009	34,550,961	$34,551	$243,074	$70,803	$625,466	$(208,229)	$765,665

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the nine months ended September 30, 2009 and 2008
(in thousands)

	2009	2008

Cash flows from operating activities:
Net income	$62,145	$37,692
Adjustments to reconcile net income to net cash provided by operating activities:
Change in receivables, unearned premiums and prepaid reinsurance balances	7,072	(43,756)
Change in affiliate balance	(4,200)	1,236
Increase (decrease) in unpaid losses and loss settlement expenses	(5,910)	79,960
Deferred income taxes	872	(17,642)
Increase in deferred policy acquisition costs	(1,177)	(292)
Amortization and depreciation	4,801	4,352
Realized investment (gains) losses, net	(1,399)	29,045
Other, net	(874)	(10,582)
	61,330	80,013
Cash provided by the change in the intercompany pooling agreement	—	82,640
Net cash provided by operating activities	61,330	162,653

Cash flows from investing activities:
Fixed maturity investments:
Purchases	(378,570)	(230,366)
Sales or maturities	288,655	250,043
Equity securities:
Purchases	(39,385)	(67,359)
Sales		5,658
Other invested assets:
Maturities (purchases)	312	(5,789)
Net sales (purchases) of short-term investments	111,960	(9,708)
Sale (purchase) of property and equipment, net	(1,923)	27
Net cash used by investing activities	(18,951)	(57,494)

Cash flows from financing activities:
Issuance of common stock	6,129	7,792
Purchase of treasury stock	(23,138)	(92,634)
Dividends paid (to affiliate, $13,437 and $12,128)	(25,825)	(23,411)
Excess tax benefits from share-based payment arrangements	455	2,827
Net cash used by financing activities	(42,379)	(105,426)

Decrease in cash	—	(267)
Cash at beginning of period	146	412
Cash at end of period	$146	$145

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

Harleysville Group evaluated subsequent events through November 6, 2009, which is the date these financial statements were issued.

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

Harleysville Group has several share-based compensation plans.  Harleysville Group measures compensation expense associated with the plans based on the grant-date fair value of the awards.

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

-
The Directors’ Equity Compensation Plan provides for the grant of equity-based awards to non-employee directors of Harleysville Group and the Mutual Company.  These awards can be in the form of stock options, deferred stock units or restricted stock.

The compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $1,478,000 and $1,438,000 for the three months ended September 30, 2009 and 2008, respectively, with a corresponding income tax benefit of $486,000 and $484,000, respectively.  The compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $5,072,000 and $4,483,000 for the nine months ended September 30, 2009 and 2008, respectively, with a corresponding income tax benefit of $1,681,000 and $1,491,000, respectively.

During the nine months ended September 30, 2009, 544,250 stock options were granted at a Black Scholes weighted average value of $5.67 per option.  The options vest 33 1/3% per year over a three year period.  Restricted stock grants of 86,342 shares and restricted stock unit grants of 27,270 units were also made during the nine months ended September 30, 2009.  The weighted average fair value of the restricted stock grants was $31.03 per share.  The weighted average fair value of the grant of the restricted stock units was $34.21 per unit.  These awards vest over a period of three years.  All of the restricted stock units awarded and 15,735 of the restricted stock shares awarded include performance conditions.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of September 30, 2009, the Company’s total unrecognized compensation cost related to nonvested share-based compensation arrangements and the weighted average period over which the compensation cost is expected to be recognized is as follows:

		Weighted Average
	Unrecognized Compensation Cost	Period of Recognition
	(in thousands)	(in years)

Equity incentive plan awards	$7,112	1.97
Employee stock purchase plan	$92	0.29

4  –  Investments

Fair value accounting guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the Financial Accounting Standards Board (FASB) issued new guidance for the accounting for non-financial assets and non-financial liabilities which permitted a one-year deferral of the application of fair value accounting for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of the new guidance on January 1, 2009, for non-financial assets and non-financial liabilities, did not have an impact on the Company’s results of operations or financial condition.

Fair value measurements are determined under a three-level hierarchy which gives the highest priority to quoted prices in active markets and the lowest priority to unobservable inputs which are based on the Company’s own assumptions.  The three levels of the hierarchy are as follows:

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

When the independent pricing service provides a fair value estimate, the Company uses that estimate. At September 30, 2009, the independent pricing service provided a fair value estimate for all of the investments classified as level 1 investments within the fair value hierarchy and approximately 98% of the investments classified as level 2 estimates within the fair value hierarchy. The fair value of all level 2 securities is based on observable market inputs.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is a summary of the fair value measurements of applicable Company assets by level within the fair value hierarchy as of September 30, 2009.  These assets are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Fixed maturities available for sale:
U.S. Treasury securities	$91,955	$91,955
Obligations of U.S. government corporations and agencies	24,292		$24,292
Obligations of states and political subdivisions	1,065,127		1,065,127
Corporate securities	581,262		578,883	$2,379
Mortgage-backed securities	406,261		406,261
Total available for sale	2,168,897	91,955	2,074,563	2,379

Equity securities:
Global fund	38,856	38,856
Total stock market index fund	138,146	138,146
Other	6			6
Total equity securities	177,008	177,002		6

Total	$2,345,905	$268,957	$2,074,563	$2,385

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended September 30, 2009
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at July 1, 2009	$2,544	$6	$2,550
Purchases, issuances and settlements	(165)		(165)

Balance at September 30, 2009	$2,379	$6	$2,385

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine months ended September 30, 2009
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at January 1, 2009	$3,116	$6	$3,122
Total losses (realized/unrealized)
Included in earnings	(138)		(138)
Purchases, issuances and settlements	(599)		(599)
Balance at September 30, 2009	$2,379	$6	$2,385

The amount of total losses for the nine month period included in earnings (realized investment gains (losses), net) attributable to the change in unrealized losses relating to assets still held at September 30, 2009	$(138)	$—	$(138)

    The other invested assets on the balance sheet are carried at cost, which approximates fair value, and are tested for impairment on a quarterly basis.  During the first quarter of 2009, the assets were written down to fair value and an impairment charge of $299,000 was included in earnings for the period.  Fair value is determined based on cash flow analysis and other valuation techniques, based on unobservable inputs (Level 3).

The amortized cost and estimated fair value of investments in fixed maturity and equity securities are as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$489	$13		$502
Obligations of states and political subdivisions	119,736	5,523	$(10)	125,249
Corporate securities	86,904	4,968	(100)	91,772

Total held to maturity	207,129	10,504	(110)	217,523

Available for sale:
U.S. Treasury securities	90,062	1,922	(29)	91,955
Obligations of U.S. government corporations and agencies	22,808	1,484		24,292
Obligations of states and political subdivisions	1,003,001	62,404	(278)	1,065,127
Corporate securities	551,847	32,188	(2,773)	581,262
Mortgage-backed securities	381,397	24,864		406,261

Total available for sale	2,049,115	122,862	(3,080)	2,168,897

Total fixed maturities	$2,256,244	$133,366	$(3,190)	$2,386,420

Total equity securities	$135,389	$41,623	$(4)	$177,008

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity:

Due through December 31, 2010	$61,213	$62,498

Due 2011 through 2014	138,170	147,061

Due 2015 through 2019	4,592	4,905

Due after 2019	3,154	3,059
	207,129	217,523
Available for sale:

Due through December 31, 2010	210,683	214,024

Due 2011 through 2014	530,072	557,089

Due 2015 through 2019	826,253	885,141

Due after 2019	100,710	106,382
	1,667,718	1,762,636
Mortgage-backed securities	381,397	406,261
	2,049,115	2,168,897
Total fixed maturities	$2,256,244	$2,386,420

Realized gross gains (losses) from investments were as follows:

	For the three months	For the nine months
	ended September 30, 2009	ended September 30, 2009
	(in thousands)
Fixed maturity securities:
Available for sale:
Gross gains	$2,440	$4,376
Gross losses		(1,997)
Other than temporary impairment losses		(681)

Other invested assets:
Other than temporary impairment losses		(299)

Net realized investment gains	$2,440	$1,399

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Harleysville Group held securities with unrealized losses at September 30, 2009 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities:
U.S. Treasury securities	$4,941	$29	$29

Obligations of states and political subdivisions	25,551	288	288

Corporate securities	54,580	2,873	30	$2,843

Total fixed maturities	85,072	3,190	347	2,843

Equity mutual funds	644	4	4

Total temporarily impaired securities	$85,716	$3,194	$351	$2,843

Of the total fixed maturity securities with an unrealized loss at September 30, 2009, securities with a fair value of $77,716,000 and an unrealized loss of $3,080,000 are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $7,356,000 and an unrealized loss of $110,000 are classified as held to maturity and are carried at amortized cost on the balance sheet.

The unrealized losses on fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to a widening of credit spreads rather than a decline in credit quality. There were $51,555,000 in fixed maturity securities, at fair value, that at September 30, 2009 had been below amortized cost for over twelve months. Of the $2,843,000 of unrealized losses on such securities, $1,701,000 was related to securities which carry an investment grade debt rating where the unrealized loss was primarily due to a widening of credit spreads, primarily on securities of financial institutions.  The remaining unrealized loss of $1,142,000 was related to securities which carry a debt rating below investment grade. Per the Company’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the Company intends to sell or more likely than not will be required to sell the security before recovery of its value.  The Company believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and overall economic conditions, these investments may be written down in the income statement in the future.

There were credit-related impairment charges of $980,000 in the nine months ended September 30, 2009.  There were no credit-related impairment charges in the three months ended September 30, 2009.  The nine month 2009 credit-related impairment charges consisted of $681,000 on fixed income securities and $299,000 on other invested assets. There were no non-credit-related impairment charges in 2009.  There were impairment charges of $30,231,000 and $32,359,000 in the three and nine months ended September 30, 2008, respectively.  The third quarter 2008 impairment charges consisted of credit-related impairments of $12,446,000 on fixed income securities and impairments of $17,785,000 on equity securities.  The nine month 2008 impairment charges also include an additional credit-related impairment of $2,128,000 on fixed income securities.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5  –  Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$24,724	$4,188	$62,145	$37,692

Denominator for basic earnings per share -- weighted average shares outstanding	27,764,870	28,642,831	28,017,293	29,539,304

Effect of stock incentive plans	177,588	264,221	169,360	282,889

Denominator for diluted earnings per share	27,942,458	28,907,052	28,186,653	29,822,193

Basic earnings per share	$.89	$.15	$2.22	$1.28

Diluted earnings per share	$.88	$.14	$2.20	$1.26

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Number of options	563	—	568	—

The Company adopted the accounting guidance on “Participating Securities and the Two-Class Method,” in the first quarter of 2009.  This guidance redefines participating securities to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of earnings per share (EPS) pursuant to the “two-class method.”  Outstanding unvested restricted stock and restricted stock units issued by the Company under employee compensation programs containing such dividend participation features are considered participating securities subject to the “two-class method” in computing EPS rather than the “treasury stock method.” Prior period EPS has been adjusted retroactively to conform to this guidance.  Adoption of this guidance did not have a material impact on the Company’s earnings per share.

6  –  Reinsurance

Premiums earned are net of amounts ceded of $28,094,000 and $81,018,000 for the three and nine months ended September 30, 2009, respectively, and $26,909,000 and $77,806,000 for the three and nine months ended September 30, 2008, respectively.  Losses and loss settlement expenses are net of amounts ceded of $5,228,000 and $25,454,000 for the three and nine months ended September 30, 2009, respectively, and $23,652,000 and $52,771,000 for the three and nine months ended September 30, 2008, respectively.  Such amounts ceded do not include the reinsurance transactions with the Mutual Company under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

7  –  Cash Flows

Net cash tax payments of $16,354,000 and $27,500,000 were made in the first nine months of 2009 and 2008, respectively.  Cash interest payments of $6,022,000 and $6,238,000 were made in the first nine months of 2009 and 2008, respectively.

8  –   Segment Information

The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

Financial data by segment is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$170,098	$189,894	$521,228	$569,152
Personal lines	42,493	40,539	124,175	120,489
Total premiums earned	212,591	230,433	645,403	689,641
Net investment income	26,299	27,567	79,052	85,330
Realized investment gains (losses)	2,440	(28,996)	1,399	(29,045)
Other	2,962	3,508	9,793	9,961

Total revenues	$244,292	$232,512	$735,647	$755,887

Income before income taxes:

Underwriting gain (loss):
Commercial lines	$5,907	$4,361	$(371)	$(18,576)
Personal lines	132	2,070	1,144	(3,274)
SAP underwriting gain (loss)	6,039	6,431	773	(21,850)
GAAP adjustments	(1,543)	(2,804)	384	11,648
GAAP underwriting gain (loss)	4,496	3,627	1,157	(10,202)
Net investment income	26,299	27,567	79,052	85,330
Realized investment gains (losses)	2,440	(28,996)	1,399	(29,045)
Other	474	701	1,952	1,567

Income before income taxes	$33,709	$2,899	$83,560	$47,650

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

9  –  Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 consisted of the following (all amounts are net of taxes):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)

Net income	$24,724	$4,188	$62,145	$37,692
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized investment holding gains (losses) arising during period	55,838	(38,259)	88,216	(59,666)
Less:
Reclassification adjustment for (gains) losses included in net income	(1,587)	18,847	(910)	18,879
Net unrealized investment gains (losses)	54,251	(19,412)	87,306	(40,787)
Defined benefit pension plans:
Recognized net actuarial loss	295	58	887	115

Other comprehensive income (loss)	54,546	(19,354)	88,193	(40,672)

Comprehensive income (loss)	$79,270	$(15,166)	$150,338	$(2,980)

    Accumulated other comprehensive income (loss) at September 30, 2009 and December 31, 2008 consisted of the following amounts (which are net of tax):

	September 30, 2009	December 31, 2008
	(in thousands)

Unrealized investment gains	$104,911	$17,605
Defined benefit pension plan - net actuarial loss	(34,108)	(34,995)

Accumulated other comprehensive income (loss)	$70,803	$(17,390)

10  –  Pension

Harleysville Group Inc. has a frozen pension plan that covers employees hired before January 1, 2006.  The net periodic pension cost for the plan including the Mutual Company consists of the following components:

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Components of net periodic pension cost:
Interest cost	$2,870	$2,850	$8,612	$8,484
Expected return on plan assets	(2,980)	(3,083)	(8,940)	(9,279)
Recognized net actuarial loss	641	138	1,919	274

Net periodic pension cost:
Entire plan	$531	$(95)	$1,591	$(521)
Harleysville Group portion	$377	$16	$1,132	$(121)

Harleysville Group’s portion of the 2009 contributions to the pension plan is $4,534,000. These contributions were made in the nine months ended September 30, 2009.

11  –  Borrowings

Debt is as follows
	September 30, 2009	December 31, 2008
	(in thousands)

Notes, 5.75%, due 2013	$100,000	$100,000
Demand term-loan payable to the Mutual Company, LIBOR plus 0.45%, due 2012	18,500	18,500

Total debt	$118,500	$118,500

The fair value of the notes was $99,486,000 and $94,188,000 at September 30, 2009 and December 31, 2008, respectively, based on quoted market prices for the same or similar debt. The carrying value of the remaining debt approximates fair value.

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

As of September 30, 2009, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Federal tax years 2005 through 2008 were open for examination as of September 30, 2009.

14  –  New Accounting Standards

In April 2009, the FASB issued guidance on “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This provided additional guidance for estimating fair value in accordance with FASB Accounting Standards Codification (ASC) 820 on fair value measurements when the volume and level of activity for the asset or liability have significantly decreased and provided guidance on identifying circumstances that indicate a transaction is not orderly.  This guidance lists a series of factors which should be evaluated to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability.  If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value and further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value.  A reporting entity should also evaluate the circumstances to determine whether the transaction is orderly based on the weight of the evidence.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with prospective application.  The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance on “Recognition and Presentation of Other-Than-Temporary Impairments.”  This guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  For debt securities that have fair values less than their amortized cost, this guidance modifies the prior requirements that to avoid recognizing an other-than-temporary impairment, management must assert that it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis.  Instead, an entity should assess whether the entity (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery.  An entity must recognize an other-than-temporary impairment if either of these conditions is met.  Also, if an entity does not expect to recover the entire amortized cost basis of a security, an other-than-temporary impairment shall be considered to have occurred.  If the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss, which is recognized in earnings, and (b) the amount related to all other factors, which is recognized in other comprehensive income.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009.  Adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance on “Interim Disclosures about Fair Value of Financial Instruments.”  This guidance requires disclosure in interim financial statements of the fair value of certain financial instruments, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In May 2009, the FASB issued guidance on “Subsequent Events.”  This guidance establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is effective for interim or annual periods ending after June 15, 2009.  Adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued guidance on “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” which established the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with U.S. GAAP.  This guidance also explicitly recognized rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  This guidance was effective for financial statements issued for periods ending after September 15, 2009.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued guidance which replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The guidance, which is effective for financial statements issued for fiscal years beginning after November 15, 2009, also requires additional disclosures about an enterprise’s involvement in variable interest entities.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

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

Investments.  Generally, unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income and, accordingly, have no effect on net income.  However, if the fair value of an investment in equity securities declines below its cost and that decline is deemed other than temporary, the amount of the decline below cost is charged to earnings.  If the fair value of an investment in fixed maturity securities declines below its cost and that decline is deemed other than temporary, the amount of the decline below cost due to credit-related reasons is charged to earnings and the remaining difference is included in comprehensive income.  Per the Company’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the Company intends to sell or more likely than not will be required to sell the security before recovery of its value.  Harleysville Group monitors its investment portfolio and at least quarterly reviews investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary.  Such evaluations consider, among other things, the magnitude and reasons for a decline, the prospects for the fair value to recover in the near term and Harleysville Group’s intent to retain the investment for a period of time sufficient to allow for a recovery in value.  Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future.

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

The application of certain of these critical accounting policies to the periods ended September 30, 2009 and 2008 is discussed in greater detail below.

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

Premiums earned decreased $17.8 million, or 7.7%, during the three months ended September 30, 2009 compared to the same period in the prior year primarily due to a decrease of $19.8 million in premiums earned for commercial lines, partially offset by an increase of $2.0 million in premiums earned for personal lines.  The decrease in premiums earned for commercial lines was 10.4%, primarily due to lower average premiums due to competitive pricing conditions and lower premium writings in the current and prior year.  The increase in premiums earned for personal lines was 4.8%, due to an increase in premiums earned in homeowners, personal automobile and other personal lines.

Premiums earned decreased $44.2 million, or 6.4%, during the nine months ended September 30, 2009 compared to the same period in the prior year primarily due to a decrease of $47.9 million in premiums earned for commercial lines, partially offset by an increase of $3.7 million in premiums earned for personal lines.  The decrease in premiums earned for commercial lines was 8.4%, primarily due to lower average premiums due to competitive pricing conditions and lower premium writings in the current and prior year.  The increase in premiums earned for personal lines was 3.1%, due to an increase in premiums earned in homeowners, personal automobile and other personal lines.

Investment income decreased $1.3 million and $6.3 million for the three and nine months ended September 30, 2009, respectively, compared to the same prior year periods.  The decreases were primarily due to a lower average level of fixed income securities, a lower investment yield on fixed income securities and short-term investments and a greater percentage of fixed income securities invested in tax-exempt securities.  The lower average level of fixed income securities was primarily due to the use of the proceeds from sales of these investments to repurchase shares under the Company’s stock repurchase program in the 2008 and 2009 periods.

Realized investment gains (losses) increased $31.4 million and $30.4 million for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008.  There were no credit-related impairment charges in the three months ended September 30, 2009.  There were credit-related impairment charges of $1.0 million in the nine months ended September 30, 2009 ($0.7 million on fixed income securities and $0.3 on other invested assets), as the declines of investments below cost were deemed to be other than temporary.  There were impairment charges of $30.2 million and $32.4 million in the three and nine months ended September 30, 2008, respectively.  The third quarter 2008 credit-related impairment charges consisted of impairments of Lehman

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Brothers bonds ($5.2 million) and structured investment vehicles ($7.2 million) as the declines below cost were deemed to be other than temporary.  Also, an impairment charge of $17.8 million was recognized on equity securities in the third quarter of 2008, as the Company planned to sell these investments.  The nine months ended September 30, 2008 also include additional credit-related impairment charges on the structured investment vehicles of $2.2 million.

Harleysville Group held securities with unrealized losses at September 30, 2009 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities:
U.S. Treasury securities	$4,941	$29	$29
Obligations of states and political subdivisions	25,551	288	288
Corporate securities	54,580	2,873	30	$2,843
Total fixed maturities	85,072	3,190	347	2,843

Equity mutual funds	644	4	4

Total temporarily impaired securities	$85,716	$3,194	$351	$2,843

Of the total fixed maturity securities with an unrealized loss at September 30, 2009, securities with a fair value of $77.7 million and an unrealized loss of $3.1 million are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $7.4 million and an unrealized loss of $0.1 million are classified as held to maturity and are carried at amortized cost on the balance sheet.

The unrealized losses on fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to a widening of credit spreads rather than a decline in credit quality. There were $51.6 million in fixed maturity securities, at fair value, that at September 30, 2009 had been below amortized cost for over twelve months. Of the $2.8 million of unrealized losses on such securities, $1.7 million was related to securities which carry an investment grade debt rating where the unrealized loss was primarily due to a widening of credit spreads, primarily on securities of financial institutions. The remaining unrealized loss of $1.1 million was related to securities which carry a debt rating below investment grade. Per the Company’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the Company intends to sell or more likely than not will be required to sell the security before recovery of its value. The Company believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and overall economic conditions, these investments may be written down in the income statement in the future.

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability.  This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium, (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium, and (3) the ratio of dividends to policyholders to net earned premium.  The statutory combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense.  A ratio of less than 100 percent generally indicates underwriting profitability.  Harleysville Group’s statutory combined ratio increased to 98.9% for the three months ended September 30, 2009 from 98.8% for the three months ended September 30, 2008.  Harleysville Group’s statutory combined ratio decreased to 100.1% for the nine months ended September 30, 2009 from 101.0% for the nine months ended September 30, 2008.  The statutory combined ratio for the nine

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

months ended September 30, 2008 includes a benefit of 0.5% due to the impact of the transfer of liabilities in connection with the pool change effective January 1, 2008.  This benefit results from the statutory treatment of the ceding commission paid on the unearned premiums transferred on January 1, 2008.  Excluding the impact of the pool transfer, the statutory combined ratio decreased to 100.1% for the nine months ended September 30, 2009 from 101.5% for the nine months ended September 30, 2008.  Such decrease in the nine month combined ratio was due to lower catastrophe losses, partially offset by higher property losses, in the nine month period ended September 30, 2009.  Net catastrophe losses decreased to $6.2 million for the nine months ended September 30, 2009 from $31.8 million for the nine months ended September 30, 2008.  The nine month 2008 catastrophe losses were primarily due to tornadoes and hail storms impacting Arkansas and Minnesota during the second quarter.

The statutory combined ratios by line of business for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, are shown below.  The statutory combined ratios for the nine months ended September 30, 2008 are shown both including and excluding the impact of the pool transfer.  The combined ratios excluding the pool transfer are shown, as they are prepared on a basis that is comparable to the combined ratios for the nine months ended September 30, 2009.

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008	2008
				Excluding the Impact of the Pool Transfer	Including the Impact of the Pool Transfer
Commercial:
Automobile	93.2%	93.1%	90.6%	94.9%	94.3%
Workers compensation	104.2%	116.9%	108.1%	113.2%	112.6%
Commercial multi-peril	103.5%	103.3%	105.1%	104.3%	103.7%
Other commercial	97.7%	84.2%	99.6%	93.2%	92.7%
Total commercial	100.1%	100.3%	100.9%	101.7%	101.2%

Personal:
Automobile	96.9%	94.1%	102.4%	94.0%	93.4%
Homeowners	97.8%	87.6%	95.0%	107.4%	106.8%
Other personal	73.3%	109.8%	75.1%	98.5%	98.6%
Total personal	95.7%	92.2%	97.1%	100.5%	100.0%

Total personal and commercial	98.9%	98.8%	100.1%	101.5%	101.0%

The commercial lines statutory combined ratio decreased to 100.1% and 100.9% for the three and nine months ended September 30, 2009 from 100.3% and 101.2% for the three and nine months ended September 30, 2008.  Excluding the impact of the pool transfer in 2008, the commercial lines statutory combined ratio decreased to 100.9% for the nine months ended September 30, 2009 from 101.7% for the nine months ended September 30, 2008.  Commercial lines favorable prior year development for the three and nine months ended September 30, 2009 increased to 4.5 points and 4.5 points from 3.4 points and 2.5 points for the three and nine months ended September 30, 2008.  Commercial lines catastrophe losses for the three and nine months ended September 30, 2009 decreased to 0.1 points and 0.8 points from 1.9 points and 3.6 points for the three and nine months ended September 30, 2008.  The increase in the commercial lines current accident year combined ratio through the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 is primarily due to an increase in non-catastrophe related property losses in 2009.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The personal lines statutory combined ratio increased to 95.7% for the three months ended September 30, 2009 from 92.2% for the three months ended September 30, 2008.  This increase is primarily due to the relatively higher level of losses experienced in the homeowners property line of business during the three months ended September 30, 2009.  Much of the increase in the homeowners property line is due to the exceptionally low level of catastrophe losses experienced in the three months ended September 30, 2008 compared to near average levels experienced in the three months ended September 30, 2009.  The statutory combined ratio for the other personal lines of business for the three months ended September 30, 2009 decreased from the three months ended September 30, 2008.  This decrease primarily relates to the higher than expected severity experienced in the three months ended September 30, 2008 related to the emergence of a single $1.0 million claim, whereas the severity experienced in the three months ended September 30, 2009 is near or below average levels.

The personal lines statutory combined ratio decreased to 97.1% for the nine months ended September 30, 2009 from 100.0% for nine months ended September 30, 2008.  Excluding the impact of the pool transfer in 2008, the personal lines statutory combined ratio decreased to 97.1% for the nine months ended September 30, 2009 from 100.5% for the nine months ended September 30, 2008.  These decreases are primarily due to the higher than average catastrophe experience affecting property coverages during the nine months ended September 30, 2008 whereas catastrophe experience for the nine months ended September 30, 2009 is near or below average levels.

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	September 30, 2009	December 31, 2008
	(in thousands)
Commercial:
Automobile	$305,018	$319,418
Workers compensation	383,172	388,148
Commercial multi-peril	616,488	606,663
Other commercial	138,703	122,986
Total commercial	1,443,381	1,437,215

Personal:
Automobile	76,655	79,995
Homeowners	36,111	37,730
Other personal	3,278	3,309
Total personal	116,044	121,034

Total personal and commercial	1,559,425	1,558,249

Plus reinsurance recoverable	202,266	209,352

Total liability	$1,761,691	$1,767,601

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the increase (decrease) in the estimated ultimate loss and loss settlement expenses attributable to insured events of prior years for the nine months ended September 30, 2009 by line of business:

	Total	Accident Years
		2008	2007	2006 and Prior Years
	(in thousands)
Commercial:
Automobile	$(16,312)	$949	$(1,003)	$(16,258)
Workers compensation	(5,572)	1,312	19	(6,903)
Commercial multi-peril	(2,330)	101	268	(2,699)
Other commercial	822	921	(140)	41
Total commercial	(23,392)	3,283	(856)	(25,819)

Personal:
Automobile	(1,216)	(168)	(19)	(1,029)
Homeowners	(2,821)	(2,362)	2	(461)
Other personal	660	451	—	209
Total personal	(3,377)	(2,079)	(17)	(1,281)

Total net development	$(26,769)	$1,204	$(873)	$(27,100)

There was $26.8 million of net favorable development in the provision for insured events in prior years for the nine months ended September 30, 2009, ($9.5 million in the third quarter of 2009), of which $23.4 million was in commercial lines and $3.4 million was in personal lines.  The favorable development primarily related to the 2003 through 2006 accident years as a result of lower than expected claim severity experienced in the commercial automobile, commercial multi-peril and workers compensation lines of business.  Approximately $1.6 million of the $5.6 million of favorable workers compensation development is related to the Company’s involuntary pools.

There was $19.7 million of net favorable development in the provision for insured events in prior years for the nine months ended September 30, 2008, ($6.9 million in the third quarter of 2008), of which $14.2 million was in commercial lines and $5.5 million was in personal lines.  The favorable development primarily related to the 2003 through 2006 accident years as a result of lower than expected claim severity experienced in the workers compensation and commercial and personal automobile lines of business, partially offset by adverse development in accident years prior to 2003.

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group’s pooling share of the total pooled amounts:

	For the nine months ended September 30, 2009	For the year ended December 31, 2008
	(dollars in thousands)
Number of claims pending, beginning of period	5,367	5,328
Number of claims reported	5,066	8,487
Number of claims settled or dismissed	(5,441)	(8,448)
Number of claims pending, end of period	4,992	5,367

Losses paid	$46,266	$61,057
Loss settlement expenses paid	$10,244	$14,490

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Workers compensation losses primarily consist of indemnity and medical costs for injured workers.

Harleysville Group records the actuarial best estimate of the ultimate unpaid losses and loss settlement expenses incurred.  The estimate represents the actuarially determined expected amount of future payments on all loss and loss settlement expenses incurred on or before September 30, 2009.  Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends.

The following table presents the liability for unpaid losses and loss settlement expenses (LAE) by case and incurred but not reported (IBNR) reserves by line of business as of September 30, 2009:

	Case	IBNR	LAE Liability	IBNR (Incl. LAE)	Total Liability
	(in thousands)
Commercial:
Automobile	$109,293	$143,365	$52,360	$195,725	$305,018
Workers compensation	158,834	172,577	51,761	224,338	383,172
Commercial multi-peril	166,703	280,660	169,125	449,785	616,488
Other commercial	36,906	71,496	30,301	101,797	138,703
Total commercial	471,736	668,098	303,547	971,645	1,443,381

Personal:
Automobile	33,340	29,656	13,659	43,315	76,655
Homeowners	11,804	17,104	7,203	24,307	36,111
Other personal	1,278	1,438	562	2,000	3,278
Total personal	46,422	48,198	21,424	69,622	116,044

Total net liability	518,158	716,296	324,971	1,041,267	1,559,425

Reinsurance recoverable	142,781	59,030	455	59,485	202,266

Total gross liability	$660,939	$775,326	$325,426	$1,100,752	$1,761,691

Reinsurance receivables were $206.4 million and $212.7 million at September 30, 2009 and December 31, 2008, respectively.  Of these amounts, $105.0 million and $112.0 million, or 51% and 53%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi-governmental pools and reinsurance facilities where, Harleysville Group believes, there is limited credit risk.  The remainder of the reinsurance receivables are principally due from reinsurers rated A- or higher by A.M. Best.  Ceded reinsurance contracts do not relieve Harleysville Group’s primary obligation to its policyholders.  Consequently, an exposure exists with respect to reinsurance recoverables to the extent that any reinsurer is unable to meet its obligation or disputes the liabilities assumed under the reinsurance contract. From time to time, Harleysville Group may encounter such disputes with its reinsurers.  In addition, the creditworthiness of our reinsurers could deteriorate in the future due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses.  Harleysville Group’s changes in its claims operation in recent years have resulted in new people and processes involved in settling claims.  As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements.  There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at September 30, 2009.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

Income before income taxes increased $30.8 million for the three months ended September 30, 2009, compared to the same prior year period.  The increase was primarily due to the change in other than temporary impairments.  Income before income taxes increased $35.9 million for the nine months ended September 30, 2009 compared to the same prior year period.  The increase was primarily due to the change in other than temporary impairments and underwriting gains in the 2009 period compared to underwriting losses in the 2008 period, partially offset by the decrease in investment income in the 2009 period.

The income tax expense (benefit) for the three and nine months ended September 30, 2009 includes a tax benefit of $2.9 million and $8.0 million associated with tax-exempt interest compared to $2.3 million and $6.8 million in the same prior year periods.  The Company’s negative effective tax rate for the third quarter of 2008 was primarily due to the recognition of other than temporary impairments of $30.2 million.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Liquidity and Capital Resources

Operating activities provided $61.3 million and $162.7 million of net cash for the nine months ended September 30, 2009 and 2008, respectively.  The 2008 amount includes $82.6 million received in connection with the increase in the pool participation percentage effective January 1, 2008.  The remaining decrease of $18.8 million is primarily due to a decrease in underwriting cash flow and a decrease in investment income, partially offset by a decrease in federal income tax payments.

Net cash used by investing activities was $19.0 million for the nine months ended September 30, 2009 and $57.5 million for the nine months ended September 30, 2008.  The change is primarily due to lower net purchases of investments due to the decrease in net cash provided by operating activities, partially offset by the decrease in cash used by financing activities.

Financing activities used $42.4 million and $105.4 million of net cash for the nine months ended September 30, 2009 and 2008, respectively.  The decrease is primarily due to a decrease in the purchase of treasury stock in 2009.

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

Harleysville Group Inc. maintained $7.5 million of cash and marketable securities at September 30, 2009 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock.  In June 2007, the Company’s Board of Directors authorized a stock repurchase plan under which up to 1.6 million shares of its outstanding common stock could be repurchased through an open market purchase program.  The Company was authorized to repurchase shares from the Mutual Company, which owned 53% of the Company’s stock at that time, at fair market value terms on the date of purchase and from the public float in amounts that are proportional to the respective ownership percentages of the Mutual Company and the public float as of the authorization date.  This program was completed on July 18, 2007.  On August 1, 2007, the Board of Directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock for a two year period under terms similar to the first repurchase authorization.  This program was completed on May 16, 2008.  On May 20, 2008, the Board of Directors authorized the Company to repurchase up to an additional 1.5 million shares of its outstanding common stock for a two year period under terms similar to the first repurchase authorization.  This program was completed on November 20, 2008.  On February 19, 2009 the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions.  Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases. The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company.  This program was completed on June 15, 2009.  On July 30, 2009 the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of February 19, 2009.  The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

the Mutual Company.  No shares were repurchased under this authorization as of September 30, 2009.  On July 30, 2009 the Board of Directors also increased the Company’s regular quarterly cash dividend to shareholders from $.30 per share to $.325 per share.  Harleysville Group has no other material commitments for capital expenditures as of September 30, 2009.

As a holding company, the Company’s principal source of cash is dividends from its insurance subsidiaries.  The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends.  The Company’s insurance subsidiaries declared dividends of $44.5 million to the Company in the third quarter of 2009.  None of this amount was paid as of September 30, 2009.

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

Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2008 to September 30, 2009.  During the first quarter of 2009, the Company increased its holdings of equity securities by approximately $38 million.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 4.
Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009, which is the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective to  provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the third quarter of 2009, for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission.

(b)
Change in internal control over financial reporting.  There was no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

___________________
*Filed herewith.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harleysville Group Inc.

Date: November 6, 2009	By:	/s/ ARTHUR E. CHANDLER
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