Form 10-K
period 2009-12-31
HARLEYSVILLE GROUP INC
filed 2010-03-05
CIK 792013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————

FORM 10-K

——————

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

0-14697

(Commission file number)

HARLEYSVILLE GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0241172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

355 Maple Avenue, Harleysville, PA 19438-2297

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (215) 256-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

On June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the registrant was $368,682,715.

The number of shares outstanding of the registrant’s common stock, as of March 3, 2010 was 27,519,753.

DOCUMENTS INCORPORATED BY REFERENCE:

1.

Portions of the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held April 28, 2010 are incorporated by reference in Part III of this report.

HARLEYSVILLE GROUP INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2009

PART I

Item 1.

Business.

General

Harleysville Group Inc. (the Company) is an insurance holding company headquartered in Pennsylvania which, through its subsidiaries, engages in the property and casualty insurance business on a regional basis. As used herein, “Harleysville Group” refers to Harleysville Group Inc. and its subsidiaries.

The Company is a Delaware corporation formed by Harleysville Mutual Insurance Company (the Mutual Company) in 1979 as a wholly owned subsidiary. In May 1986, the Company completed an initial public offering of its common stock, reducing the percentage of outstanding shares owned by the Mutual Company to approximately 70%. In April 1992, the Mutual Company completed a secondary public offering of a portion of the Company’s common stock then owned by it, further reducing the percentage of outstanding shares owned by the Mutual Company. At December 31, 2009, the Mutual Company owned approximately 53% of the Company’s outstanding shares.

Harleysville Group and the Mutual Company operate together to pursue a strategy of underwriting a broad array of personal and commercial coverages. These insurance coverages are marketed primarily in the eastern and midwestern United States through approximately 1,300 insurance agencies. Regional offices are maintained in Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, and Virginia. The Company’s property and casualty insurance subsidiaries are: Harleysville-Atlantic Insurance Company (Atlantic), Harleysville Insurance Company (HIC), Harleysville Insurance Company of New Jersey (HNJ), Harleysville Insurance Company of New York (HIC New York), Harleysville Insurance Company of Ohio (HIC Ohio), Harleysville Lake States Insurance Company (Lake States), Harleysville Preferred Insurance Company (Preferred), and Harleysville Worcester Insurance Company (Worcester). Mid-America Insurance Company (Mid-America), a former subsidiary, was merged into Worcester in 2007.

The Company operates regionally. Management believes that the Company’s regional organization permits each regional operation to benefit from economies of scale provided by centralized support while encouraging local marketing autonomy and managerial entrepreneurship. Services which directly involve the insured or the agent (i.e., underwriting, claims and marketing) generally are performed regionally in accordance with Company-wide standards to promote high quality service, while actuarial, investment, legal, data processing and similar services are performed centrally. The Company’s network of regional insurance companies has expanded significantly in the last twenty-six years. In 1983, the Company acquired Worcester, a property and casualty insurer which has conducted business in New England since 1823. In 1984, HNJ was formed by the Company and began underwriting property and casualty insurance in New Jersey. In 1987, the Company acquired Atlantic, a property and casualty insurer which has conducted business in the southeastern United States since 1905. In 1991, the Company acquired Mid-America, which conducted business in Connecticut, and HIC New York, which primarily conducts business in upstate New York. In 1993, the Company acquired Lake States, which primarily conducts business in Michigan. In 1994, the Company formed HIC Ohio which began underwriting property and casualty insurance in Ohio. In 1997, the Company acquired HIC, which primarily conducts business in Minnesota and neighboring states.

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

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2009	2008		2007
GAAP combined ratio	99.5%	100.5%		96.9%
Statutory operating ratios:
Loss ratio	64.3%	66.5%		62.8%
Expense and dividend ratios	35.5%	33.8%		33.9%
Statutory combined ratio	99.8%	100.3	%(1)	96.7%

———————

(1)

The statutory combined ratio for 2008 includes a benefit of 0.4% due to the impact of the transfer of liabilities in connection with the pool change. This benefit results from the statutory treatment of the ceding commission paid on the unearned premiums transferred on January 1, 2008. Excluding this benefit, the statutory combined ratio was 100.7%. See Note 2(a) of the Notes to Consolidated Financial Statements.

The following table sets forth the net written premiums and combined ratios by line of insurance, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for Harleysville Group for the periods indicated:

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2009	2008	2008	2007
		Without Intercompany Pooling Transfer (1)
	(dollars in thousands)
Net Premiums Written
Commercial:
Automobile	$182,169	$198,680	$208,983	$193,228
Workers compensation	80,484	100,701	105,809	97,017
Commercial multi-peril	326,242	350,209	367,839	325,911
Other commercial	85,380	92,043	96,228	77,012
Total commercial	674,275	741,633	778,859	693,168
Personal:
Automobile	85,195	75,805	79,664	69,052
Homeowners	80,044	75,912	80,044	66,946
Other personal	12,103	11,062	11,563	8,827
Total personal	177,342	162,779	171,271	144,825
Total Harleysville Group Business	$851,617	$904,412	$950,130	$837,993
Combined Ratios
Commercial:
Automobile	91.4%	93.1%	92.6%	94.7%
Workers compensation	106.2%	112.9%	112.4%	112.2%
Commercial multi-peril	105.1%	104.5%	104.1%	97.8%
Other commercial	97.6%	89.6%	89.3%	83.8%
Total commercial	100.7%	100.9%	100.4%	97.5%
Personal:
Automobile	103.0%	96.1%	95.7%	99.7%
Homeowners	92.7%	105.8%	105.3%	86.8%
Other personal	81.1%	88.7%	88.8%	79.8%
Total personal	96.8%	100.1%	99.7%	92.7%
Total Harleysville Group Business	99.8%	100.7%	100.3%	96.7%

———————

(1)

The effect of the January 1, 2008 pooling transfer of $45,718,282 of net premiums written (representing the transfer of the January 1, 2008 unearned premium balance) and the effect of the pool transfer on the statutory combined ratios are excluded.

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

The following table sets forth a chronology of the changes that have occurred in the pooling agreement since it became effective on January 1, 1986.

Chronology of Changes in Pooling Agreement

Date	Harleysville Group Percentage	Mutual Company/Pennland Percentage	Event
January 1, 1986	30%	70%	Current pooling agreement began with Preferred and HNJ as participants with the Mutual Company.
July 1, 1987	35%	65%	Atlantic acquired and included in the pool.
January 1, 1989	50%	50%	Worcester included in the pool.
January 1, 1991	60%	40%	HIC New York and Mid-America acquired and included in the pool and the Mutual Company formed Pennland (not a pool participant) to write Pennsylvania personal automobile business.
January 1, 1996	65%	35%	Pennland included in the pool.
January 1, 1997	70%	30%	Lake States included in the pool.
January 1, 1998	72%	28%	HIC included in the pool.
January 1, 2008	80%	20%	Amendment to the pooling participation percentages.
January 1, 2010	80%	20%	Amendment to exclude any premiums, losses and expenses assumed by the Mutual Company, other than business assumed from any mandatory regulatory pool or association.

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

The following table sets forth the net premiums written and combined ratios by line of insurance for the total business of the pooled companies after elimination of management fees, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for the periods indicated.

TOTAL BUSINESS OF POOLED COMPANIES

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Net Premiums Written
Commercial:
Automobile	$227,711	$248,349	$268,372
Workers compensation	100,606	125,876	134,746
Commercial multi-peril	407,803	437,761	452,655
Other commercial	106,724	115,054	106,961
Total commercial	842,844	927,040	962,734
Personal:
Automobile	106,493	94,757	95,905
Homeowners	100,056	94,889	92,981
Other personal	15,128	13,828	12,260
Total personal	221,677	203,474	201,146
Total pooled business	$1,064,521	$1,130,514	$1,163,880
Combined Ratios(1)
Commercial:
Automobile	91.6%	93.3%	94.9%
Workers compensation	106.4%	114.2%	112.2%
Commercial multi-peril	105.1%	104.6%	97.9%
Other commercial	97.6%	89.7%	84.8%
Total commercial	100.7%	101.2%	97.7%
Personal:
Automobile	104.4%	99.0%	102.0%
Homeowners	92.8%	105.8%	86.9%
Other personal	81.1%	88.7%	79.8%
Total personal	97.5%	101.5%	93.9%
Total pooled business	100.0%	101.2%	97.0%

———————

(1)

See the definition of combined ratio in “Business-Property and Casualty Underwriting.”

The combined ratio for the total business of the pooled companies differs from Harleysville Group’s combined ratio primarily because of the effect of the inclusion of incurred losses occurring prior to 1986 retained by the Mutual Company and for 2008, due to the impact of the pool change on the statutory combined ratio described in note (1) on page 2. See Note 2(a) of the Notes to Consolidated Financial Statements and “Business–Reinsurance”.

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

The following table sets forth a reconciliation of beginning and ending net reserves for unpaid losses and loss settlement expenses for the years indicated for the total business of the pooled companies on a statutory basis.

TOTAL BUSINESS OF POOLED COMPANIES

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Reserves for losses and loss settlement expenses, beginning of the year	$1,998,006	$1,967,094	$1,893,753
Incurred losses and loss settlement expenses:
Provision for insured events of the current year	734,820	802,925	756,641
Decrease in provision for insured events of prior years	(42,781)	(34,307)	(26,315)
Total incurred losses and loss settlement expenses	692,039	768,618	730,326
Payments:
Losses and loss settlement expenses attributable to insured events of the current year	254,342	283,524	251,544
Losses and loss settlement expenses attributable to insured events of prior years	438,056	454,182	405,441
Total payments	692,398	737,706	656,985
Reserves for losses and loss settlement expenses, end of the year	$1,997,647	$1,998,006	$1,967,094

The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses from 1999 through 2009 for the total business of the Mutual Company, Pennland and Harleysville Group on a statutory basis. “Net reserve for losses and loss settlement expenses” sets forth the estimated liability for unpaid losses and loss settlement expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss settlement expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported.

The “Net reserves re-estimated” portion of the table shows the re-estimated amount of the previously recorded liability based on experience of each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. For example, the 1999 liability has developed a deficiency after ten years, in that re-estimated losses and loss settlement expenses are expected to be higher than the initial estimated liability established in 1999 of $1,181.1 million by $174.5 million, or 14.8%.

The “Cumulative amount of reserves paid” portion of the table shows the cumulative losses and loss settlement expense payments made in succeeding years for losses incurred prior to the balance sheet date. For example, the 1999 column indicates that as of December 31, 2009, payments of $1,106.8 million of the currently re-estimated ultimate liability for losses and loss settlement expenses had been made.

The “Redundancy (deficiency)” portion of the table shows the cumulative redundancy or deficiency at December 31, 2009 of the reserve estimate shown on the top line of the corresponding column. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss settlement expenses or were reevaluated at less than the original reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss settlement expenses or were reevaluated at more than the originally reserved amounts.

The following table includes all 2009 pool participants as if they had participated in the pooling arrangement in all years indicated except for acquired pool participant companies, which are included from their date of acquisition. Under the terms of the pooling arrangement, Harleysville Group is not responsible for losses on the pooled business of the Mutual Company, Preferred and HNJ occurring prior to January 1, 1986.

TOTAL BUSINESS OF POOLED COMPANIES

	Year ended December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(dollars in thousands)
Net reserve for losses and loss settlement expenses	$1,181,066	$1,136,848	$1,147,517	$1,224,380	$1,514,548	$1,613,374	$1,761,198	$1,893,753	$1,967,094	$1,998,006	$1,997,647
Net reserves re-estimated:
One year later	1,115,747	1,114,404	1,143,701	1,397,821	1,538,929	1,593,829	1,743,774	1,867,438	1,932,787	1,955,225
Two years later	1,097,544	1,124,881	1,308,498	1,459,056	1,566,305	1,602,547	1,746,441	1,827,703	1,889,611
Three years later	1,106,107	1,245,333	1,369,239	1,501,724	1,605,840	1,622,733	1,719,799	1,786,263
Four years later	1,182,626	1,290,895	1,413,644	1,557,058	1,630,971	1,612,897	1,696,843
Five years later	1,214,740	1,325,808	1,478,729	1,585,986	1,636,248	1,608,069
Six years later	1,244,763	1,387,325	1,505,789	1,601,882	1,642,881
Seven years later	1,302,257	1,411,603	1,522,153	1,616,442
Eight years later	1,324,960	1,429,381	1,538,558
Nine years later	1,341,554	1,443,393
Ten years later	1,355,522
Cumulative amount of reserves paid:
One year later	391,524	395,561	372,642	437,855	490,353	389,968	395,159	405,441	454,182	438,056
Two years later	609,016	609,777	654,045	759,313	742,476	642,066	673,385	716,150	773,324
Three years later	753,893	801,234	884,746	935,691	921,520	835,193	892,400	913,883
Four years later	864,840	945,886	1,005,199	1,051,788	1,042,755	979,233	1,025,007
Five years later	951,286	1,019,943	1,076,672	1,127,999	1,130,739	1,067,068
Six years later	1,001,074	1,066,271	1,130,754	1,187,789	1,189,524
Seven years later	1,035,686	1,102,146	1,172,272	1,230,143
Eight years later	1,062,051	1,133,497	1,204,801
Nine years later	1,087,613	1,158,271
Ten years later	1,106,845
Cumulative redundancy/ (deficiency)	(174,456)	(306,545)	(391,041)	(392,062)	(128,333)	5,305	64,355	107,490	77,483	42,781
Cumulative redundancy/ (deficiency) expressed as a percent of year-end reserves	(14.8% )	(27.0% )	(34.1% )	(32.0% )	(8.5% )	0.3%	3.7%	5.7%	3.9%	2.1%
Cumulative redundancy/ (deficiency) excluding pre-1986 reserve development (1)	(129,696)	(264,172)	(349,495)	(352,697)	(96,638)	29,879	83,877	119,573	85,260	45,104

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

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Reserves for losses and loss settlement expenses, beginning of the year	$1,558,249	$1,381,812	$1,329,849
Incurred losses and loss settlement expenses:
Provision for insured events of the current year	588,575	642,576	545,077
Decrease in provision for insured events of prior years	(36,084)	(31,808)	(22,047)
Total incurred losses and loss settlement expenses	552,491	610,768	523,030
Payments:
Losses and loss settlement expenses attributable to insured events of the current year	204,192	227,056	181,406
Losses and loss settlement expenses attributable to insured events of prior years	347,384	360,810	289,661
Total payments	551,576	587,866	471,067
Adjustment to beginning reserves resulting from change in pool participation percentage		(153,535)
Total payments adjusted for pool change		434,331
Reserves for losses and loss settlement expenses, end of the year	$1,559,164	$1,558,249	$1,381,812

See page 10 for reconciliation of net reserves to gross reserves.

Harleysville Group recognized net favorable development in the provision for insured events of prior years of $36.1 million in 2009, primarily due to lower-than-expected claims severity broadly experienced across all casualty lines in accident years 2002 through 2006, partially offset by adverse development in accident year 2008 and accident years prior to 2002. A lower-than-expected level of claims severity was observed in personal lines in accident year 2008, which led to the recognition of $2.3 million of favorable development in this accident year in 2009. This amount was offset by the recognition in 2009 of $2.6 million of adverse development in commercial lines in accident year 2008, primarily related to a higher-than-expected level of commercial property severity in this accident year. The 2009 net favorable development consisted of $31.5 million in commercial lines and $4.6 million in personal lines.

Harleysville Group recognized net favorable development in the provision for insured events of prior years of $31.8 million in 2008, primarily due to lower-than-expected claims severity broadly experienced across all casualty lines in accident years 2003 through 2006, partially offset by adverse development in accident year 2007 and accident years prior to 2003. A higher-than-expected level of claims severity was observed in accident year 2007 and led to the recognition of $4.3 million of adverse development in this accident year in 2008. The net favorable development consisted of $25.3 million in commercial lines and $6.5 million in personal lines.

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

Loss development information for the total business of the pooled companies is presented on pages 6 to 8 to provide greater analysis of underlying claims development.

HARLEYSVILLE GROUP BUSINESS

	Year Ended December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(dollars in thousands)
Net reserve for losses and loss settlement expenses	$823,914	$792,584	$800,861	$857,182	$1,062,660	$1,131,609	$1,237,090	$1,329,849	$1,381,812	$1,558,249	$1,559,164
Net reserves re-estimated:
One year later	774,977	775,234	796,213	976,241	1,075,122	1,114,076	1,219,005	1,307,802	1,350,004	1,522,165
Two years later	761,234	781,117	909,048	1,015,209	1,091,322	1,114,813	1,217,825	1,271,651	1,313,605
Three years later	765,816	862,320	947,660	1,042,276	1,114,275	1,126,248	1,192,149	1,236,640
Four years later	815,380	889,996	975,978	1,076,597	1,129,270	1,114,016	1,171,926
Five years later	833,373	911,482	1,017,319	1,094,325	1,129,129	1,108,295
Six years later	851,335	950,295	1,033,702	1,102,679	1,132,577
Seven years later	887,252	964,675	1,042,431	1,112,468
Eight years later	900,498	974,535	1,053,696
Nine years later	909,410	983,886
Ten years later	918,726
Cumulative amount of reserves paid:
One year later	279,153	282,110	265,422	312,224	350,082	278,270	281,655	289,661	207,275	347,384
Two years later	433,901	434,579	465,001	541,063	529,126	456,921	479,720	422,565	427,529
Three years later	536,547	569,696	628,494	665,513	655,219	593,715	570,384	577,691
Four years later	613,701	671,230	712,677	746,455	740,251	706,410	673,410
Five years later	673,327	722,038	761,490	799,069	764,877	773,618
Six years later	706,659	752,787	798,172	811,558	808,844
Seven years later	728,973	776,360	802,680	842,381
Eight years later	745,698	777,981	825,643
Nine years later	746,412	794,740
Ten years later	758,737
Net cumulative redundancy/ (deficiency)	(94,812)	(191,302)	(252,835)	(255,286)	(69,917)	23,314	65,164	93,209	68,207	36,084
Net cumulative redundancy/ (deficiency) expressed as a percent of year end reserves	(11.5% )	(24.1% )	(31.6% )	(29.8% )	(6.6% )	2.1%	5.3%	7.0%	4.9%	2.3%
Gross reserve	$901,352	$864,843	$879,056	$928,335	$1,219,977	$1,317,735	$1,480,802	$1,493,645	$1,546,690	$1,767,601	$1,782,292
Ceded reserve	77,438	72,259	78,195	71,153	157,317	186,126	243,712	163,796	164,878	209,352	223,128
Net reserve	$823,914	$792,584	$800,861	$857,182	$1,062,660	$1,131,609	$1,237,090	$1,329,849	$1,381,812	$1,558,249	$1,559,164
Gross cumulative redundancy/ (deficiency)	$(213,205)	$(335,025)	$(393,542)	$(400,960)	$(141,691)	$(15,000)	$24,327	$58,738	$39,254	$25,552
Gross re-estimated	$1,114,557	$1,199,868	$1,272,598	$1,329,295	$1,361,668	$1,332,735	$1,456,475	$1,434,907	$1,507,436	$1,742,049
Ceded re-estimated	195,831	215,982	218,902	216,827	229,091	224,440	284,549	198,267	193,831	219,884
Net re-estimated	$918,726	$983,886	$1,053,696	$1,112,468	$1,132,577	$1,108,295	$1,171,926	$1,236,640	$1,313,605	$1,522,165

———————

Note:

The amount of cash and investments received equal to the increase in liabilities for unpaid losses and loss settlement expenses was $153,535,000 for the change in pool participation in 2008.

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

Reinsurance for property and auto physical damage losses is currently maintained under a per risk excess of loss treaty affording recovery to $23.5 million above a retention of $1.5 million for homeowners losses and $23.0 million above a retention of $2.0 million for other property losses. Harleysville Group’s 2009 pooling share of such recovery would be $18.8 million above a retention of $1.2 million for homeowners losses and $18.4 million above a retention of $1.6 million for other property losses. In addition, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiaries are reinsured under a catastrophe reinsurance treaty effective for one year from July 1, 2009 which provides coverage ranging from 70% to 83% of up to $375.0 million in excess of a retention of $50.0 million for any given catastrophe. Harleysville Group’s 2009 pooling share of this coverage would range from 70% to 83% of up to $300.0 million in excess of a retention of $40.0 million for any given catastrophe. Accordingly, pursuant to the terms of the treaty, the maximum recovery would be $285.7 million for any catastrophe involving an insured loss equal to or greater than $425.0 million. Harleysville Group’s pooling share of this maximum recovery would be $228.6 million for any catastrophe involving an insured loss of $340.0 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Most terrorism losses would not be covered by the treaty. Harleysville Group has not purchased funded catastrophe covers.

There is reinsurance to protect Harleysville Group from large workers compensation losses on a per-life and occurrence basis above a retention of $2.0 million. Harleysville Group’s pooling share of this retention would be $1.6 million. In addition, casualty reinsurance (including liability, umbrella and workers compensation subject to per-life maximums) is maintained under an excess of loss treaty affording recovery to $47.5 million above a retention of $2.5 million for each loss occurrence for commercial lines coverages and recovery of up to $48.5 million above a retention of $1.5 million for personal lines coverages. Harleysville Group’s 2009 pooling share of a recovery would be up to $38.0 million above a retention of $2.0 million for commercial lines and $38.8 million above a retention of $1.2 million for personal lines. The casualty reinsurance programs provide coverage for a terrorist event with no reinstatement provision.

Effective January 1, 2010, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiaries increased their retention for commercial lines coverages on their casualty reinsurance program by retaining a 30% participation on losses of $2.5 million in excess of $2.5 million. Accordingly, Harleysville Group’s current pooling share of this recovery would be up to $37.4 million above a retention of $2.0 million for commercial lines.

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

As a writer of personal and commercial automobile policies in the state of Michigan, in compliance with applicable state regulations, Harleysville Group cedes premiums and claims for medical benefits and work loss, above a specified retention amount, to the Michigan Catastrophic Claims Association. For policies effective July 1, 2009 to June 30, 2010, the required retention is $460,000.

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

Marketing. Harleysville Group markets its insurance products through independent agencies and monitors the performance of these agencies relative to many factors including profitability, growth and retention. At December 31, 2009, there were approximately 1,300 agencies.

Investments

An important element of the financial results of Harleysville Group is the return on invested assets. An investment objective of Harleysville Group is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. An objective also is to provide adequate funds to pay claims without forced sales of investments. At December 31, 2009, substantially all of Harleysville Group’s fixed maturity investment portfolio was rated investment grade and the investment portfolio did not contain any real estate or mortgage loans. Harleysville Group also invests in equity securities with the objective of capital appreciation.

Harleysville Group has adopted and follows an investment philosophy which precludes the purchase of non-investment grade fixed income securities. However, due to uncertainties in the economic environment, it is possible that the quality of investments held in Harleysville Group’s portfolio may change, as a result of which Harleysville Group may hold some non-investment grade securities.

The following table shows the composition of Harleysville Group’s fixed maturity investment portfolio at amortized cost, excluding short-term investments, by rating as of December 31, 2009:

	December 31, 2009
	Amount	Percent
	(dollars in thousands)
Rating(1)
U.S. Treasury obligations	$109,195	4.9%
U.S agency obligations(2)	405,507	18.1
Aaa	403,314	18.0
Aa	962,380	42.9
A	309,660	13.8
Baa	36,827	1.7
B	14,394	0.6
Total	$2,241,277	100.0%

———————

(1)

Ratings assigned by Moody’s Investors Services, Inc., or Standard & Poor’s if Moody’s rating not available.

(2)

Includes GNMA pass-through obligations and collateralized mortgage obligations.

Harleysville Group invests in both taxable and tax-exempt fixed income securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds made up approximately 42%, 34% and 28% of the total investment portfolio at December 31, 2009, 2008 and 2007, respectively.

The following table shows the composition of Harleysville Group’s investment portfolio at carrying value, excluding short-term investments and other invested assets, by type of security as of December 31, 2009:

	December 31, 2009
	Amount	Percent
	(dollars in thousands)
Fixed maturities:
U.S. Treasury obligations	$110,228	4.4%
U.S. agency obligations	25,908	1.0
Mortgage-backed securities	403,433	16.0
Obligations of states and political subdivisions	1,193,888	47.4
Corporate securities	601,006	23.8
Total fixed maturities	2,334,463	92.6
Equity securities	186,395	7.4
Total	$2,520,858	100.0%

Investment results of Harleysville Group’s fixed maturity investment portfolio are as shown in the following table:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Invested assets(1)	$2,188,955	$2,196,690	$2,123,708
Investment income(2)	$103,971	$108,592	$105,861
Average yield	4.7%	4.9%	5.0%

———————

(1)

Average of the aggregate invested amounts at amortized cost at the beginning and end of the period. The 2008 amount was adjusted for the 2008 pooling agreement amendment.

(2)

Investment income does not include investment expenses, realized investment gains or losses or provision for income taxes.

The following table indicates the composition of Harleysville Group’s fixed maturity investment portfolio at carrying value, excluding short-term investments, by time to maturity as of December 31, 2009:

	December 31, 2009
	Amount	Percent
	(dollars in thousands)
Due in(1)
1 year or less	$197,319	8.4%
Over 1 year through 5 years	599,483	25.7
Over 5 years through 10 years	591,288	25.3
Over 10 years	542,940	23.3
	1,931,030	82.7
Mortgage-backed securities	403,433	17.3
Total	$2,334,463	100.0%

———————

(1)

Based on stated maturity dates with no prepayment assumptions. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The average expected life of Harleysville Group’s investment portfolio as of December 31, 2009 was approximately 5.0 years.

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

State laws also require Harleysville Group to participate in involuntary insurance programs for automobile insurance and workers compensation, as well as other property and casualty lines, in states in which Harleysville Group writes such lines. These programs include joint underwriting associations, assigned risk plans, fair access to insurance requirements (FAIR) plans, reinsurance facilities and wind storm plans. These state laws generally require all companies that write lines covered by these programs to provide coverage (either directly or through reinsurance) for insureds who cannot obtain insurance in the voluntary market. The legislation creating these programs usually allocates a pro rata portion of risks attributable to such insureds to each company on the basis of direct written premiums or the number of automobiles insured. Generally, state law requires participation in such programs as a condition to doing business. The loss ratio on insurance written under involuntary programs generally has been greater than the loss ratio on insurance in the voluntary market.

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

The Terrorism Risk Insurance Act of 2002 (the Act) established a program that provides a backstop for insurance-related losses resulting from any act of terrorism as defined. The Act, originally set to expire in 2005, was extended through December 31, 2007 in December 2005. The Act was extended again through December 31, 2014 in December 2007 and retitled as the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) of 2007. Under the program, the federal government will pay 85% of covered losses after an insurer’s losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. The triggering threshold for certifying an act of terrorism is $100 million in 2009 through 2014. TRIPRA adds coverage for domestic acts of terror, in addition to foreign acts of terror covered under the previous Act.

The statutory formula for determining a company’s deductible for each year is based on the company’s direct commercial earned premiums for the prior calendar year multiplied by a specified percentage. This percentage is 20% for 2009 through 2014. The following lines of business are excluded from coverage and are not to be included in the deductible calculation: commercial auto, burglary and theft, surety, professional liability and farmowners’ multi-peril insurance. Based on the Company’s insurance subsidiaries 2009 earned premiums for lines subject to the Act, our 2010 deductible would be $105.4 million.

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

The Company’s insurance subsidiaries generally are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary, for the preceding year. Applying the current regulatory restrictions as of December 31, 2009, $91.1 million would be available for distribution to Harleysville Group Inc. after December 10, 2010 without prior approval. The Company’s insurance subsidiaries declared dividends of $57 million and paid dividends to the Company of $27.5 million in 2009, $163.1 million in 2008 ($53.2 million of which were declared in 2007) and $63.0 million in 2007.

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

Harleysville Group is required to file financial statements for its subsidiaries, prepared by using statutory accounting practices, with state regulatory authorities. The adjustments necessary to reconcile net income and shareholders’ equity determined by using SAP to net income and shareholders’ equity determined in accordance with GAAP are as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity December 31,
	2009	2008	2007	2009	2008
	(in thousands)
SAP amounts	$90,892	$26,951	$114,343	$681,160	$588,892
Adjustments:
Deferred policy acquisition costs	1,310	8,385	(363)	111,649	110,339
Deferred income taxes	(3,385)	10,318	(10,728)	(32,005)	19,232
Unrealized investment gains				93,208	30,670
Pension	877	2,611	1,573	(45,976)	(54,051)
Non-admitted assets				5,727	5,588
Other, net	(1,308)	(4,080)	(2,853)	9,083	7,956
Holding company(1)	(2,090)	(1,866)	(1,918)	(50,218)	(55,992)
GAAP amounts	$86,296	$42,319	$100,054	$772,628	$652,634

———————

(1)

Represents the GAAP loss and equity amounts for Harleysville Group Inc., excluding the earnings of and investment in subsidiaries.

Business - Relationship with the Mutual Company

Harleysville Group’s operations are interrelated with the operations of the Mutual Company due to the pooling arrangement and other factors. The Mutual Company owned approximately 53% of the issued and outstanding common stock of Harleysville Group Inc. at December 31, 2009. Harleysville Group employees provide a variety of services to the Mutual Company and its wholly owned subsidiaries. The cost of facilities and employees required to conduct the business of both companies is charged on a cost-allocated basis. Harleysville Group also manages the operations of the Mutual Company and its wholly owned subsidiaries pursuant to a management agreement which commenced January 1, 1993, and was amended and restated effective January 1, 1994, under which Harleysville Group receives a management fee. Harleysville Group received $5.1 million, $6.0 million, and $6.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, for all such management services.

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

The Mutual Company leases the home office from a Company subsidiary and it shares most of the facility with Harleysville Group. Rental income under the lease was $4.2 million for 2009 and 2008 and $4.1 million for 2007. Harleysville Group believes that the lease terms are no less favorable to it than if the property were leased to a non-affiliate.

In connection with the acquisition of Mid-America and HIC New York in 1991, the Company borrowed $18.5 million from the Mutual Company. See Note 7 of the Notes to Consolidated Financial Statements. For additional information with respect to transactions with the Mutual Company, see Note 2 of the Notes to Consolidated Financial Statements.

Employees

All employees are paid by Harleysville Group Inc. and, accordingly, are considered to be employees of Harleysville Group Inc. As of December 31, 2009, there were 1,713 employees. The Company considers its relationships with its employees to be good. They also provide a variety of services to the Mutual Company and its wholly owned subsidiaries. See “Business-Relationship with the Mutual Company” and Note 2 of the Notes to Consolidated Financial Statements.

Available Information

The Company maintains a website at www.harleysvillegroup.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), are available free of charge on our website as soon as practicable after electronic filing of such material with, or furnishing it to, the U.S. Securities and Exchange Commission.

Item 1A.

Risk Factors.

For the Company’s risk factors, see “Management’s Discussion and Analysis - Risk Factors.”

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

The buildings which house the headquarters of Harleysville Group and the Mutual Company are leased to the Mutual Company by a subsidiary of Harleysville Group. See “Business-Relationship with the Mutual Company.” The Mutual Company charges Harleysville Group for an appropriate portion of the rent under an intercompany allocation agreement. See “Certain Relationships and Related Transactions, and Director Independence,” Item 13 in Part III of this Form 10-K, which incorporates by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 28, 2010, which shall be filed with the SEC within 120 days after the end of our fiscal year. The buildings containing the headquarters of Harleysville Group and the Mutual Company have approximately 220,000 square feet of office space. Harleysville Group also rents office facilities in certain of the states in which it does business.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The stock of Harleysville Group Inc. is quoted on the Nasdaq National Market System, and assigned the symbol HGIC. At the close of business on March 3, 2010, the approximate number of holders of record of Harleysville Group Inc.’s common stock was 2,261 (counting all shares held in single nominee registration as one stockholder).

The payment of dividends is subject to the discretion of Harleysville Group Inc.’s Board of Directors which considers, among other factors, Harleysville Group’s operating results, overall financial condition, capital requirements and general business conditions each quarter. The present quarterly dividend of $0.325 per share paid in each of the third and fourth quarters of 2009 is expected to continue during 2010. However, the current quarterly dividend level could be impacted by future economic events. As a holding company, one of Harleysville Group Inc.’s sources of cash with which to pay dividends is dividends from its subsidiaries. Harleysville Group Inc.’s insurance company subsidiaries are subject to state laws that restrict their ability to pay dividends. See Note 8 of the Notes to Consolidated Financial Statements and “Business-Regulation.”

The following table sets forth the amount of cash dividends declared per share, and the high and low trading price as reported by Nasdaq for Harleysville Group Inc.’s common stock for each quarter during the past two years.

	High	Low	Cash Dividends Declared
2009
First Quarter	$35.18	$26.86	$.30
Second Quarter	33.54	26.77	.30
Third Quarter	33.42	26.09	.325
Fourth Quarter	34.38	30.05	.325

	High	Low	Cash Dividends Declared
2008
First Quarter	$37.39	$32.64	$.25
Second Quarter	39.96	33.83	.25
Third Quarter	44.00	31.23	.30
Fourth Quarter	38.50	24.75	.30

Securities Authorized for Issuance Under Equity Compensation Plans. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 12 in Part III of this Form 10-K, which incorporates by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 28, 2010, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - October 31, 2009	80	$31.65		800,000
November 1 - November 30, 2009	25,848	$31.69	25,835	774,165
December 1 - December 31, 2009	44,318	$31.87	44,318	729,847

———————

(1)

In June 2007, the Board of Directors authorized the Company to repurchase up to 1.6 million shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. The Company was authorized to repurchase shares from the Mutual Company, which owned 53% of the Company’s stock at that time, at fair market value terms on the date of purchase and from the public float in amounts that were proportional to the respective ownership percentages of the Mutual Company and the public float as of the authorization date. This program was completed on July 18, 2007. On August 1, 2007, the Board of Directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. The Company was authorized to repurchase shares from the Mutual Company at fair market value terms on the date of purchase and from the public float in amounts that were proportional to the respective ownership percentages of the Mutual Company and the public float as of the authorization date. This program was completed on May 16, 2008. On May 20, 2008, the Board of Directors authorized the Company to repurchase an additional 1.5 million shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. The Company was authorized to repurchase shares from the Mutual Company at fair market value terms on the date of purchase and from the public float in amounts that were proportional to the respective ownership percentages of the Mutual Company and public float as of the authorization date. This program was completed on November 20, 2008. On February 19, 2009, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases, or because its officers are in possession of material, non-public information. The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company. This program was completed on June 15, 2009. On July 30, 2009 the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of February 19, 2009. The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from the Mutual Company. As of March 3, 2010, the Company had repurchased 358,081 shares under this authorization, leaving 441,919 shares authorized to be repurchased.

(2)

Represents the total number of shares repurchased during the period, of which 67,774 of these shares were settled for cash on or before December 31, 2009.

In accordance with the terms of its Equity Incentive Plan, the Company acquired the following shares from employees in connection with stock option exercises and the vesting of restricted stock. The stock was received in payment of the exercise price of the stock options and in satisfaction of withholding taxes due upon exercise or vesting.

October:

80 shares

November:

13 shares

Stock Performance Chart.

The following graph shows changes over the past five-year period (all full calendar-year periods) in the value of $100 invested in: 1) Harleysville Group common stock; 2) the NASDAQ National Market System index; and 3) the Peer Group index. All values are as of the last trading day of each year.

Comparison of 5-Year Cumulative Total Stockholder Return

	2004	2005	2006	2007	2008	2009
Harleysville Group Inc.	100.00	114.45	153.78	160.41	162.40	154.79
NASDAQ National Market System Index	100.00	102.13	112.18	121.67	58.64	79.70
Peer Group Index	100.00	117.49	132.22	126.30	108.05	105.98

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

The graph was prepared by Zacks Investment Research, Inc. (Zacks). The NASDAQ National Market System index includes all U.S. Companies in the NASDAQ National Market System and the Peer Group index includes 30 NASDAQ Company stocks in SIC Major Group 633 (SIC 6330-6339: U.S. and foreign, fire, marine and casualty insurance). A complete list of these companies may be obtained from Zacks, 111 North Canal Street, Suite 1101, Chicago, Illinois 60606; (800)767-3771. Zacks reweights the indices daily, using the market capitalization on the previous trading day.

Item 6.

Selected Financial Data.

At December 31, 2009, the Mutual Company owned approximately 53% of the Common Stock of the Company. Harleysville Group Inc. and its wholly owned subsidiaries are engaged in property and casualty insurance. These subsidiaries are: Harleysville-Atlantic Insurance Company, Harleysville Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Lake States Insurance Company, Harleysville Preferred Insurance Company, Harleysville Worcester Insurance Company, Mid-America Insurance Company (which was merged into Harleysville Worcester Insurance Company in 2007), and Harleysville Ltd., a real estate partnership that owns the home office.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Income Statement Data(1):
Premiums earned	$858,500	$918,515	$833,024	$838,821	$841,567
Investment income, net	106,649	113,555	110,827	102,609	90,572
Realized investment gains (losses)	2,293	(59,841)	875	40,605	233
Total revenues	980,620	985,316	962,012	999,171	948,340
Income before income taxes	115,998	50,962	142,995	156,368	78,921
Income taxes	29,702	8,643	42,941	46,241	17,490
Net income	86,296	42,319	100,054	111,069	61,431
Basic earnings per share	$3.09	$1.45	$3.21	$3.57	$2.02
Diluted earnings per share	$3.07	$1.43	$3.17	$3.51	$2.01
Cash dividends per share	$1.25	$1.10	$.88	$.73	$.69
Balance Sheet Data at Year End:
Total investments	$2,639,814	$2,473,592	$2,358,473	$2,249,014	$2,064,388
Total assets	3,301,986	3,155,318	3,072,445	2,990,984	2,905,266
Debt	118,500	118,500	118,500	118,500	118,500
Shareholders’ equity	772,628	652,634	758,841	712,162	614,383
Shareholders’ equity per share	$27.98	$23.18	$25.03	$22.49	$20.07

———————

(1)

The Company’s insurance subsidiaries participate in an underwriting pooling arrangement with the Mutual Company and Pennland. Harleysville Group’s participation was 80% for 2008 and 2009 and 72% for 2005 through 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2(a) of the Notes to Consolidated Financial Statements.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of the statements contained herein (other than statements of historical facts) are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, legislative and regulatory developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the control of Harleysville Group Inc. (the Company) and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect on the Company and its wholly owned property and casualty insurance subsidiaries (collectively, Harleysville Group). There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on Harleysville Group will be those anticipated by management. Actual financial results, including premium levels and underwriting results, could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves; catastrophe losses; the insurance product pricing environment; changes in applicable law; government regulation and changes therein that may impede the ability to charge adequate rates; performance of and instability in the financial markets; investment losses; fluctuations in interest rates; significant catastrophe events in the geographic regions where we do business; decreased demand for property and casualty insurance; availability and price of reinsurance; the pooled A. M. Best rating of Harleysville Group; and the status of labor markets in which the Company operates. In addition, see “Management’s Discussion and Analysis - Risk Factors.”

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

Investments. Generally, unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income and, accordingly, have no effect on net income. However, if the fair value of an investment in equity securities declines below its cost and that decline is deemed other than temporary, the amount of the decline below cost is charged to earnings. Per the Company’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and the Company intends to sell or more likely than not will be required to sell the security before recovery of its value. If the Company does not intend to sell, or more likely than not will not be required to sell, a fixed maturity security whose fair value has declined below its cost, the amount of the decline below cost due to credit-related reasons is charged to earnings and the remaining difference is included in comprehensive income. Harleysville Group monitors its investment portfolio and at least quarterly reviews investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations consider, among other things, the magnitude and reasons for a decline, the prospects for the fair value to recover in the near term and Harleysville Group’s intent to retain the investment for a period of time sufficient to allow for a recovery in value. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future.

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

The application of certain of these critical accounting policies to the years ended December 31, 2009 and 2008 is discussed in greater detail below.

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

These liabilities consisted of the following at January 1, 2008 (in thousands):

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

Because the pooling agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to the Mutual Company. However, the pooling agreement provides for the right of offset and the amount of credit risk with the Mutual Company was not material at December 31, 2009 and 2008. The Mutual Company has an A. M. Best rating of “A-” (Excellent).

Effective January 1, 2010, the pooling agreement was amended to exclude premiums, losses, loss settlement expenses and underwriting expenses voluntarily assumed by the Mutual Company.

Harleysville Ltd. is a subsidiary of the Company and leases the home office to the Mutual Company, which shares the facility with Harleysville Group. Rental income under the lease was $4.2 million, $4.2 million and $4.1 million for 2009, 2008 and 2007, respectively, and is included in other income after elimination of intercompany amounts of $2.9 million, $2.8 million and $2.5 million in 2009, 2008 and 2007, respectively. The lease had a five-year term expiring December 31, 2009 and included a formula for additional rent for any additions, improvements or renovations. The lease has been renewed for a one-year period expiring December 31, 2010 under its current terms. The Mutual Company is responsible for the building operating expenses including maintenance and repairs. The pricing of the lease was based upon an appraisal obtained from an independent real estate appraiser.

Harleysville Group provides certain management services to the Mutual Company and other affiliates. Harleysville Group received a fee of $5.1 million, $6.0 million and $6.3 million in 2009, 2008 and 2007, respectively, for its services under these management agreements. Effective January 1, 2010, the management agreement was amended to include voluntary assumed reinsurance business written by the Mutual Company. Under related agreements, Harleysville Group serves as the paymaster for Harleysville companies, with each company being charged for its proportionate share of salary and employee benefits expense based upon time allocation. The level of fees has been approved by each state insurance department having jurisdiction.

The Company’s insurance subsidiaries and the Mutual Company are parties to an Equipment and Supplies Allocation Agreement whereby equipment and supplies are shared between parties. Ultimate expense for such items is allocated to Harleysville Group based on its pooling participation. The Mutual Company has purchased and developed certain equipment and software which is expensed by Harleysville Group based on its pooling participation as the items are depreciated or amortized.

Intercompany balances are created primarily from the pooling arrangement (settled quarterly), allocation of common expenses, collection of premium balances and payment of claims (settled monthly). No interest is charged or received on intercompany balances due to the timely settlement terms and nature of the items.

Harleysville Group borrowed $18.5 million from the Mutual Company in connection with the acquisition of subsidiaries Mid-America Insurance Company (Mid-America) and Harleysville Insurance Company of New York (HIC New York) in 1991. It was a demand loan with a stated maturity in March 1998 which had been extended to March 2005. In February 2005, the maturity was extended again to March 2012 and the interest rate became LIBOR plus 0.45%, which was a commercially reasonable market rate in 2005. Interest expense on this loan was $0.3 million, $0.6 million, and $1.1 million in 2009, 2008 and 2007, respectively.

Harleysville Group has no material relationships with current or former members of management other than compensatory plans and arrangements disclosed or described in the Company’s public filings.

Off Balance Sheet Arrangements

Harleysville Group has off-balance-sheet credit risk related to approximately $82.0 million and $74.0 million of premium balances due to the Mutual Company from agents and insureds at December 31, 2009 and 2008, respectively. The Mutual Company bills and collects such receivables on behalf of Harleysville Group for efficiency reasons. Harleysville Group recognizes any associated bad debts, which have not been material.

2009 Compared to 2008

Premiums earned decreased $60.0 million, or 6.5%, for the year ended December 31, 2009 compared to the prior year primarily due to a decrease of $67.1 million in premiums earned for commercial lines, partially offset by an increase of $7.1 million in premiums earned for personal lines. The decrease in premiums earned for commercial lines was 8.9%, primarily due to lower average premiums and lower exposures. The increase in premiums earned for personal lines was 4.4%, with increases in premiums earned in homeowners, personal automobile and other personal lines primarily due to an increase in new business writings and higher average premiums.

Investment income decreased $6.9 million for the year ended December 31, 2009, primarily due to a lower average level of fixed income securities, a lower investment yield on fixed income securities and short-term investments and a greater percentage of fixed income securities invested in tax-exempt securities. The lower average level of fixed income securities was primarily due to the use of the proceeds from sales of these investments to repurchase shares under the Company’s stock repurchase programs in 2008 and 2009.

Net realized investment gains (losses) increased $62.1 million for the year ended December 31, 2009, primarily due to a decrease in impairment charges in 2009.

There were credit-related impairment charges of $1.5 million on non-equity securities in 2009 and $16.4 million in 2008. The 2009 impairment charges consisted of $0.5 million on bonds the Company intends to sell (the bonds were sold at a slight gain in 2010) and $1.0 million on structured investment vehicles. The 2008 impairment charges consisted of $5.4 million on Lehman Brothers bonds and $11.0 million on structured investment vehicles.

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

Harleysville Group holds securities with unrealized losses at December 31, 2009 as follows:

	Fair Value	Unrealized Loss	Length of Unrealized Loss
			Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities:
U.S. Treasury securities	$76,791	$462	$462
Obligations of U.S. government corporations and agencies	1,429	60	60
Obligations of states and political subdivisions	115,997	1,947	1,947
Corporate securities	27,450	810	22	$788
Mortgage-backed securities	2,973	11	11
Total fixed maturities	224,640	3,290	2,502	788

Equity mutual funds	944	11	11
Total temporarily impaired securities	$225,584	$3,301	$2,513	$788

Of the total fixed maturity securities with an unrealized loss at December 31, 2009, securities with a fair value of $218.2 million and an unrealized loss of $3.2 million are classified as available for sale and are carried at fair value on the balance sheet, while securities with a fair value of $6.4 million and an unrealized loss of $0.1 million are classified as held to maturity on the balance sheet and are carried at amortized cost.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to a widening of credit spreads rather than a decline in credit quality. There are $25.0 million in fixed maturity securities, at fair value, that at December 31, 2009, had been below amortized cost for over twelve months. The $0.8 million of unrealized losses on such securities was related to securities which carry an investment grade debt rating where the unrealized loss was primarily due to a widening of credit spreads, primarily on securities of financial institutions. Per the Company’s policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and the Company intends to sell or more likely than not will be required to sell the security before recovery of its value. The Company believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and worsening economic conditions, these investments may be written down in the income statement in the future.

Income before income taxes increased $65.0 million for the year ended December 31, 2009 compared to the prior year. The increase was primarily due to the change in realized investment gains (losses) and underwriting gains in 2009 compared to underwriting losses in 2008, partially offset by the decrease in investment income.

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium, (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium, and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group’s statutory combined ratio decreased to 99.8% for the year ended December 31, 2009 from 100.3% for the year ended December 31, 2008. The statutory combined ratio for 2008 includes a benefit of 0.4% due to the impact of the transfer of liabilities in connection with the pool change. This benefit results from the statutory treatment of the ceding commission paid on the unearned premiums transferred on January 1, 2008. Excluding the impact of the pool transfer, the statutory combined ratio decreased to 99.8% for the year ended December 31, 2009 from 100.7% for the year ended December 31, 2008. The decrease in the combined ratio was primarily due to lower catastrophe losses in 2009, partially offset by greater non-catastrophe property losses. Net catastrophe losses decreased to $6.2 million (0.7 points) for 2009 from $34.7 million (3.8 points) for 2008. The 2008 catastrophe losses were primarily due to tornadoes and hail storms impacting Arkansas and Minnesota during the second quarter.

The statutory combined ratios by line of business for the year ended December 31, 2009 as compared to the year ended December 31, 2008 are shown below. The statutory combined ratios for 2008 are shown both including and excluding the impact of the pool transfer. The combined ratios excluding the pool transfer are shown, as they are prepared on a basis that is comparable to the combined ratios for 2009.

	For the Year Ended December 31,
	2009	2008	2008
		Excluding the Impact of the Pool Transfer	Including the Impact of the Pool Transfer
Commercial:
Automobile	91.4%	93.1%	92.6%
Workers compensation	106.2%	112.9%	112.4%
Commercial multi-peril	105.1%	104.5%	104.1%
Other commercial	97.6%	89.6%	89.3%
Total commercial	100.7%	100.9%	100.4%
Personal:
Automobile	103.0%	96.1%	95.7%
Homeowners	92.7%	105.8%	105.3%
Other personal	81.1%	88.7%	88.8%
Total personal	96.8%	100.1%	99.7%
Total personal and commercial	99.8%	100.7%	100.3%

The commercial lines statutory combined ratio decreased to 100.7% for the year ended December 31, 2009 from 100.9% for the year ended December 31, 2008 (excluding the impact of the pool transfer). Although the commercial lines statutory combined ratio for the year ended December 31, 2009 was similar to that of the prior year, more significant changes were noted by line of business, particularly for the workers compensation and other commercial lines. The workers compensation statutory combined ratio decreased for the year ended December 31, 2009, primarily due to the recognition of 10.6 points of favorable development from prior accident years in 2009, compared to the recognition of 1.3 points of favorable development from prior accident years in 2008. The other commercial statutory combined ratios increased for the year ended December 31, 2009, primarily due to a higher level of non-cat property losses compared to one year prior.

The personal lines statutory combined ratio decreased to 96.8% for the year ended December 31, 2009 from 100.1% for the year ended December 31, 2008 (excluding the impact of the pool transfer). The decrease in the personal lines combined ratio for the year ended December 31, 2009 primarily relates to the lower incidence of personal lines catastrophe losses during 2009 (1.0 points) compared to the catastrophe losses in 2008 (7.7 points). The favorable impact of lower catastrophe experience in 2009 was partially offset by a lower amount of favorable prior year development in the personal auto line in 2009 (3.2 points) compared to 2008 (9.8 points).

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

A number of indications of ultimate loss may be produced from the Paid Loss Development Method since a number of loss development factors (LDFs) may be selected. The actuaries produce and review several indications of ultimate loss using this method based on various LDF selections as judged appropriate, such as:

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

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	December 31, 2009	December 31, 2008
	(in thousands)
Commercial:
Automobile	$302,378	$319,418
Workers compensation	376,522	388,148
Commercial multi-peril	623,946	606,663
Other commercial	139,612	122,986
Total commercial	1,442,458	1,437,215
Personal:
Automobile	77,234	79,995
Homeowners	35,406	37,730
Other personal	4,066	3,309
Total personal	116,706	121,034
Total personal and commercial	1,559,164	1,558,249
Plus reinsurance recoverables	223,128	209,352
Total liability	$1,782,292	$1,767,601

The following table presents the increase (decrease) in the estimated ultimate loss and loss settlement expenses attributable to insured events of prior years for the year ended December 31, 2009 by line of business:

Increase (Decrease) in the Estimated Ultimate Loss and Loss Settlement Expenses

Attributable to Insured Events of Prior Years

For the Year Ended December 31, 2009

	Total	Accident Years
		2008	2007	2006 and Prior Years
	(in thousands)
Line of Business
Commercial:
Automobile	$(20,525)	$458	$(1,746)	$(19,237)
Workers compensation	(9,118)	1,134	5	(10,257)
Commercial multi-peril	(1,863)	594	498	(2,955)
Other commercial	(7)	423	469	(899)
Total commercial	(31,513)	2,609	(774)	(33,348)
Personal:
Automobile	(2,553)	(227)	(666)	(1,660)
Homeowners	(2,995)	(2,522)	35	(508)
Other personal	977	454	16	507
Total personal	(4,571)	(2,295)	(615)	(1,661)
Total net development	$(36,084)	$314	$(1,389)	$(35,009)

Harleysville Group recognized net favorable development in the provision for insured events of prior years of $36.1 million in 2009, primarily due to lower-than-expected claims severity broadly experienced across all casualty lines in accident years 2002 through 2006, partially offset by adverse development in accident year 2008 and accident years prior to 2002. A lower-than-expected level of claims severity was observed in personal lines in accident year

2008, which led to the recognition of $2.3 million of favorable development in this accident year in 2009. This amount was offset by the recognition in 2009 of $2.6 million of adverse development in commercial lines in accident year 2008, primarily related to a higher-than-expected level of commercial property severity in this accident year. The 2009 net favorable development consisted of $31.5 million in commercial lines and $4.6 million in personal lines.

A decrease in commercial automobile severity was observed during 2009 which led to the recognition of $20.5 million of favorable development in this line during 2009. Approximately $1.1 million of the favorable development experienced in this line during 2009 is related to the Company’s involuntary pools.

A decrease in workers compensation severity in accident years 2003 through 2006 was observed during 2009 which led to the recognition of favorable development for those accident years during 2009. An increase in workers compensation medical severity in accident years 2002 and prior was observed during 2009 which led to the recognition of adverse development for those accident years during 2009. An increase in severity in accident year 2008 was observed in this line during 2009 and led to the recognition of $1.1 million of adverse development during the year. In total, $9.1 million of favorable development was recognized in the workers compensation line during 2009. Approximately $3.4 million of the favorable development experienced in this line during 2009 is related to the Company’s involuntary pools.

In the commercial multi-peril line of business, a reduction in severity in accident years 2003 through 2006 led to the recognition of favorable development for those accident years during 2009. An increase in claim frequency in accident year 2007 and an increase in severity in accident year 2008 led to the recognition of a small amount of adverse development for those accident years during 2009. In total, $1.9 million of favorable development was recognized in the commercial multi-peril line of business during 2009 for all accident years.

A reduction in other commercial lines severity in accident years 2005 and prior was widely observed during 2009. This amount was largely offset by an increase in severity in accident years 2007 and 2008 which led to approximately $0.5 million and $0.4 million of adverse development in these years, respectively. In total, there was no significant prior year development in other commercial lines during 2009.

A reduction in personal automobile severity was widely observed during 2009 which led to the recognition of $2.6 million of favorable development during 2009 for all accident years.

A reduction in homeowners severity was widely observed during 2009, especially in accident year 2008, which led to the recognition of $3.0 million of favorable development during 2009 for all accident years.

An increase in other personal lines severity was observed during 2009 which led to the recognition of $1.0 million of adverse development during the year for all accident years.

The tables below break out the change in the estimate of ultimate losses between December 31, 2008 and December 31, 2009 for the 2008, 2007, 2006 and 2005 accident years into severity and frequency components for the major commercial and personal lines of business. Table 1 summarizes the Company’s percentage change in the estimate of ultimate loss and loss settlement expense by line of business between December 31, 2008 and December 31, 2009. Tables 2 and 3 summarize the Company’s percentage change in the estimate of ultimate severity and ultimate claim counts, respectively. The relationship between the three tables is as follows: (1+ the % change in estimated ultimate loss) = (1+ the % change in estimated ultimate severity) x (1+ the % change in estimated ultimate claim counts). The estimated ultimate severity is calculated as the ratio of estimated ultimate loss to estimated ultimate claim counts. The amounts underlying these tables are based on direct loss and claim experience minus ceded loss experience and exclude a small portion of losses associated with business assumed from involuntary pools.

Table 1

Increase (Decrease) in Ultimate Loss and Loss Settlement Expense
Between the Years Ended December 31, 2008 and December 31, 2009

	Accident Years
	2008	2007	2006	2005

Line of Business
Commercial:
Automobile	0.3%	-1.3%	-3.3%	-4.1%
Workers compensation	1.3%	0.0%	-4.4%	-4.0%
Commercial multi-peril	0.2%	0.2%	-2.9%	-1.2%
Other commercial	0.9%	1.3%	-5.2%	-6.8%
Total commercial	0.5%	-0.2%	-3.4%	-3.1%
Personal:
Automobile	-0.4%	-1.2%	0.7%	-1.2%
Homeowners	-4.6%	0.1%	-0.9%	-0.6%
Other personal	8.9%	0.4%	2.3%	1.4%
Total personal	-2.0%	-0.6%	0.2%	-0.9%
Total All Lines	0.0%	-0.3%	-2.8%	-2.7%

Table 2

Increase (Decrease) in Ultimate Severity
Between the Years Ended December 31, 2008 and December 31, 2009

	Accident Years
	2008	2007	2006	2005

Line of Business
Commercial:
Automobile	3.6%	-0.4%	-3.1%	-4.0%
Workers compensation	1.6%	-0.4%	-4.2%	-4.0%
Commercial multi-peril	1.8%	-0.7%	-2.5%	0.0%
Other commercial	0.9%	2.7%	-5.2%	-6.2%
Total commercial	2.6%	0.0%	-3.2%	-2.8%
Personal:
Automobile	-1.2%	-1.0%	0.6%	-1.2%
Homeowners	-8.1%	0.0%	-0.9%	-0.6%
Other personal	7.0%	0.8%	2.3%	1.4%
Total personal	-3.6%	-0.5%	0.1%	-0.9%
Total All Lines	0.6%	-0.1%	-2.7%	-2.5%

Table 3

Increase (Decrease) in Ultimate Claim Counts
Between the Years Ended December 31, 2008 and December 31, 2009

	Accident Years
	2008	2007	2006	2005

Line of Business
Commercial:
Automobile	-3.1%	-0.9%	-0.2%	-0.1%
Workers compensation	-0.4%	0.5%	-0.3%	0.0%
Commercial multi-peril	-1.5%	1.0%	-0.4%	-1.2%
Other commercial	0.0%	-1.3%	0.0%	-0.7%
Total commercial	-2.0%	-0.2%	-0.3%	-0.3%
Personal:
Automobile	0.8%	-0.2%	0.1%	0.0%
Homeowners	3.8%	0.1%	0.0%	0.0%
Other personal	1.8%	-0.5%	-0.1%	0.0%
Total personal	1.7%	-0.1%	0.0%	0.0%
Total All Lines	-0.5%	-0.2%	-0.1%	-0.2%

These tables illustrate that the changes to the Company’s estimates of ultimate loss for prior accident years between December 31, 2008 and December 31, 2009 are primarily driven by the severity component of loss. In this context, the term “severity” does not refer to an actuarial assumption, rather, it refers to “severity” as a descriptive statistic derived from the ratio of estimated ultimate loss to estimated ultimate claim counts. In general, as estimates of the ultimate number of claims were relatively stable for the prior accident periods, the changes in estimates of ultimate loss are characterized as resulting from a reduction in severity.

In general, those lines of business with a relatively low underlying volume of data, such as other commercial lines and other personal lines, are subject to greater variability in both claim severity and claim count development.

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group’s pooling share of the total pooled amounts:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
	(dollars in thousands)
Number of claims pending, beginning of period	5,367	5,328
Number of claims reported	6,674	8,487
Number of claims settled or dismissed	(7,298)	(8,448)
Number of claims pending, end of period	4,743	5,367
Losses paid	$62,956	$61,057
Loss settlement expenses paid	$14,141	$14,490

Workers compensation losses primarily consist of indemnity and medical costs for injured workers.

Harleysville Group records the actuarial best estimate of the ultimate unpaid losses and loss settlement expenses incurred. The estimate represents the actuarially determined expected amount of future payments on all loss and loss settlement expenses incurred on or before December 31, 2009. Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends.

The following table presents the liability for unpaid losses and loss settlement expenses by case and incurred but not reported (IBNR) reserves by line of business and a statistically determined range of estimates of the ultimate unpaid losses and loss settlement expenses incurred for each line of business as of December 31, 2009. The range of estimates around the actuarial best estimates is statistically determined in order to provide information regarding the variability of the actuarial best estimates. The statistical analysis is completed only on a basis that is net of reinsurance recoverables, as this appropriately reflects Harleysville Group’s risk profile based on the type and quality of its reinsurance. The range is determined using the Monte Carlo Simulation method. This method uses the Company’s actual historical loss data to estimate the mean and standard deviation of a statistical distribution for future loss development. There have been no adjustments made to the historical data. The Company’s application of the Monte Carlo Simulation assumes that loss development factors are normally distributed with a mean and standard deviation derived from the historical data.

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

Liability for Unpaid Losses and Loss Settlement Expenses (LAE)

at December 31, 2009

	Case	IBNR	LAE Liability	IBNR (Inc. LAE)	Total Liability	Statistically Determined Range of Estimates
						High	Low
	(in thousands)
Line of Business
Commercial:
Automobile	$106,164	$143,788	$52,426	$196,214	$302,378	$335,691	$210,463
Workers compensation	158,020	167,354	51,148	218,502	376,522	416,620	295,487
Commercial multi-peril	169,883	286,472	167,591	454,063	623,946	735,315	500,615
Other commercial	37,013	71,866	30,733	102,599	139,612	188,032	76,915
Total commercial	471,080	669,480	301,898	971,378	1,442,458	1,594,297	1,135,075

Personal:
Automobile	33,892	29,652	13,690	43,342	77,234	84,376	63,997
Homeowners	11,802	16,457	7,147	23,604	35,406	37,728	23,994
Other personal	1,962	1,480	624	2,104	4,066	4,349	2,141
Total personal	47,656	47,589	21,461	69,050	116,706	124,887	93,277

Total net liability	518,736	717,069	323,359	1,040,428	1,559,164

Reinsurance recoverables	143,579	78,935	614	79,549	223,128

Gross liability	$662,315	$796,004	$323,973	$1,119,977	$1,782,292

Reinsurance receivables were $226.8 and $212.7 million at December 31, 2009 and 2008, respectively. Of these amounts, $107.4 million and $112.0 million, respectively or 47% and 53%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi governmental pools and reinsurance facilities where, Harleysville Group believes, there is limited credit risk. The remainder of the reinsurance recoverables are principally due from reinsurers rated A- or higher by the A.M. Best Company. Ceded reinsurance contracts do not relieve Harleysville Group’s primary obligation to its policyholders. Consequently, an exposure exists with respect to reinsurance recoverables to the extent that any reinsurer is unable to meet its obligation or disputes the liabilities assumed under the reinsurance contract. From time to time, Harleysville Group may encounter such disputes with its reinsurers. In addition, the creditworthiness of our reinsurers could deteriorate in the future due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. Harleysville Group’s reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at December 31, 2009.

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

Effective for one year from July 1, 2009, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiaries renewed its catastrophe reinsurance which provides coverage ranging from 70% to 83% of up to $375.0 million in excess of a retention of $50.0 million for any given catastrophe. Harleysville Group’s 2009 pooling share of this coverage would range from 70% to 83% of up to $300.0 million in excess of a retention of $40.0 million for any given catastrophe. Pursuant to the terms of the treaty, the maximum recovery would be $285.7 million for any catastrophe involving an insured loss equal to or greater than $425.0 million. Harleysville Group’s 2009 pooling share of this maximum recovery would be $228.6 million for any catastrophe involving an insured loss of $340.0 million or greater. The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring.

The income tax expense for the year ended December 31, 2009 includes the tax benefit of $11.1 million associated with tax-exempt income compared to $9.4 million in the prior year.

Underwriting expenses, including amortization of deferred policy acquisition costs, decreased $10.7 million for the year ended December 31, 2009 compared to the prior year, primarily due to a decrease in amortization of deferred acquisition costs due to the decrease in premiums earned.

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

Net realized investment gains (losses) decreased $60.7 million for the year ended December 31, 2008, primarily due to an increase in impairment charges in 2008.

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

New Accounting Standards

In December 2008, the Financial Accounting Standards Board (FASB) issued guidance on “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This guidance requires disclosures about plan assets in an employers’ defined benefit pension plan or other postretirement plan to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This guidance was effective for fiscal years ending after December 15, 2009. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

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

In May 2009, the FASB issued guidance on “Subsequent Events.” This guidance establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual periods ending after June 15, 2009. This guidance was updated in February 2010 to remove the requirement for an SEC filer, as defined, to disclose the date through which subsequent events have been evaluated. Adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

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

Liquidity and Capital Resources

Liquidity is a measure of the ability to generate sufficient cash to meet cash obligations as they come due. Harleysville Group’s primary sources of cash are premium income, investment income and maturing investments. Cash outflows can be variable because of uncertainties regarding settlement dates for liabilities for unpaid losses and because of the potential for large losses, either individually or in the aggregate. Accordingly, Harleysville Group maintains investment and reinsurance programs generally intended to provide adequate funds to pay claims without forced sales of investments. Harleysville Group models its exposure to catastrophes and has the ability to pay claims without selling held to maturity securities even for events having a low (less than 1%) probability. Even in years of greater catastrophe frequency, Harleysville Group generally has been able to pay claims without liquidating any investments. Harleysville Group has also considered scenarios of declines in revenue and increases in loss payments, and believes it has the ability to meet cash requirements under such scenarios without selling held to maturity securities. Harleysville Group’s policy with respect to fixed maturity investments is to purchase only those that are of investment grade quality.

Net cash provided by operating activities was $105.4 million and $197.0 million for 2009 and 2008, respectively. The decrease of $91.6 million is primarily due to the $82.6 million received in 2008 in connection with the increase in pool participation effective January 1, 2008. The remaining decrease of $9.0 million is primarily due to a decrease in underwriting cash flow, a decrease in investment income, and a change in the affiliate balance, partially offset by a decrease in federal income tax payments.

Net cash used by investing activities was $53.3 million and $80.9 million for 2009 and 2008, respectively. The change is primarily due to lower net purchases of investments due to the decrease in net cash provided by operating activities, partially offset by the decrease in cash used by financing activities.

Financing activities used net cash of $52.2 million and $116.4 million for 2009 and 2008, respectively. The decrease is primarily due to a decrease in the purchase of treasury stock in 2009.

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

The Company had $29.1 million of cash and marketable securities at December 31, 2009, which are available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. In June 2007, the Company’s Board of Directors authorized a stock repurchase plan under which up to 1.6 million shares of its outstanding common stock could be repurchased through an open market purchase program. The Company was authorized to repurchase shares from the Mutual Company, which owned 53% of the Company’s stock at that time, at fair market value terms on the date of purchase and from the public float in amounts that were proportional to the respective ownership percentages of the Mutual Company and the public float as of the authorization date. This program was completed on July 18, 2007. On August 1, 2007, the Board of Directors authorized the Company to repurchase an additional 1.6 million shares of its outstanding common stock over a two year period under terms similar to the first repurchase authorization. This program was completed on May 16, 2008. On May 20, 2008, the Board of Directors authorized the Company to repurchase up to an additional 1.5 million shares of its outstanding common stock over a two year period under terms similar to the first repurchase authorization. This program was completed on November 20, 2008. On February 19, 2009, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases, or because its officers are in possession of material, non-public information. The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company. This program was completed on June 15, 2009. On July 30, 2009 the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of February 19, 2009. The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from the Mutual Company. As of March 3, 2010, the Company had repurchased 358,081 shares under this authorization, leaving 441,919 shares authorized to be repurchased. Harleysville Group has no other material commitments for capital expenditures as of December 31, 2009.

As a holding company, the Company’s principal source of cash for the payment of dividends is dividends from its insurance subsidiaries. The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends. The Company’s insurance subsidiaries declared dividends of $57.0 million and paid dividends of $27.5 million to the Company in 2009. Dividends of $109.9 million were declared and paid to the Company in 2008. Dividends of $53.2 million which were declared in 2007 were also paid to the Company in 2008.

Applying the current regulatory restrictions as of December 31, 2009, $91.1 million would be available for distribution to the Company by its subsidiaries after December 10, 2010 without prior regulatory approval. See the Business-Regulation section of this Annual Report on Form 10-K, which includes a reconciliation of net income and shareholders’ equity as determined under statutory accounting practices to net income and shareholders’ equity as determined in accordance with accounting principles generally accepted in the United States of America. Also, see Note 8 of the Notes to Consolidated Financial Statements.

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

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2009 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company’s eight insurance subsidiaries at December 31, 2009 ranged from 471% to 696%.

The following summarizes Harleysville Group’s contractual obligations at December 31, 2009.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Contractual obligations:
Debt	$118,500		$18,500	$100,000
Interest on debt	$20,659	$5,883	$11,661	$3,115
Gross liability for unpaid losses and loss settlement expenses	$1,782,292	$451,440	$514,853	$248,348	$567,651
Total	$1,921,451	$457,323	$545,014	$351,463	$567,651

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

Risk Factors

You should consider carefully the following risks, as well as the other information contained in this 2009 Annual Report on Form 10-K. If any of the following events described in the risk factors below actually occur, our business, financial condition and results of operations could be materially adversely affected. You should refer to the other information set forth in this 2009 Annual Report on Form 10-K including our consolidated financial statements and the related notes.

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

If certain catastrophic events occur, including increased claims related to changing climate conditions, they could have a significant impact on our operating results and financial condition.

Results of property insurers are subject to weather and other events prevailing in any given year. While one year may be relatively free of major weather or other disasters, another year may have numerous such events causing results for that year to be materially worse than for other years.

Our insurance subsidiaries have experienced, and are expected in the future to experience, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on the operating results and financial condition of our insurance subsidiaries, thereby limiting the ability of our insurance subsidiaries to pay dividends to us. In the last 11 years, the largest non-flood catastrophe to affect our results of operations was Hurricane Floyd in the third quarter of 1999, which resulted in $15.1 million of losses. In 2008, we experienced losses totaling $34.7 million from thirty-two different catastrophes.

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

We are subject to extensive supervision and regulation in the states in which we transact business. The purpose of supervision and regulation is to protect individual policyholders and not stockholders or other investors. Our business can be adversely affected by private passenger automobile insurance regulations and any other regulations affecting property and casualty insurance companies. For example, laws and regulations can reduce or set rates at levels that we do not believe are adequate for the risks we insure. Other laws and regulations can limit our ability to cancel or refuse to renew policies and require us to offer coverage to all consumers. Changes in laws and regulations, or their interpretations, pertaining to insurance, including workers compensation, may also have a material adverse effect on our business. Although the federal government does not directly regulate the insurance industry, federal initiatives, such as federal terrorism backstop legislation, from time to time, also can impact the insurance industry.

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

If demand for property and casualty insurance decreases, it could have a material adverse impact on our business.

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

We transfer a portion of our exposure to selected risks to other insurance and reinsurance companies through reinsurance arrangements. Under our reinsurance arrangements, another insurer assumes a specified portion of our losses and loss adjustment expenses in exchange for a specified portion of policy premiums. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of our reinsurance will increase our risk of loss. Furthermore, we face a credit risk when we obtain reinsurance because we are still liable for the transferred risks if the reinsurer cannot meet the transferred obligations. Therefore, the inability of any of our reinsurers to meet its financial obligations could materially and adversely affect our financial condition and results of operations.

The threat of terrorism and military and other actions may result in decreases in our net income, revenue and assets under management and may materially adversely affect our investment portfolio.

The threat of terrorism, both within the United States and abroad, and military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, as well as loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause losses from insurance claims related to the property and casualty insurance operations of Harleysville Group, as well as a decrease in our shareholders’ equity, net income and/or revenue. The effects of changes related to Harleysville Group may result in a decrease in our stock price. The Terrorism Risk Insurance Act of 2002, which was originally extended in 2005 and extended again in 2007, requires that some coverage for terrorist loss be offered by primary property insurers and provides Federal assistance for recovery of claims through 2014. In addition, some of the assets in our investment portfolio may be materially adversely affected by declines in the equity markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures.

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

If our investments lose value, our revenues, earnings and financial position will be materially adversely affected.

Like many other property and casualty insurance companies, we depend on income from our investment portfolio for a significant portion of our revenues and earnings. Any significant decline in our investment income as a result of falling interest rates, decreased dividend payment rates or general market conditions would have a material adverse effect on our results. Any significant decline in the market value of our investments would reduce our shareholders’ equity and our policyholders’ surplus, which could impact our ability to write additional business.

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our business.

Adverse capital and credit market conditions could affect our ability to meet liquidity needs, as well as our access to capital and cost of capital. Further, if adverse regional, national or international economic conditions persist or worsen, we could experience decreased revenues and shareholders’ equity.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. The volatility and disruption in the markets have exerted downward pressure on the availability of liquidity and credit capacity for certain issuers. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by continued disruptions in the capital and credit markets.

Continued deterioration in the public debt and equity markets could lead to investment losses.

The severe downturn in the public debt and equity markets in 2008, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, has resulted in significant realized and unrealized losses in our investment portfolio in the past. Depending on market conditions going forward, we could incur substantial additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations, financial condition, debt and financial strength ratings and ability to access capital markets.

If our financial strength ratings are reduced, we may be materially adversely impacted.

Insurance companies are subject to financial strength ratings produced by external rating agencies. Higher ratings generally indicate greater financial stability and a stronger ability to pay claims. Ratings are assigned by rating agencies to insurers based upon factors that they believe are relevant to policyholders. Ratings are not recommendations to buy, hold or sell our securities.

Although other agencies cover the property and casualty industry, we believe our ability to write business is most influenced by our financial strength rating from A. M. Best. According to A. M. Best, its ratings are designed to assess an insurer’s financial strength and ability to meet ongoing policyholder obligations. Currently, our rating from A. M. Best is “A-”, or “excellent,” with a positive outlook. A rating below “A-” from A. M. Best could materially adversely affect the business we write. Both Moody’s and Standard & Poor’s also assign financial strength ratings to the Company. Our Moody’s rating is A3 and our Standard & Poor’s rating is A-. While we consider our financial strength ratings from these rating agencies important, we believe that they have less impact on our business compared to our financial strength rating from A. M. Best.

In addition to being assigned financial strength ratings, the Company is also assigned credit ratings. We consider our credit ratings from Moody’s and Standard & Poor’s to be most important with regard to our ability to access capital markets. Our current credit rating from Moody’s is Baa2 with a stable outlook while our Standard & Poor’s credit rating is BBB- with a stable outlook. We cannot be sure we will maintain our current investment grade credit ratings. An unfavorable change in our Moody’s or Standard & Poor’s credit rating to below investment grade could make it more expensive for us to access capital markets.

Risks Related to Our Company in Particular

We face significant competition from other regional and national insurance companies, agents and from self-insurance, which may result in lower revenues.

We compete with local, regional and national insurance companies, including direct writers of insurance coverage. Many of these competitors are larger than we are and many have greater financial, technical and operating resources. In addition, we face competition within each insurance agency that sells our insurance because we sell through independent agencies that represent several insurance companies.

The property and casualty insurance industry is highly competitive on the basis of product, price and service. If our competitors offer products with more coverage, or price their products more aggressively, our ability to grow or renew our business may be materially adversely impacted. There are more than 200 groups writing property and casualty insurance in the United States, and we rank among the top 60 in size. Our most significant competitors vary significantly in our different lines of business and in the geographic markets in which we compete. The Internet also could emerge as a significant source of new competition, both from existing competitors using their brand name and resources to write business through this distribution channel and from new competitors.

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

New competition from these developments could cause the supply or demand for insurance to change, which could materially adversely affect our results of operations and financial condition.

If adverse conditions in the eastern and midwestern United States exist, our business would be disproportionately impacted.

We primarily write property and casualty insurance business in the eastern and midwestern United States. Consequently, unusually severe storms or other natural or man-made disasters that destroy property in these states could materially adversely affect our operations. Our revenues and profitability also are subject to prevailing economic and regulatory conditions in the states in which we write insurance. We may be exposed to risks of adverse developments that are greater than if we conducted business nationwide.

We depend on independent insurance agents, which exposes us to risks not applicable to companies with dedicated agents.

We market and sell our insurance products through independent, non-exclusive insurance agencies. These agencies are not obligated to sell our insurance products, and generally they also sell our competitors’ insurance products. As a result, our business depends in part on the marketing and sales efforts of these agencies. If we diversify and expand our business geographically, then we may need to expand our network of agencies to successfully market our products. If these agencies fail to market our products successfully, our business may be materially adversely impacted. Also, independent agents may decide to sell their businesses to banks, other insurance agencies or other businesses. Changes in ownership of agencies, or expansion of agencies through acquisition, could adversely affect an agency’s ability to control growth and profitability, thereby adversely affecting our business.

If our insurance subsidiaries are not able to pay adequate dividends to us, our ability to meet our obligations and pay dividends would be adversely affected.

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

If our use of predictive modeling is not effective, our business could be materially adversely impacted.

We use predictive modeling in underwriting a significant portion of our commercial lines business. We believe this tool allows us to more accurately match underwriting risk with pricing to operate more profitably. If the model does not accurately reflect the level of losses that we ultimately will incur, our ability to write business and our financial results could be materially adversely affected.

If our technology initiatives are not successful, or the benefits are not realized, our business could be materially adversely affected.

Our businesses are increasingly dependent on technology. Our inability to anticipate or manage problems with technology, or fully realize the expected benefits from investments in technology, could materially adversely affect our ability to write business and could materially adversely impact our financial results.

If we lose our key personnel our business could be materially adversely affected.

The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers and key management, sales, information systems, underwriting, claims and corporate personnel. Competition to attract and retain key personnel is intense. Although we have change in control agreements with a number of key managers, in general, we do not have employment contracts or non-compete arrangements with, or key person insurance covering, our employees, including our key employees.

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

As of December 31, 2009, the Mutual Company owned approximately 53% of our outstanding common stock. The Mutual Company’s stock ownership and ability, by reason of such ownership, to elect our board of directors, provides it with significant influence over potential change of control transactions. Further, Section 203 of the Delaware General Corporation Law provides that if a person acquires 15% or more of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more of our voting stock, subject to certain exceptions. Section 203 may discourage a potential change of control transaction. Our Board of Directors is divided into three classes (A, B and C). The current three-year terms of Class A, B and C directors expire in 2010, 2012 and 2011, respectively. This classification of our Board of Directors could have the effect of discouraging a potential change in control transaction.

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

Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates are as follows:

	December 31, 2009
	Principal Cash Flows	Weighted-Average Interest Rate
	(dollars in thousands)
Fixed maturities and short-term investments:
2010	$388,008	3.13%
2011	224,127	5.42%
2012	246,271	5.16%
2013	231,305	4.93%
2014	217,845	4.59%
Thereafter	1,006,425	5.11%
Total	$2,313,981
Fair value	$2,460,493
Debt:
2012	$18,500	0.72%
2013	100,000	5.75%
Total	$118,500
Fair value	$118,475

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

The combined total of realized and unrealized equity investment gains (losses) was $46.4 million, $(53.7) million and $3.5 million in 2009, 2008 and 2007, respectively. During these three years, the largest total equity investment gain and (loss) in a quarter was $25.4 million (3rd quarter 2009) and $(26.4) million (4th quarter 2008), respectively.

Item 8.

Financial Statements and Supplementary Data.

HARLEYSVILLE GROUP

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2009	2008
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $213,838 and $250,798)	$204,284	$246,855
Available for sale, at fair value (amortized cost $2,036,993 and $1,889,778)	2,130,179	1,914,051
Equity securities, at fair value (cost $137,150 and $96,004)	186,395	98,815
Short-term investments, at cost, which approximates fair value	116,476	210,682
Other invested assets, at cost, which approximates fair value	2,480	3,189
Total investments	2,639,814	2,473,592
Cash	126	146
Receivables:
Premiums	141,486	142,602
Reinsurance	226,781	212,654
Accrued investment income	26,058	25,630
Total receivables	394,325	380,886
Deferred policy acquisition costs	111,649	110,339
Prepaid reinsurance premiums	48,314	41,481
Property and equipment, net	13,579	12,511
Deferred income taxes	21,429	68,892
Other assets	72,750	67,471
Total assets	$3,301,986	$3,155,318
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $257,562 and $278,841)	$1,782,292	$1,767,601
Unearned premiums (affiliate $44,275 and $68,748)	484,510	484,560
Accounts payable and accrued expenses	130,780	119,063
Due to affiliate	13,276	12,960
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Total liabilities	2,529,358	2,502,684
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 2009, 34,583,182 and 2008, 34,254,581 shares; outstanding 2009, 27,615,120 and 2008, 28,156,672 shares	34,583	34,254
Additional paid-in capital	245,636	231,715
Accumulated other comprehensive income (loss)	62,276	(17,390)
Retained earnings	640,593	589,146
Treasury stock, at cost, 6,968,062 and 6,097,909 shares	(210,460)	(185,091)
Total shareholders’ equity	772,628	652,634
Total liabilities and shareholders’ equity	$3,301,986	$3,155,318

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Premiums earned from affiliate (ceded to affiliate, $730,699, $761,751 and $753,806)	$858,500	$918,515	$833,024
Investment income, net of investment expense	106,649	113,555	110,827
Realized investment gains (losses), net:
Total other-than-temporary impairment losses	(1,548)	(65,032)	(1,375)
Portion of loss recognized in other comprehensive income	—	—	—
Other realized investment gains, net	3,841	5,191	2,250
Total realized investment gains (losses), net	2,293	(59,841)	875
Other income (affiliate $6,451, $7,324 and $7,888)	13,178	13,087	17,286
Total revenues	980,620	985,316	962,012
Expenses:
Losses and loss settlement expenses (ceded to affiliate, $476,641, $524,735 and $490,058)	552,491	610,768	523,030
Amortization of deferred policy acquisition costs	216,470	227,287	207,684
Other underwriting expenses	85,349	85,182	76,223
Interest expense (affiliate $290, $640 and $1,057)	6,217	6,572	7,085
Other expenses	4,095	4,545	4,995
Total expenses	864,622	934,354	819,017
Income before income taxes	115,998	50,962	142,995
Income taxes	29,702	8,643	42,941
Net income	$86,296	$42,319	$100,054
Per common share:
Basic net income	$3.09	$1.45	$3.21
Diluted net income	$3.07	$1.43	$3.17
Cash dividend	$1.25	$1.10	$.88

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2009, 2008 and 2007

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2006	33,060,600	$33,061	$197,607	$14	$505,967	$(24,487)	$712,162
Net income					100,054		100,054
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				14,556			14,556
Defined benefit pension plan:
Net actuarial loss adjustment				6,029			6,029
Other comprehensive income							20,585
Comprehensive income							120,639
Issuance of common stock:
Incentive plans	576,571	576	8,214				8,790
Dividend Reinvestment Plan	19,082	19	613				632
Tax benefit from stock compensation			2,497				2,497
Stock compensation			4,723				4,723
Purchase of treasury stock, 1,935,439 shares						(63,286)	(63,286)
Cash dividends paid					(27,316)		(27,316)
Balance at December 31, 2007	33,656,253	33,656	213,654	20,599	578,705	(87,773)	758,841
Net income					42,319		42,319
Other comprehensive (loss), net of tax:
Unrealized investment losses, net of reclassification adjustment				(5,880)			(5,880)
Defined benefit pension plan:
Net actuarial loss adjustment				(32,109)			(32,109)
Other comprehensive loss							(37,989)
Comprehensive income							4,330
Issuance of common stock:
Incentive plans	570,643	571	8,083				8,654
Dividend Reinvestment Plan	27,685	27	965				992
Tax benefit from stock compensation			3,114				3,114
Stock compensation			5,899				5,899
Purchase of treasury stock, 2,764,561 shares						(97,318)	(97,318)
Cash dividends paid					(31,878)		(31,878)
Balance at December 31, 2008	34,254,581	$34,254	$231,715	$(17,390)	$589,146	$(185,091)	$652,634

(Continued)

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2009, 2008 and 2007

(dollars in thousands)

(Continued)

	Common Stock			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)		Retained Earnings	Treasury Stock		Total
	Shares	Amount

Net income		$		$		$		$86,296	$		$86,296
Other comprehensive, net of tax:
Unrealized investment gains, net of reclassification adjustment							74,976				74,976
Defined benefit pension plan: Net actuarial loss adjustment							4,690				4,690
Other comprehensive income											79,666
Comprehensive income											165,962
Issuance of common stock:
Incentive plans	296,483		297		6,087						6,384
Dividend Reinvestment Plan	32,118		32		963						995
Tax benefit from stock compensation					571						571
Stock compensation					6,300						6,300
Purchase of treasury stock, 870,153 shares										(25,369)	(25,369)
Cash dividends paid								(34,849)			(34,849)
Balance at December 31, 2009	34,583,182		$34,583		$245,636		$62,276	$640,593		$(210,460)	$772,628

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$86,296	$42,319	$100,054
Adjustments to reconcile net income to net cash provided by operating activities:
Change in receivables, unearned premiums and prepaid reinsurance	(20,322)	(54,861)	5,307
Change in affiliate balance	316	20,157	(1,481)
Increase in unpaid losses and loss settlement expenses	14,691	67,376	53,045
Deferred income taxes	4,566	(9,892)	11,013
(Increase) decrease in deferred policy acquisition costs	(1,310)	2,953	363
Amortization and depreciation	6,177	5,926	4,192
Realized investment (gains) losses, net	(2,293)	59,841	(875)
Change in other assets and other liabilities	10,876	(25,332)	(2,135)
Other, net	6,432	5,901	2,043
	105,429	114,388	171,526
Cash provided by the change in the intercompany pooling agreement		82,640
Net cash provided by operating activities	105,429	197,028	171,526
Cash flows from investing activities:
Held to maturity investments:
Maturities	41,406	68,124	63,284
Available for sale investments:
Purchases	(507,669)	(474,363)	(309,760)
Maturities	226,449	192,530	164,258
Sales	93,960	241,379	20,600
Other invested assets:
Purchases		(5,789)
Maturities	410	99
Net (purchases) sales or maturities of short-term investments	94,206	(102,741)	(35,704)
Sale (purchase) of property and equipment, net	(2,025)	(100)	4,659
Net cash used by investing activities	(53,263)	(80,861)	(92,663)
Cash flows from financing activities:
Issuance of common stock	7,382	9,649	9,427
Purchase of treasury stock	(25,290)	(97,318)	(63,286)
Dividends paid (to affiliate, $18,158, $16,486 and $14,449)	(34,849)	(31,878)	(27,316)
Excess tax benefits from share-based payment arrangements	571	3,114	2,497
Net cash used by financing activities	(52,186)	(116,433)	(78,678)
Increase (decrease) in cash	(20)	(266)	185
Cash at beginning of year	146	412	227
Cash at end of year	$126	$146	$412

Supplemental schedule of noncash investing and financing activities:

In connection with the amendment to the intercompany pooling agreement between the Company’s insurance subsidiaries and Harleysville Mutual Insurance Company (the Mutual Company) and its property and casualty insurance subsidiary, Harleysville Pennland Insurance Company (Pennland), effective January 1, 2008, fixed maturity investments and liabilities of $109,438,000 were transferred from the Mutual Company and Pennland to the Company’s insurance subsidiaries. See Note 2 of the Notes to Consolidated Financial Statements.

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

-

Mid-America Insurance Company (Mid-America) - merged into Worcester in 2007

-

Harleysville Ltd., a real estate partnership that owns the home office

Harleysville Group is approximately 53% owned by Harleysville Mutual Insurance Company (the Mutual Company).

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

Investments

Accounting for fixed maturities depends on their classification as held to maturity, available for sale or trading. Fixed maturities classified as held to maturity are carried at amortized cost. Fixed maturities classified as available for sale are carried at fair value. There were no investments classified as trading. Equity securities are carried at fair value. Short-term investments are recorded at cost, which approximates fair value. The fair value of level 1 and 2 fixed maturities is based upon data supplied by an independent pricing service. The fair value of level 3 fixed maturity securities is based on cash flow analysis and other valuation techniques. The fair value of equity securities is based on the closing market value. The fair value of mutual fund holdings is based on the closing net asset value reported by the fund.

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

Realized gains and losses on sales of investments are recognized in net income on the specific identification basis. A decline in the fair value of an investment below its cost that is deemed other than temporary is charged to earnings. Unrealized gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income and, accordingly, have no effect on net income. However, if the fair value of an investment in equity securities declines below its cost and that decline is deemed other than temporary, the amount of the decline below cost is charged to earnings. Per the Company’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and the Company intends to sell or more likely than not will be required to sell the security before recovery of its value. If the Company does not intend to sell, or more likely than not will not be required to sell, a fixed maturity security whose fair value has declined below its cost, the amount of the decline below cost due to credit-related reasons is charged to earnings and the remaining difference is included in comprehensive income. Harleysville Group monitors its investment portfolio and at least quarterly reviews investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations consider, among other things, the magnitude and reasons for a decline, the prospects for the fair value to recover in the near term and Harleysville Group’s intent to retain the investment for a period of time sufficient to allow for a recovery in value.

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

Premiums

Premiums are recognized as revenue ratably over the terms of the respective policies. Unearned premiums are calculated on the daily pro rata basis.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized.

Earnings Per Share

Basic earnings per share (EPS) is calculated using the weighted average shares outstanding, including participating securities with non-forfeitable rights to dividends, such as unvested restricted stock and restricted stock units. In calculating diluted EPS, the weighted average shares outstanding includes all potentially dilutive securities. Basic and diluted EPS are calculated by dividing net income available to common shareholders by the applicable weighted average number of shares outstanding during the year.

The Company adopted the accounting guidance on “Participating Securities and the Two-Class Method,” in 2009. This guidance redefines participating securities to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.” Outstanding unvested restricted stock and restricted stock units issued by the Company under employee compensation programs containing such dividend participation features are considered participating securities subject to the “two-class method” in computing EPS rather than the “treasury stock method.” Prior period EPS has been adjusted retroactively to conform to this guidance. Adoption of this guidance reduced basic EPS by $.04, $.01 and $.03 for 2009, 2008 and 2007, respectively, and diluted EPS by $.02, $.01 and $.02 for 2009, 2008 and 2007, respectively.

New Accounting Standards

In December 2008, the Financial Accounting Standards Board (FASB) issued guidance on “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This guidance requires disclosures about plan assets in an employers’ defined benefit pension plan or other postretirement plan to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This guidance was effective for fiscal years ending after December 15, 2009. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance on “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This provided additional guidance for estimating fair value in accordance with FASB Accounting Standards Codification (ASC) 820 on fair value measurements when the volume and level of activity for the asset or liability have significantly decreased and provided guidance on identifying circumstances that indicate a transaction is not orderly. This guidance lists a series of factors which should be evaluated to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value and further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. A reporting entity should also evaluate the circumstances to determine whether the transaction is orderly based on the weight of the evidence. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with prospective application. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance on “Recognition and Presentation of Other-Than-Temporary Impairments.” This guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. For debt securities that have fair values less than their amortized cost, this guidance modifies the prior requirements that to avoid recognizing an other-than-temporary impairment, management must assert that it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis. Instead, an entity should assess whether the entity (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. An entity must recognize an other-than-temporary impairment if either of these conditions is met. Also, if an entity does not expect to recover the entire amortized cost basis of a security, an other-than-temporary impairment shall be considered to have occurred. If the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss, which is recognized in earnings, and (b) the amount related to all other factors, which is recognized in other comprehensive income. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. Adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued guidance on “Subsequent Events.” This guidance establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim or annual periods ending after June 15, 2009. This guidance was updated in February 2010 to remove the requirement for an SEC filer, as defined, to disclose the date through which subsequent events have been evaluated. Adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

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

2 - Transactions with Affiliates

(a) Underwriting

The insurance subsidiaries participate in a reinsurance pooling agreement with the Mutual Company and its property and casualty insurance subsidiary, Harleysville Pennland Insurance Company (Pennland), whereby such subsidiaries and Pennland cede to the Mutual Company all of their insurance business and assume from the Mutual Company an amount equal to their participation in the pooling agreement. All losses and loss settlement expenses and other underwriting expenses are prorated among the parties on the basis of participation in the pooling agreement. The agreement pertains to all insurance business written or earned on or after January 1, 1986. Harleysville Group’s participation was 80% for 2009 and 2008 and 72% for 2007.

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

These liabilities consisted of the following at January 1, 2008 (in thousands):

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

Because this pooling agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to the Mutual Company. However, the reinsurance pooling agreement provides for the right of offset, and the amount of credit risk with the Mutual Company was not material at December 31, 2009 and 2008. The Mutual Company has an A. M. Best rating of “A-” (Excellent).

The following amounts represent reinsurance transactions between Harleysville Group and the Mutual Company under the pooling arrangement:

	2009	2008	2007
	(in thousands)
Ceded:
Premiums written	$748,289	$753,173	$764,070
Premiums earned	$730,699	$761,751	$753,806
Losses incurred	$476,641	$524,735	$490,058
Assumed:
Premiums written	$851,617	$950,130	$837,993
Premiums earned	$858,500	$918,515	$833,024
Losses incurred	$551,773	$610,531	$522,735
Net assumed from the Mutual Company:
Unearned premiums	$44,275	$68,748	$28,555
Unpaid losses and loss settlement expenses	$257,562	$278,841	$149,826

Effective January 1, 2010, the pooling agreement was amended to exclude premiums, losses, loss settlement expenses and underwriting expenses voluntarily assumed by the Mutual Company.

(b) Property

Harleysville Ltd. leases the home office to the Mutual Company, which shares the facility with Harleysville Group. Rental income under the lease was $4,194,000, $4,170,000 and $4,086,000 for 2009, 2008, and 2007, respectively, and is included in other income after elimination of intercompany amounts of $2,852,000, $2,836,000 and $2,501,000 in 2009, 2008 and 2007, respectively.

(c) Management Agreements

Harleysville Group Inc. received $5,109,000, $5,990,000 and $6,303,000 of management fee income in 2009, 2008 and 2007, respectively, under agreements whereby Harleysville Group Inc. provides management services to the

Mutual Company and other affiliates. Such amounts are included in other income. Effective January 1, 2010, the management agreement was amended to include voluntary assumed reinsurance business written by the Mutual Company.

(d) Intercompany Balances

Intercompany balances are created primarily from the pooling arrangement (settled quarterly), allocation of common expenses, collection of premium balances and payment of claims (settled monthly). No interest is charged or received on intercompany balances due to the timely settlement terms and nature of the items. Interest expense on the loan from the Mutual Company described in Note 7 was $290,000, $640,000 and $1,057,000 in 2009, 2008 and 2007, respectively.

Harleysville Group has off-balance-sheet credit risk related to approximately $82,000,000 and $74,000,000 of premium balances due to the Mutual Company from agents and insureds at December 31, 2009 and 2008, respectively.

3 - Investments

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

For investments that have quoted market prices in active markets, the Company uses the quoted market price as fair value and includes these investments in Level 1 of the fair value hierarchy. The Company classifies U.S. Treasury securities and publicly traded equity mutual funds as Level 1. When quoted market prices in active markets are not available, the Company relies on a pricing service to estimate fair value. The Company classifies its fixed maturity securities other than U.S. Treasury securities and private placements as Level 2. Private placement fixed maturity securities, non-publicly traded equity securities and investments in receivership are classified as Level 3. Fair value of the investments in receivership is based on cash flow analysis and other valuation techniques.

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

When the independent pricing service provides a fair value estimate, the Company uses that estimate. At December 31, 2009, the independent pricing service provided a fair value estimate for all of the investments classified as level 1 investments within the fair value hierarchy and approximately 98% of the investments classified as level 2 estimates within the fair value hierarchy. The fair value of all level 2 securities is based on observable market inputs.

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

The following is a summary of the fair value measurements of applicable Company assets by level within the fair value hierarchy as of December 31, 2009 and 2008. These assets are measured on a recurring basis.

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Fixed maturities available for sale:
U.S. Treasury securities	$110,228	$110,228
Obligations of U.S. government corporations and agencies	25,449		$25,449
Obligations of states and political subdivisions	1,074,458		1,074,458
Corporate securities	516,611		516,511	$100
Mortgage-backed securities	403,433		403,433
Total available for sale	2,130,179	110,228	2,019,851	100
Equity securities:
Global fund	40,093	40,093
Total stock market index fund	146,296	146,296
Other	6			6
Total equity securities	186,395	186,389		6
Total	$2,316,574	$296,617	$2,019,851	$106

		Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Fixed maturities available for sale:
U.S. Treasury securities	$72,845	$72,845
Obligations of U.S. government corporations and agencies	51,902		$51,902
Obligations of states and political subdivisions	755,669		755,669
Corporate securities	633,515		630,399	$3,116
Mortgage-backed securities	400,120		400,120
Total available for sale	1,914,051	72,845	1,838,090	3,116
Equity securities:
Global fund	19,861	19,861
Total stock market index fund	78,948	78,948
Other	6			6
Total equity securities	98,815	98,809		6
Total	$2,012,866	$171,654	$1,838,090	$3,122

The following tables presents additional information about assets measured at fair value on a recurring basis for which significant unobservable inputs (Level 3) were used to determine fair value.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31, 2009
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at January 1, 2009	$3,116	$6	$3,122
Total gains (losses) (realized/unrealized)
Included in earnings	(955)		(955)
Sales and settlements	(2,061)		(2,061)
Balance at December 31, 2009	$100	$6	$106

The amount of total losses for the year included in earnings (realized investment gains (losses), net) attributable to the change in unrealized losses relating to assets still held at December 31, 2009			$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31, 2008
	Fixed Maturities Available for Sale	Equity Securities	Security Lending Collateral	Total
	(in thousands)
Balance at January 1, 2008	$171	$17	$6,898	$7,086
Total gains (losses) (realized/unrealized)
Included in earnings	(475)	(11)	(2,181)	(2,667)
Included in other comprehensive income			138	138
Purchases, issuances and settlements	(859)		(1,854)	(2,713)
Transfer in/and or (out) of Level 3			1,278	1,278
Termination of security lending program	4,279		(4,279)	—
Balance at December 31, 2008	$3,116	$6	$—	$3,122

The amount of total losses for the year included in earnings (realized investment gains (losses), net) attributable to the change in unrealized losses relating to assets still held at December 31, 2008				$(2,667)

The other invested assets on the balance sheet are carried at cost and are tested for impairment on a quarterly basis. During 2009, the securities were written down to fair value and an impairment charge of $299,000 was included in earnings for the year. Fair value is determined based on cash flow analysis and other valuation techniques, based on unobservable inputs (Level 3).

The amortized cost and estimated fair value of investments in fixed maturity and equity securities are as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$459	$8		$467
Obligations of states and political subdivisions	119,430	5,012	$(12)	124,430
Corporate securities	84,395	4,594	(48)	88,941
Total held to maturity	204,284	9,614	(60)	213,838
Available for sale:
U.S. Treasury securities	109,195	1,495	(462)	110,228
Obligations of U.S. government corporations and agencies	24,295	1,214	(60)	25,449
Obligations of states and political subdivisions	1,030,968	45,425	(1,935)	1,074,458
Corporate securities	491,782	25,591	(762)	516,611
Mortgage-backed securities	380,753	22,691	(11)	403,433
Total available for sale	2,036,993	96,416	(3,230)	2,130,179
Total fixed maturities	$2,241,277	$106,030	$(3,290)	$2,344,017
Total equity securities	$137,150	$49,256	$(11)	$186,395

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$519	$6			$525
Obligations of states and political subdivisions	140,190	4,120		$(4)	144,306
Corporate securities	106,146	2,203		(2,382)	105,967
Total held to maturity	246,855	6,329		(2,386)	250,798
Available for sale:
U.S. Treasury securities	69,269	3,576			72,845
Obligations of U.S. government corporations and agencies	48,209	3,693			51,902
Obligations of states and political subdivisions	739,485	18,884		(2,700)	755,669
Corporate securities	647,501	9,290		(23,276)	633,515
Mortgage-backed securities	385,314	14,809		(3)	400,120
Total available for sale	1,889,778	50,252		(25,979)	1,914,051
Total fixed maturities	$2,136,633	$56,581		$(28,365)	$2,164,849
Total equity securities	$96,004	$2,811	$		$98,815

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity:
Due in one year or less	$35,854	$36,673
Due after one year through five years	145,423	153,175
Due after five years through ten years	12,639	13,239
Due after ten years	10,368	10,751
	204,284	213,838
Available for sale:
Due in one year or less	159,558	161,465
Due after one year through five years	433,592	454,060
Due after five years through ten years	547,162	578,649
Due after ten years	515,928	532,572
	1,656,240	1,726,746
Mortgage-backed securities	380,753	403,433
	2,036,993	2,130,179
Total fixed maturities	$2,241,277	$2,344,017

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2009 and 2008 amounted to $31,411,000 and $31,228,000 respectively.

The estimated fair value and unrealized loss for temporarily impaired securities is as follows:

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$76,791	$462			$76,791	$462
Obligations of U.S. government corporations and agencies	1,429	60			1,429	60
Obligations of states and political subdivisions	115,997	1,947			115,997	1,947
Corporate securities	2,470	22	$24,980	$788	27,450	810
Mortgage-backed securities	2,973	11			2,973	11
Total fixed maturities	199,660	2,502	24,980	788	224,640	3,290
Equity mutual funds	944	11			944	11
Total temporarily impaired securities	$200,604	$2,513	$24,980	$788	$225,584	$3,301

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
Obligations of states and political subdivisions	$126,098	$2,668	$2,361	$36	$128,459	$2,704
Corporate securities	316,342	13,776	75,319	11,882	391,661	25,658
Mortgage-backed securities	111	3			111	3
Total fixed maturities - total temporarily impaired securities	$442,551	$16,447	$77,680	$11,918	$520,231	$28,365

Of the total fixed maturity securities with an unrealized loss at December 31, 2009, securities with a fair value of $218,242,000 and an unrealized loss of $3,230,000 are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $6,398,000 and an unrealized loss of $60,000 are classified as held to maturity on the balance sheet and are carried at amortized cost.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to a widening of credit spreads rather than a decline in credit quality. There are $24,980,000 in fixed maturity securities, at fair value, that at December 31, 2009, had been below amortized cost for over 12 months. The $788,000 of unrealized losses on such securities relates to securities which carry an investment grade debt rating where the unrealized loss was primarily due to a widening of credit spreads, primarily on securities of financial institutions. Per the Company’s policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and the Company intends to sell or more likely than not will be required to sell the security before recovery of its value. The Company believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and worsening economic conditions, these investments may be written down in the income statement in the future.

A summary of net investment income is as follows:

	2009	2008	2007
	(in thousands)
Interest on fixed maturities	$103,971	$108,592	$105,861
Dividends on equity securities	3,639	3,235	1,340
Interest on short-term investments	1,150	3,896	5,978
Income on other invested assets	67	52
Total investment income	108,827	115,775	113,179
Less: Investment expense	2,178	2,220	2,352
Net investment income	$106,649	$113,555	$110,827

Realized gross gains (losses) from investments and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

	2009	2008	2007
	(in thousands)
Fixed maturity securities:
Held to maturity:
Gross gains			$24
Gross losses			(41)
Other than temporary impairments			(118)
Available for sale:
Gross gains	$6,655	$3,213	84
Gross losses	(2,814)	(79)
Other than temporary impairment losses	(1,249)	(13,678)	(406)
Equity securities:
Gross gains		2,057	2,183
Other than temporary impairment losses		(48,669)	(22)
Other invested assets:
Other than temporary impairment losses	(299)	(557)
Securities lending collateral:
Available for sale:
Other than temporary impairment losses		(2,128)	(829)
Net realized investment gains (losses)	$2,293	$(59,841)	$875
Change in difference between fair value and cost of investments(1):
Fixed maturity securities	$74,524	$(2,177)	$25,792
Equity securities	46,434	(7,053)	1,350
Securities lending collateral		660	(660)
Total	$120,958	$(8,570)	$26,482

———————

(1)

Parentheses indicate a net unrealized decline in fair value.

Income taxes (benefit) on realized investment gains (losses) were $803,000, $(20,944,000) and $306,000 for 2009, 2008 and 2007, respectively.

Deferred income tax liabilities applicable to net unrealized investment gains included in shareholders’ equity were $49,851,000 and $9,480,000 at December 31, 2009 and 2008, respectively.

There were credit-related impairment charges on non-equity securities of $1,548,000, $16,363,000 and $1,353,000 in 2009, 2008 and 2007, respectively. The 2009 impairment charges consisted of $568,000 on bonds the Company intends to sell (the bonds were sold at a slight gain in 2010) and $980,000 on structured investment vehicles. The 2008 impairment charges consisted of $5,420,000 on Lehman Brothers bonds and $10,943,000 on structured investment vehicles. The 2007 impairment charges consisted of $524,000 on bonds and $829,000 on a structured investment vehicle.

In the third quarter of 2008, the Company recorded an impairment charge of $17,786,000 on equity securities that it was planning to sell. There was an additional impairment charge of $30,872,000 in the fourth quarter of 2008 on the equity securities, prior to their sale. The equity securities were sold in November 2008 to recover a portion of federal income taxes which were previously paid. In 2006, the Company sold all of its holdings of individual equity securities and invested in equity index funds. As a result of this transaction, the Company recognized a capital gain of approximately $40,000,000. Under existing federal income tax regulations, such taxes can be recovered in future periods to the extent capital losses are recognized. As a result of the decline in value of the equity index funds held by the Company during 2008, the duration of the impairment and the likelihood of near term recovery and the availability to carryback realized capital losses for federal income tax purposes upon their disposal, the Company determined that it was appropriate to sell the equity investments and recover a portion of the federal income taxes which were previously paid.

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

	2009	2008	2007
	(in thousands)
Premiums written:
Direct	$954,375	$1,045,690	$916,801
Assumed	13,818	11,365	13,559
Ceded	(116,576)	(106,925)	(92,367)
Net premiums written	$851,617	$950,130	$837,993
Premiums earned:
Direct	$958,151	$1,010,203	$907,660
Assumed	10,092	12,477	16,252
Ceded	(109,743)	(104,165)	(90,888)
Net premiums earned	$858,500	$918,515	$833,024

Losses and loss settlement expenses are net of reinsurance recoveries of $53,563,000, $62,821,000 and $34,091,000 for 2009, 2008 and 2007, respectively.

Assumed and ceded written premiums for 2009 include $6,200,000 and assumed and ceded earned premiums for 2009 include $920,000 for Harleysville Group’s share of flood insurance business the Mutual Company assumed from another carrier, which is ceded 100% to the National Flood Insurance Program.

5 - Property and Equipment

Property and equipment consisted of land and buildings with a cost of $28,241,000 and $26,409,000, and equipment, including software, with a cost of $5,865,000 and $7,297,000 at December 31, 2009 and 2008, respectively. Accumulated depreciation related to such assets was $20,527,000 and $21,195,000 at December 31, 2009 and 2008, respectively.

Rental expense under leases with non-affiliates amounted to $2,793,000, $2,494,000 and $2,732,000 for 2009, 2008 and 2007, respectively. Operating lease commitments were not material at December 31, 2009.

In the second quarter of 2007, the Company sold its office building in Traverse City, Michigan and recognized a pre-tax gain of $2,700,000 which is included in other income.

6 - Liability for Unpaid Losses and Loss Settlement Expenses

Activity in the liability for unpaid losses and loss settlement expenses is summarized as follows:

	2009	2008	2007
	(in thousands)
Liability at January 1	$1,767,601	$1,546,690	$1,493,645
Less reinsurance recoverables	209,352	164,878	163,796
Net liability at January 1	1,558,249	1,381,812	1,329,849
Incurred related to:
Current year	588,575	642,576	545,077
Prior years	(36,084)	(31,808)	(22,047)
Total incurred	552,491	610,768	523,030
Paid related to:
Current year	204,192	227,056	181,406
Prior years	347,384	360,810	289,661
Total paid	551,576	587,866	471,067
Adjustment to beginning reserves resulting from change in pool participation percentage		(153,535)
Total paid adjusted for pool change		434,331
Net liability at December 31	1,559,164	1,558,249	1,381,812
Plus reinsurance recoverables	223,128	209,352	164,878
Liability at December 31	$1,782,292	$1,767,601	$1,546,690

In 2009, Harleysville Group recognized net favorable development of $36,084,000 in the provision for insured events of prior years, primarily due to lower-than-expected claims severity broadly experienced across all casualty lines in accident years 2002 through 2006, partially offset by adverse development in accident year 2008 and accident years prior to 2002. A lower-than-expected level of claims severity was observed in personal lines in accident year 2008, which led to the recognition of $2,295,000 of favorable development in this accident year. This amount was offset by the recognition of $2,609,000 of adverse development in commercial lines in accident year 2008, primarily related to a higher-than-expected level of commercial property severity in this accident year.

A decrease in commercial automobile severity was observed during 2009 which led to the recognition of $20,525,000 of favorable development in this line during 2009. Approximately $1,100,000 of the favorable development experienced in this line during 2009 is related to the Company’s involuntary pools.

A decrease in workers compensation severity in accident years 2003 through 2006 was observed during 2009 which led to the recognition of favorable development for those accident years during 2009. An increase in workers compensation medical severity in accident years 2002 and prior was observed during 2009 which led to the recognition of adverse development for those accident years during 2009. An increase in severity in accident year 2008 was observed in this line during 2009 and led to the recognition of $1,134,000 of adverse development during the year. In total, $9,118,000 of favorable development was recognized in the workers compensation line during 2009. Approximately $3,400,000 of the favorable development experienced in this line during 2009 is related to the Company’s involuntary pools.

In the commercial multi-peril line of business, a reduction in severity in accident years 2003 through 2006 led to the recognition of favorable development for those accident years during 2009. An increase in claim frequency in accident year 2007 and an increase in severity in accident year 2008 led to the recognition of a small amount of adverse development for those accident years during 2009. In total, $1,863,000 of favorable development was recognized in the commercial multi-peril line of business during 2009 for all accident years.

A reduction in other commercial lines severity in accident years 2005 and prior was widely observed during 2009. This amount was largely offset by an increase in severity in accident years 2007 and 2008 which led to $469,000 and $423,000 of adverse development in these years, respectively. In total, there was no significant prior year development in other commercial lines during 2009.

A reduction in personal automobile severity was widely observed during 2009 which led to the recognition of $2,553,000 of favorable development during 2009 for all accident years.

A reduction in homeowners severity was widely observed during 2009, especially in accident year 2008, which led to the recognition of $2,995,000 of favorable development during 2009 for all accident years.

An increase in other personal lines severity was observed during 2009 which led to the recognition of $977,000 of adverse development during the year for all accident years.

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

7 - Borrowings

Debt is as follows:

	December 31,
	2009	2008
	(in thousands)
Notes, 5.75%, due 2013	$100,000	$100,000
Demand term-loan payable to the Mutual Company, LIBOR plus 0.45%, due 2012	18,500	18,500
Total debt	$118,500	$118,500

The fair value of the notes was $99,975,000 and $94,188,000 at December 31, 2009 and 2008, respectively, based on quoted market prices for the same or similar debt. The carrying value of the remaining debt approximates fair value.

Interest paid was $6,054,000, $6,406,000 and $6,808,000 in 2009, 2008 and 2007 respectively.

8 - Shareholders’ Equity

Comprehensive income consisted of the following:

	2009	2008	2007
	(in thousands)
Net income	$86,296	$42,319	$100,054
Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized investment holding gains (losses) arising during period, net of taxes (benefits) of $41,174, $(24,111) and $8,191	76,466	(44,777)	15,212
Less:
Reclassification adjustment for (gains) losses included in net income, net of (taxes) benefits of $(803), $20,944 and $(353)	(1,490)	38,897	(656)
Net unrealized investment gains (losses)	74,976	(5,880)	14,556
Defined benefit pension plan:
Net actuarial gain (loss) arising during the period, net of taxes (benefit) of $1,886, $(17,372) and $2,862	3,503	(32,260)	5,313
Recognition of net actuarial loss in net periodic pension cost, net of taxes of $640, $82 and $386	1,187	151	716
Defined benefit pension plan	4,690	(32,109)	6,029
Other comprehensive income (loss)	79,666	(37,989)	20,585
Comprehensive income	$165,962	$4,330	$120,639

Accumulated other comprehensive income (loss) consisted of the following amounts (which are net of tax):

	December 31,
	2009	2008
	(in thousands)
Unrealized investment gains	$92,581	$17,605
Defined benefit pension plan-net actuarial loss	(30,305)	(34,995)
Accumulated other comprehensive income (loss)	$62,276	$(17,390)

A source of cash for the payment of dividends is dividends from subsidiaries. Harleysville Group Inc.’s insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to risk-based capital requirements and to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2009, $91.1 million would be available for distribution to Harleysville Group Inc. after December 10, 2010 without prior approval.

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

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2009 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company’s eight insurance subsidiaries at December 31, 2009 ranged from 471% to 696%.

The following table contains selected information for Harleysville Group Inc.’s property and casualty insurance subsidiaries, as determined in accordance with prescribed statutory accounting practices:

	2009	2008	2007
	(in thousands)
Statutory capital and surplus	$681,160	$588,892	$671,895
Statutory unassigned surplus	$541,786	$458,623	$541,626
Statutory net income	$90,892	$26,951	$114,343

9 - Income Taxes

The components of income tax expense (benefit) are as follows:

	2009	2008	2007
	(in thousands)
Current	$25,136	$18,535	$31,928
Deferred	4,566	(9,892)	11,013
	$29,702	$8,643	$42,941

Net cash paid for federal income taxes in 2009, 2008 and 2007 was $9,100,000, $31,500,000 and $28,550,000 respectively.

The actual income tax rate differed from the statutory federal income tax rate applicable to income before income taxes as follows:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(9.5)	(18.4)	(5.1)
Other, net	0.1	0.4	0.1
	25.6%	17.0%	30.0%

The tax effects of the significant temporary differences that give rise to deferred tax liabilities and assets are as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred tax liabilities:
Deferred policy acquisition costs	$39,077	$38,619
Unrealized investment gains	49,851	9,480
Other	10,822	12,026
Total deferred tax liabilities	99,750	60,125
Deferred tax assets:
Unearned premiums	30,534	31,016
Losses incurred	56,888	59,628
Pension plan	13,887	17,992
Other	19,870	20,381
Total deferred tax assets	121,179	129,017
Net deferred tax asset	$21,429	$68,892

A valuation allowance is required to be established for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the benefit of the deferred tax asset will be realized through the generation of future income. Therefore, no such valuation allowance has been established.

As of December 31, 2009, 2008 and 2007, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2006 through 2008 were open for examination as of December 31, 2009.

10 - Incentive Plans

The compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $6,300,000, $5,899,000 and $4,723,000 for 2009, 2008 and 2007, respectively with a corresponding income tax benefit of $2,083,000, $1,964,000 and $1,555,000 for 2009, 2008 and 2007, respectively.

Fixed Stock Option Plans

Harleysville Group has an Equity Incentive Plan (EIP) for key employees. Awards may be made in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or any combination of the above. The EIP was amended in 1997, 2006 and 2007 and limited future awards to an aggregate of 1,000,000 shares, plus the remaining shares under the 1997 plan, of Harleysville Group Inc.’s common stock. Such shares may be authorized and unissued shares or treasury shares. The plan provides that stock options may become exercisable from six months to 10 years from the date of grant with an exercise price not less than fair market value on the date of grant. Options granted normally vest 33 1/3% at the end of one year, 33 1/3% at the end of two years and 33 1/3% at the end of three years from the date of grant. SARs have not been material. Restricted stock awards have vesting periods of three to five years and vest 100% at the end of the period. Restricted stock units have vesting periods of three to five years and vest 100% at the end of the period. Some restricted stock and restricted stock unit awards have performance-based vesting requirements and can vest anywhere from 0% to 200% of the number of target shares, depending upon the achievement of such performance goals.

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

	For the year ended December 31,
	2009	2008	2007
Risk-free interest rate	2.56%	2.76%	4.65%
Expected term	5.5 years	5.5 years	6 years
Dividend yield	4.11%	2.90%	2.19%
Expected volatility	29.84%	28.13%	32.64%

A summary of share option activity under the plan is as follows:

	Number Of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2006	1,830,654	$23.65
Granted—2007	277,150	34.75
Exercised—2007	(399,122)	22.59
Forfeited—2007	(23,212)	31.31
Outstanding at December 31, 2007	1,685,470	25.62
Granted—2008	346,340	34.50
Exercised—2008	(404,842)	22.47
Forfeited—2008	(32,531)	33.72
Outstanding at December 31, 2008	1,594,437	28.18
Granted—2009	544,250	29.18
Exercised—2009	(154,116)	23.36
Forfeited—2009	(72,842)	31.49
Outstanding at December 31, 2009	1,911,729	$28.73	6.7	$7,395
Exercisable at:
December 31, 2009	1,103,106	$27.02	5.2	$6,022

The per share weighted-average fair value of options granted during 2009, 2008 and 2007 was $5.67, $7.52 and $11.03, respectively. The total intrinsic value of options exercised was $1,199,000, $5,557,000, and $4,111,000 for 2009, 2008 and 2007, respectively.

The expense to be recorded over the vesting period for restricted stock and restricted stock unit awards is determined utilizing the number of awards granted and the grant date fair market value.

A summary of restricted stock activity under the plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards at January 1, 2009	254,917	$33.34
Granted 2009	86,342	31.03
Vested 2009	(3,931)	32.51
Forfeited 2009	(17,500)	32.17
Restricted stock awards at December 31, 2009	319,828	$32.79

The total fair market value of restricted shares which vested during 2009 and 2008 was $122,000 and $993,000, respectively. In 2009, 15,735 restricted shares granted include a performance condition, while 10,480 restricted shares granted in 2008 include a performance condition.

During 2009, 2008 and 2007, a total of 27,270, 22,040 and 17,440, respectively, restricted stock units were granted at a weighted average grant date fair value of $34.21, $38.92 and $34.76 per unit, respectively. All of the restricted stock units granted include a performance condition.

For share options and restricted stock and restricted stock unit awards granted under the plan, the Company recognized compensation expense of $5,498,000, $5,105,000 and $3,550,000 in 2009, 2008 and 2007, respectively. As of December 31, 2009 the Company’s total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, restricted stock and restricted stock unit awards) granted under the plan was $5,905,000. The cost is expected to be recognized over a weighted average period of 1.8 years.

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

In determining the expense to be recorded for the employee stock purchase plan, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Purchase Plan
	For the year ended December 31,
	2009	2008	2007
Risk-free interest rate	0.24%	2.48%	5.06%
Expected term	6 months	6 months	6 months
Dividend yield	4.30%	2.96%	2.23%
Expected volatility	43.22%	26.91%	18.34%

The weighted-average fair value of options granted under the employee stock purchase plan was $7.07, $7.14 and $6.74 for 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised under the plan was $212,000, $241,000 and $297,000 for 2009, 2008 and 2007, respectively. Compensation expense of $348,000, $288,000 and $281,000 related to grants under the plan was recognized in 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $13,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of one month.

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

The expense to be recorded for the deferred stock units is determined utilizing the number of awards granted and the grant date fair market value. The expense is recognized at the date of grant as the awards are fully vested. In 2009, 2008 and 2007, respectively, there were 17,985, 15,092 and 16,574 units issued under the plan for which $450,000, $502,000 and $454,000 of expense was recognized. The weighted average grant date fair value of units granted during 2009, 2008 and 2007 was $27.83, $36.96 and $32.08 per unit, respectively.

The Long Term Incentive Plan (LTIP) provided for the issuance of up to 600,000 shares of Harleysville Group Inc. common stock, which may be authorized and unissued shares or treasury shares. Shares were awarded to key employees based on the total shareholder return of the Company’s stock relative to the total shareholder return of a group of insurance company stocks for a three year period. The most recent plan was in effect for the three year period January 1, 2005 through December 31, 2007. The fair value of the stock component of the plan was estimated on the date of grant using a 10,000 trial simulation with the following assumptions:

Plan Years 2005-2007
Risk-free interest rate	3.63%
Expected volatility	37.2%
Target number of shares to be issued	68,592

The weighted-average grant date fair value of the 2005-2007 plan stock award was $19.64 per share. Compensation expense of $434,000 was recognized related to the stock component of the LTIP for 2007. As of December 31, 2009, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the LTIP. During 2008, 111,395 shares were issued in connection with plan years 2005-2007. During 2007, 95,704 shares were issued in connection with plan years 2004-2006. No shares were issued under the plan in 2009.

The LTIP also had a cash component. This component was accounted for under the liability method. Compensation expense of $407,000 was recognized related to the cash component of the LTIP for 2007. As of December 31, 2009, there was no unrecognized compensation cost related to the cash component.

Cash received from option exercises under all share-based payment arrangements for 2009, 2008 and 2007 was $4,721,000, $9,410,000 and $9,034,000, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements was $419,000, $1,945,000 and $1,439,000, respectively, for 2009, 2008 and 2007.

Harleysville Group has incentive bonus plans which include virtually all employees. Cash bonuses are earned on a formula basis depending upon the performance of Harleysville Group and the Mutual Company in relation to certain targets. Harleysville Group’s expense for such plans was $7,732,000, $6,111,000 and $5,920,000 for 2009, 2008 and 2007, respectively.

11 - Pension and Other Benefit Plans

Harleysville Group Inc. has a frozen pension plan that covers employees hired before January 1, 2006. Retirement benefits are a function of both the years of service and level of compensation. Harleysville Group Inc.’s funding policy is to contribute annually an amount equal to at least the minimum required contribution in accordance with minimum funding standards established by ERISA. Contributions are intended to provide for benefits attributed to service through March 31, 2006. Harleysville Group Inc. uses a December 31 measurement date for the pension plan. The plan was frozen at the then current benefit levels as of March 31, 2006, at which time the accrual of future benefits for eligible employees ceased.

The following table sets forth the year-end status of the plan including the Mutual Company:

	2009	2008
	(in thousands)
Change in benefit obligation
Benefit obligation at January 1	$188,995	$175,548
Interest cost	11,478	11,312
Net actuarial loss	9,483	9,796
Benefits paid	(7,996)	(7,661)
Benefit obligation at December 31	$201,960	$188,995
Accumulated benefit obligation at December 31	$201,960	$188,995
Change in plan assets
Fair value of plan assets at January 1	$114,472	$165,255
Actual return on plan assets	28,537	(46,531)
Contributions	6,695	3,000
Benefits paid	(7,710)	(7,252)
Fair value of plan assets at December 31	$141,994	$114,472
Funded status at December 31	$(59,966)	$(74,523)
Harleysville Group portion:
Amount recognized in the statement of financial position	$(42,510)	$(54,302)
Amount recognized in accumulated other comprehensive income:
Net actuarial loss	$46,622	$53,838

The net periodic pension cost for the plan, including the Mutual Company, consists of the following components:

	2009	2008	2007
	(dollars in thousands)
Components of net periodic pension cost:
Interest cost	$11,478	$11,312	$10,934
Expected return on plan assets	(11,980)	(12,372)	(11,880)
Recognized net actuarial loss	2,567	362	1,682
Net periodic pension cost (benefit):
Entire plan	$2,065	$(698)	$736
Harleysville Group portion	$1,470	$(164)	$480
Other changes recognized in other comprehensive income - Harleysville Group portion
Net actuarial (gain) loss arising during the period	$(5,389)	$49,632	(8,175)
Recognition of actuarial loss in net periodic benefit cost	(1,827)	(233)	(1,102)
Total recognized in other comprehensive income - Harleysville Group portion	$(7,216)	$49,399	(9,277)
Total recognized in net periodic benefit cost and other comprehensive income	$(5,746)	$49,235	(8,797)
Additional information:
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.20%	6.55%
Weighted-average assumptions used to determine net cost for years ended December 31:
Discount rate	6.20%	6.55%	5.95%
Expected return on plan assets	8.25%	8.25%	8.25%

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost in 2010 are as follows: net actuarial loss $3,009,000.

The discount rate assumption used to determine the benefit obligation was based on high quality bond yields that relate to the estimated timing of benefit payouts of the plan.

Pension Plan Assets

The investment assets of the plan are managed for the benefit and support of plan participants. The Company’s primary objective is to maximize total return over the long term. The target allocations for plan assets are 65% to 75% in equity securities and 25% to 35% in fixed maturity securities, including cash and short-term investments. Investment in equities utilizes a low-cost, index-based approach. Fixed maturity holdings are conservatively invested with emphasis on safety of principal, liquidity and yield. Consideration is also given to the slope of the yield curve and to the relative value of sector relationships. Fixed maturities securities include U.S. Treasury and Agency obligations, corporate bonds and mortgage-backed and asset-backed securities.

Fair value measurements are determined under the three-level hierarchy consistent with the methodologies discussed in Note 3.

At December 31, 2009, the independent pricing service provided a fair value estimate for all of the pension plan investments classified as level 1 investments within the fair value hierarchy and approximately 96% of the pension plan investments classified as level 2 estimates within the fair value hierarchy. The fair value of all level 2 securities is based on observable market inputs.

The following is a summary of the fair value of major categories of plan assets as of December 31, 2009.

		Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Asset Category
Cash and cash equivalents	$7,299	$7,299
Equity securities:
Institutional Total Stock Market Fund (a)	83,526	83,526
FTSE All World Ex U.S. Fund (b)	21,000	21,000
Fixed income securities:
U.S. Treasury securities	9,030	9,030
Obligations of U.S. government corporations and agencies	3,464		$3,464
Corporate bonds (c)	13,103		13,103
Mortgage-backed securities	5,242		5,242
Other investment:
Venture capital fund (d)	103			$103

Total Asset Category	$142,767	$120,855	$21,809	$103

———————

(a)

This category comprised entirely of a low-cost, index-based mutual fund that is designed to track the performance of the MSCI Broad Market Index

(b)

This category is comprised entirely of a low-cost, index-based mutual fund that is designed to track the performance of the FTSE All-World ex-US Index

(c)

This category is comprised of investment grade bonds of US issuers from diverse industries

(d)

This category is comprised of an equity investment in a company that engages in venture capital investment activities with selected businesses that have significant potential for growth and long-term appreciation

As of December 31, 2009, the pension plan also includes net liabilities of $773,000, primarily related to securities in transit at that date.

The following table presents additional information about assets measured at fair value on a recurring basis for which significant unobservable inputs were used to determine fair value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31, 2009
Venture Capital Fund
(in thousands)
Balance at December 31, 2008	$149
Actual return on plan assets:
Relating to assets still held at the reporting date	(46)
Balance at December 31, 2009	$103

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension plan portfolio. This resulted in the selection of the 8.25% long-term rate of return on assets assumption.

Cash Flows

The expected 2010 contribution to the pension plan is $7,695,000, of which $5,477,000 is Harleysville Group’s expected portion.

The following benefit payments are expected to be paid:

	December 31,
	Total Plan	Harleysville Group’s Portion
2010	$8,518,000	$6,062,000
2011	8,865,000	6,309,000
2012	9,283,000	6,607,000
2013	9,813,000	6,984,000
2014	10,437,000	7,428,000
2015-2019	60,459,000	43,029,000

Harleysville Group has profit-sharing plans covering qualified employees. Harleysville Group’s expense under the plans was $2,834,000, $3,868,000 and $4,264,000 for 2009, 2008 and 2007, respectively. The plan requires a Company core contribution, equal to 5% of salary, to be automatically contributed to all eligible employees’ accounts on a biweekly basis regardless of the employees’ salary deferral amounts into the plan. As of January 1, 2010, the core contribution was reduced to 4% of salary. Harleysville Group’s expense for the Company core contribution was $3,957,000, $3,822,000 and $3,738,000 in 2009, 2008 and 2007, respectively.

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

Financial data by segment is as follows:

	2009	2008	2007
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$690,116	$757,196	$689,518
Personal lines	168,384	161,319	143,506
Total premiums earned	858,500	918,515	833,024
Net investment income	106,649	113,555	110,827
Realized investment gains (losses), net	2,293	(59,841)	875
Other	13,178	13,087	17,286
Total revenues	$980,620	$985,316	$962,012
Income before income taxes:
Underwriting gain (loss):
Commercial lines	$1,196	$(10,723)	$16,126
Personal lines	2,610	(2,621)	9,978
SAP underwriting gain (loss)	3,806	(13,344)	26,104
GAAP adjustments	384	8,622	(17)
GAAP underwriting gain (loss)	4,190	(4,722)	26,087
Net investment income	106,649	113,555	110,827
Realized investment gains (losses), net	2,293	(59,841)	875
Other	2,866	1,970	5,206
Income before income taxes	$115,998	$50,962	$142,995

The GAAP adjustment of $8,622,000 for 2008 includes the impact of deferring the ceding commission paid in January 2008 of $11,338,000 related to the change in the intercompany pooling agreement as described in Note 2 of the Notes to Consolidated Financial Statements. The impact on commercial lines was $9,376,000 and the impact on personal lines was $1,962,000.

13 - Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	2009	2008	2007
	(dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$86,296	$42,319	$100,054
Denominator for basic earnings per share – weighted-average shares outstanding	27,956,227	29,220,001	31,131,472
Effect of stock incentive plans	171,075	275,560	384,894
Denominator for diluted earnings per share	28,127,302	29,495,561	31,516,366
Basic earnings per share	$3.09	$1.45	$3.21
Diluted earnings per share	$3.07	$1.43	$3.17

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	2009	2008	2007
	(in thousands)

Number of options	565	—	228

14 - Quarterly Results of Operations (Unaudited)

	2009
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total
Revenues	$246,894	$244,461	$244,292	$244,973	$980,620
Losses and expenses	223,986	217,518	210,583	212,535	864,622
Net income	17,289	20,132	24,724	24,151	86,296
Earnings per common share:
Basic net income	$.61	$.72	$.89	$.87	$3.09
Diluted net income	$.61	$.72	$.88	$.86	$3.07

	2008
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total
Revenues	$261,855	$261,520	$232,512	$229,429	$985,316
Losses and expenses	228,009	250,615	229,613	226,117	934,354
Net income	24,142	9,362	4,188	4,627	42,319
Earnings per common share:
Basic net income	$.80	$.32	$.15	$.16	$1.45
Diluted net income	$.79	$.31	$.14	$.16	$1.43

15 - Contingencies

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harleysville Group Inc.:

We have audited the accompanying consolidated balance sheets of Harleysville Group Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harleysville Group Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harleysville Group Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 5, 2010

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..

None.

Item 9A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Harleysville Group Inc.’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and they have concluded that these controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Harleysville Group Inc. and its subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the control criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that Harleysville Group’s internal control over financial reporting is effective as of December 31, 2009.

The independent registered public accounting firm of KPMG LLP, as auditors of Harleysville Group’s consolidated financial statements, has issued an attestation report on the effectiveness of Harleysville Group’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in Harleysville Group’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, Harleysville Group’s internal control over financial reporting.

/s/ MICHAEL L. BROWNE	/s/ ARTHUR E. CHANDLER
Michael L. Browne	Arthur E. Chandler
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

March 5, 2010

Attestation Report of the Registered Public Accounting Firm  (see next page)

Item 9B.

Other Information.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harleysville Group Inc.:

We have audited Harleysville Group Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harleysville Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Harleysville Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harleysville Group Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 5, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 5, 2010

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 28, 2010, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.

Executive Compensation.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 28, 2010, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 28, 2010, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 28, 2010, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.

Principal Accounting Fees and Services.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 28, 2010, which shall be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

(1)

The following consolidated financial statements are filed as a part of this report:

Consolidated Financial Statements

Page

Consolidated Balance Sheets as of

December 31, 2009 and 2008

52

Consolidated Statements of Income for

Each of the Years in the Three-year

Period Ended December 31, 2009

53

Consolidated Statements of Shareholders’

Equity for Each of the Years in the Three-

year Period Ended December 31, 2009

54

Consolidated Statements of Cash Flows

for Each of the Years in the Three-year

Period Ended December 31, 2009

56

Notes to Consolidated Financial Statements

57

Report of Independent Registered Public Accounting Firm

85

(2)

The following consolidated financial statement schedules for the years 2009, 2008 and 2007 are submitted herewith:

Financial Statement Schedules

Schedule I.

Summary of Investments - Other

Than Investments in Related

Parties

95

Schedule II.

Condensed Financial Information

of Parent Company

96

Schedule III.

Supplementary Insurance

Information

99

Schedule IV.

Reinsurance

100

Schedule VI.

Supplemental Insurance Information

Concerning Property and Casualty

Subsidiaries

101

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

(10)(E)+

Harleysville Group Inc. Senior Executive Incentive Compensation Plan Effective January 1, 2009 - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 1, 2009.

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

(10)(I)(8)

Tenth Amendment, effective January 1, 2008, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Harleysville Preferred Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Harleysville Worcester Insurance Company, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Pennland Insurance Company, Harleysville Lake States Insurance Company and Harleysville Insurance Company - incorporated herein by reference to Exhibit (10)(I)(8) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

  Exhibit

     No.

Description of Exhibits

(10)(I)(9)*

Eleventh Amendment, effective January 1, 2010, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Harleysville Preferred Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Harleysville Worcester Insurance Company, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Pennland Insurance Company, Harleysville Lake States Insurance Company and Harleysville Insurance Company.

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

(10)(J)(2)*

Third Amendment to Lease Agreement, effective January 1, 2010, between Harleysville Ltd. and Harleysville Mutual Insurance Company.

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

(10)(M)(1)*!

Amendment, effective January 1, 2010, to the Management Agreement between Harleysville Group Inc. and Harleysville Mutual Insurance Company.

(10)(N)

Form of Amended Consolidated and Restated Compensation Allocation Agreement between Harleysville Group Inc. and Harleysville Mutual Insurance Company, Harleysville Life Insurance Company, Harleysville Worcester Insurance Company, Harleysville Insurance Company of New York, Harleysville Preferred Insurance Company, Harleysville Pennland Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Harleysville Insurance Company of Ohio, Harleysville Insurance Company, Harleysville Lake States Insurance Company, Mainland Insurance Company, Harleysville Services, Inc., Harleysville Ltd., and Insurance Management Resources L.P., effective February 19, 2009 - incorporated herein by reference to Exhibit (10)(N) to the Registrant’s Annual Statement on Form 10-K for the year ended December 31, 2008.

(10)(O)

Equipment and Supplies Allocation Agreement dated January 1, 1993 between Harleysville Mutual Insurance Company and Harleysville Group Inc. - incorporated herein by reference to Exhibit (10)(V) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

(10)(P)+

Form of Change in Control Employment Agreements effective January 1, 2008 - incorporated herein by reference to Exhibit (10)(P) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

  Exhibit

     No.

Description of Exhibits

(10)(P)(1)+*

List of Executive Officers who have executed a Change in Control Agreement with the Company substantially similar to the form described in Exhibit (10)(P) - incorporated herein by reference to Exhibit (10)(P)(1) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

(10)(W)+*

Non-Employee Director Compensation.

(10)(X)+*

Form of Non-Qualified Stock Option Award Agreement.

(10)(Y)+

Form of Restricted Stock Award Agreement - incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(10)(Z)+

Form of Restricted Stock Award Agreement for Reporting Persons - incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(10)(AA)+*

Form of Restricted Stock Units Award Agreement for CEO - time-based.

(10)(AB)+*

Form of Restricted Stock Units Award Agreement for CEO - TSR-based.

(10)(AC)+*

Form of Restricted Stock Units Award Agreement - time based.

(10)(AD)+*

Form of Restricted Stock Units Award Agreement - performance based.

(10)(AE)+

Amended and Restated Employee Stock Purchase Plan - incorporated by reference to Exhibit 4.1 to the Registrant’s Periodic Report on Form 10-Q for the period ended June 30, 2008.

(21)*

Subsidiaries of Registrant.

(23)*

Report and Consent of Independent Registered Public Accounting Firm

  Exhibit

     No.

Description of Exhibits

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

(32.1)*

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)*

Form 11-K Annual Report for the Harleysville Group Inc. Amended and Restated Employee Stock Purchase Plan for the year ended December 31, 2009.

———————

+

A management contract, compensatory plan or arrangement required to be separately identified.

*

Filed herewith.

!

Confidential treatment has been requested for certain provisions of this agreement pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on March 5, 2010. Such provisions have been filed separately with the Commission.

HARLEYSVILLE GROUP

SCHEDULE I - SUMMARY OF INVESTMENTS -

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2009

(in thousands)

Type of Investment	Cost	Value	Amount at Which Shown in the Balance Sheet
Fixed maturities:
U.S. Treasury securities	$109,195	$110,228	$110,228

Obligations of U.S. government corporations and agencies	24,754	25,916	25,908
Obligations of states and political subdivisions	1,150,398	1,198,888	1,193,888
Mortgage-backed securities	380,753	403,433	403,433
All other corporate bonds	576,177	605,552	601,006
Total fixed maturities	2,241,277	2,344,017	2,334,463
Equity securities:
Common stocks:
Banks, trust and insurance companies	6	6	6
Industrial, miscellaneous and all other	137,144	186,389	186,389
Total equities	137,150	186,395	186,395
Short-term investments	116,476		116,476
Other invested assets	2,480		2,480
Total investments	$2,497,383		$2,639,814

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Short-term investments	$29,095	$54,563
Fixed maturities:
Available for sale, at fair value (cost $15 and $15)	15	15
Investments in common stock of subsidiaries (equity method)	822,846	708,626
Accrued investment income	1	21
Dividends receivable from subsidiaries	29,522
Due from affiliate	6,064
Federal income taxes recoverable		15,069
Other assets	16,515	12,385
Total assets	$904,058	$790,679
LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$118,500	$118,500
Accounts payable and accrued expenses	10,409	9,391
Due to affiliate		10,154
Federal income tax payable	2,521
Total liabilities	131,430	138,045
Shareholders’ equity:
Preferred stock, $1 par value; authorized 1,000,000 shares, none issued
Common stock, $1 par value; authorized 80,000,000 shares; issued 2009, 34,583,182 and 2008, 34,254,581 shares; outstanding 2009, 27,615,120 and 2008, 28,156,672 shares	34,583	34,254
Additional paid-in capital	245,636	231,715
Accumulated other comprehensive income	62,276	(17,390)
Retained earnings	640,593	589,146
Treasury stock, at cost, 6,968,062 and 6,097,909 shares	(210,460)	(185,091)
Total shareholders’ equity	772,628	652,634
Total liabilities and shareholders’ equity	$904,058	$790,679

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Revenues	$5,372	$6,282	$7,268
Expenses:
Interest	6,217	6,572	7,085
Expenses other than interest	2,318	2,557	3,138
	(3,163)	(2,847)	(2,955)
Income tax benefit	(1,073)	(981)	(1,037)
Loss before equity in income of subsidiaries	(2,090)	(1,866)	(1,918)
Equity in income of subsidiaries	88,386	44,185	101,972
Net income	$86,296	$42,319	$100,054

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$86,296	$42,319	$100,054
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in income of subsidiaries	(88,386)	(44,185)	(101,972)
Decrease in accrued investment income	20	6	72
Increase (decrease) in accrued income taxes	17,583	(16,579)	1,167
Other, net	(16,274)	22,313	(1,662)
Net cash provided (used) by operating activities	(761)	3,874	(2,341)
Cash flows from investing activities:
Purchases of fixed maturity investments		(15)
Maturities of fixed maturity investments		15
Net sales (purchases) of short-term investments	25,468	(50,582)	17,983
Net cash provided (used) by investing activities	25,468	(50,582)	17,983
Cash flows from financing activities:
Issuance of common stock	7,382	9,649	9,427
Purchase of treasury stock	(25,290)	(97,318)	(63,286)
Dividends from subsidiaries	27,479	163,141	63,036
Dividends paid	(34,849)	(31,878)	(27,316)
Excess tax benefits from share-based payment arrangements	571	3,114	2,497
Net cash provided (used) by financing activities	(24,707)	46,708	(15,642)
Change in cash
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Deferred Policy Acquisition Costs	Liability For Unpaid Losses and Loss Settlement Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Losses And Loss Settlement Expenses	Amortization Of Deferred Policy Acquisition Costs	Other Underwriting Expense	Premiums Written

Year ended
December 31, 2009
Commercial lines		$1,442,458	$340,863	$690,116		$441,852			$674,275
Personal lines		116,706	95,333	168,384		109,921			177,342
GAAP adjustments(1)		223,128	48,314			718
Total	$111,649	$1,782,292	$484,510	$858,500		$552,491	$216,470	$85,349	$851,617
Net investment income					$106,649

Year ended
December 31, 2008
Commercial lines		$1,437,215	$356,704	$757,196		$500,440			$778,859
Personal lines		121,034	86,375	161,319		110,091			171,271
GAAP adjustments(1)		209,352	41,481			237
Total	$110,339	$1,767,601	$484,560	$918,515		$610,768	$227,287	$85,182	$950,130
Net investment income					$113,555

Year ended
December 31, 2007
Commercial lines		$1,270,788	$335,041	$689,518		$436,633			$693,168
Personal lines		111,024	76,424	143,506		86,102			144,825
GAAP adjustments(1)		164,878	38,721			295
Total	$101,954	$1,546,690	$450,186	$833,024		$523,030	$207,684	$76,223	$837,993
Net investment income					$110,827

———————

(1)

GAAP adjustments are not determined separately for commercial and personal lines.

See Note 12 of the Notes to Consolidated Financial Statements.

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE IV - REINSURANCE

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Gross Amount	Ceded to		Assumed From		Net Amount	Percentage of Amount Assumed to Net
		Outside Companies	Affiliated Companies(1)	Outside Companies	Affiliated Companies(1)
Property and casualty premiums for year ended December 31,
2009	$830,350	$109,743	$730,699	$10,092	$858,500	$858,500	101.2%

2008	$853,439	$104,165	$761,751	$12,477	$918,515	$918,515	101.4%

2007	$828,442	$ 90,888	$753,806	$16,252	$833,024	$833,024	102.0%

———————

(1)

These columns include the effect of the intercompany pooling.

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING

PROPERTY AND CASUALTY SUBSIDIARIES

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Liability For Unpaid Losses and Loss Settlement Expenses	Discount, If Any, Deducted From Reserves(1)	Losses and Loss Settlement Expenses (Benefits) Incurred Related To		Paid Losses And Loss Settlement Expenses
			Current Year	Prior Years

Year ended:

December 31, 2009	$1,782,292	$6,993	$588,575	$(36,084)	$551,576

December 31, 2008	$1,767,601	$6,823	$642,576	$(31,808)	$587,866

December 31, 2007	$1,546,690	$7,173	$545,077	$(22,047)	$471,067

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

Harleysville Group Inc.

Date: March 5, 2010	By:	/s/ MICHAEL L. BROWNE
Michael L. Browne President, Chief Executive Officer and a Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. BROWNE	President, Chief Executive Officer and a Director (principal executive officer)	March 5, 2010
Michael L. Browne

/s/ ARTHUR E. CHANDLER	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 5, 2010
Arthur E. Chandler

/s/ WILLIAM W. SCRANTON	Chairman of the Board and a Director	March 5, 2010
William W. Scranton
/s/ BARBARA A. AUSTELL	Director	March 5, 2010
Barbara A. Austell
/s/ W. THACHER BROWN	Director	March 5, 2010
W. Thacher Brown
/s/ G. LAWRENCE BUHL	Director	March 5, 2010
G. Lawrence Buhl
/s/ MIRIAN M. GRADDICK-WEIR	Director	March 5, 2010
Mirian M. Graddick-Weir
/s/ WILLIAM GRAY	Director	March 5, 2010
William Gray
/s/ JERRY S. ROSENBLOOM	Director	March 5, 2010
Jerry S. Rosenbloom
/s/ WILLIAM E. STORTS	Director	March 5, 2010
William E. Storts

Exhibit Index

Exhibit No.	Description of Exhibits

(10)(I)(9)

Eleventh Amendment, effective January 1, 2010, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Harleysville Preferred Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Harleysville Worcester Insurance Company, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Pennland Insurance Company, Harleysville Lake States Insurance Company and Harleysville Insurance Company.

(10)(J)(2)	Third Amendment to Lease Agreement, effective January 1, 2010, between Harleysville Ltd. and Harleysville Mutual Insurance Company.

(10)(M)(1)!	Amendment, effective January 1, 2010, to the Management Agreement between Harleysville Group Inc. and Harleysville Mutual Insurance Company.

(10)(P)(1)	List of Executive Officers who have executed a Change in Control Agreement with the Company substantially similar to the form described in Exhibit (10)(P).

(10)(W)	Non-Employee Director Compensation.

(10)(X)	Form of Non-Qualified Stock Option Award Agreement.

(10)(AA)	Form of Restricted Stock Units Award Agreement for CEO - time-based.

(10)(AB)	Form of Restricted Stock Units Award Agreement for CEO - TSR-based.

(10)(AC)	Form of Restricted Stock Units Award Agreement - time based.

(10)(AD)	Form of Restricted Stock Units Award Agreement - performance based.

(21)	Subsidiaries of Registrant.

(23)	Report and Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Form 11-K Annual Report for the Harleysville Group Inc. Amended and Restated Employee Stock Purchase Plan for the year ended December 31, 2009.

———————

!

Confidential treatment has been requested for certain provisions of this agreement pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on March 5, 2010. Such provisions have been filed separately with the Commission.