Form 10-Q
period 2010-03-31
HARLEYSVILLE GROUP INC
filed 2010-05-07
CIK 792013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————
FORM 10-Q
——————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒.

At May 4, 2010,  27,550,253  shares of common stock of Harleysville Group Inc. were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 1.  Financial Statements

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $211,899 and $213,838)	$202,313	$204,284
Available for sale, at fair value (amortized cost $2,117,263 and $2,036,993)	2,215,263	2,130,179
Equity securities, at fair value (cost $137,781 and $137,150)	195,946	186,395
Short-term investments, at cost, which approximates fair value	62,440	116,476
Other invested assets, at cost, which approximates fair value	2,300	2,480
Total investments	2,678,262	2,639,814
Cash	126	126
Receivables:
Premiums	142,244	141,486
Reinsurance	219,889	226,781
Accrued investment income	25,733	26,058
Total receivables	387,866	394,325
Deferred policy acquisition costs	113,673	111,649
Prepaid reinsurance premiums	46,261	48,314
Property and equipment, net	13,448	13,579
Deferred income taxes	17,883	21,429
Other assets	45,631	72,750
Total assets	$3,303,150	$3,301,986
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $259,664 and $257,562)	$1,799,907	$1,782,292
Unearned premiums (affiliate $42,680 and $44,275)	490,204	484,510
Accounts payable and accrued expenses	111,857	130,780
Due to affiliate	2,954	13,276
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Total liabilities	2,523,422	2,529,358
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 34,815,213 and 34,583,182 shares; outstanding 27,559,223 and 27,615,120 shares	34,815	34,583
Additional paid-in capital	253,185	245,636
Accumulated other comprehensive income	71,687	62,276
Retained earnings	639,613	640,593
Treasury stock, at cost, 7,255,990 and 6,968,062 shares	(219,572)	(210,460)
Total shareholders’ equity	779,728	772,628
Total liabilities and shareholders’ equity	$3,303,150	$3,301,986

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the three months ended March 31, 2010 and 2009
(dollars in thousands, except per share data)

	2010	2009
Revenues:
Premiums earned from affiliate (ceded to affiliate, $186,454 and $181,654)	$209,083	$218,023
Investment income, net of investment expense	25,883	26,389
Realized investment gains (losses), net:
Total other-than-temporary impairment losses	—	(943)
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	334	—
Total realized investment gains (losses), net	334	(943)
Other income (affiliate $1,711 and $1,806)	3,657	3,425
Total revenues	238,957	246,894
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $128,304 and $120,368)	152,036	146,729
Amortization of deferred policy acquisition costs	53,034	54,097
Other underwriting expenses	21,484	20,726
Interest expense (affiliate $32 and $140)	1,514	1,622
Other expenses	954	812
Total expenses	229,022	223,986
Income before income taxes	9,935	22,908
Income taxes	1,885	5,619
Net income	$8,050	$17,289
Per common share:
Basic net income	$.29	$.61
Diluted net income	$.29	$.61

Cash dividend	$.325	$.30

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the three months ended March 31, 2010
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2009	34,583,182	$34,583	$245,636	$62,276	$640,593	$(210,460)	$772,628
Net income					8,050		8,050
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				8,926			8,926
Defined benefit pension plans:
Recognized net actuarial loss				485			485
Other comprehensive income							9,411
Comprehensive income							17,461
Issuance of common stock:
Incentive plans	223,963	224	5,379				5,603
Dividend reinvestment plan	8,068	8	262				270
Tax benefit from stock compensation			485				485
Stock compensation			1,423				1,423
Purchase of treasury stock, 287,928 shares						(9,112)	(9,112)
Cash dividend paid					(9,030)		(9,030)
Balance at March 31, 2010	34,815,213	$34,815	$253,185	$71,687	$639,613	$(219,572)	$779,728

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the three months ended March 31, 2010 and 2009
(in thousands)

	2010	2009

Cash flows from operating activities:
Net income	$8,050	$17,289
Adjustments to reconcile net income to net cash provided by operating activities:
Change in receivables, unearned premiums and prepaid reinsurance balances	14,206	5,649
Change in affiliate balance	(10,322)	(15,020)
Increase in unpaid losses and loss settlement expenses	17,615	9,292
Deferred income taxes	(1,522)	(588)
Increase in deferred policy acquisition costs	(2,024)	(605)
Amortization and depreciation	2,268	1,618
Realized investment (gains) losses, net	(334)	943
Other, net	(13,157)	(6,900)
Net cash provided by operating activities	14,780	11,678
Cash flows from investing activities:
Fixed maturity investments:
Purchases	(164,723)	(123,312)
Sales or maturities	108,209	64,188
Equity securities:
Purchases	(631)	(38,158)
Other invested assets:
Maturities	180	86
Net sales of short-term investments	54,036	96,024
Purchase of property and equipment, net	(67)	(844)
Net cash used by investing activities	(2,996)	(2,016)
Cash flows from financing activities:
Issuance of common stock	5,873	3,354
Purchase of treasury stock	(9,112)	(4,834)
Dividends paid (to affiliate, $4,721 and $4,357)	(9,030)	(8,476)
Excess tax benefits from share-based payment arrangements	485	294
Net cash used by financing activities	(11,784)	(9,662)
Change in cash	-	-
Cash at beginning of period	126	146
Cash at end of period	$126	$146

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

These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC).

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

Harleysville Group Inc. has the following share-based compensation plans:

-
The Amended and Restated Equity Incentive Plan (EIP) provides for awards to key employees in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or any combination of the above.

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

The compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $1,423,000 and $1,376,000 for the three months ended March 31, 2010 and 2009, respectively, with a corresponding income tax benefit of $470,000 and $450,000, respectively.

During the first quarter of 2010, 511,790 stock options were granted at a Black Scholes value of $6.84 per option.  These options vest 33 1/3% per year over a three year period.  Restricted stock unit grants of 99,060 units were also made during the first quarter of 2010 and 39,485 of these units include performance conditions.  The weighted average fair value of the restricted stock unit grants was $33.94 per share.  These awards vest over three years.

During the first quarter of 2009, 533,790 stock options were granted at a Black Scholes value of $5.67 per option.  These options vest 33 1/3% per year over a three year period.  Restricted stock grants of 77,917 shares and restricted stock unit grants of 27,270 units were also made during the first quarter of 2009.  The weighted average fair value of the restricted stock grants was $29.19 per share.  The weighted average fair value of the grant of restricted stock units was $34.21 per unit.  These awards vest over three years.  All of the restricted stock units awarded and 15,065 of the restricted stock shares awarded include performance conditions.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of March 31, 2010, the Company’s total unrecognized compensation cost related to nonvested share-based compensation arrangements and the weighted average period over which the compensation cost is expected to be recognized is as follows:

		Weighted Average
	Unrecognized Compensation Cost	Period of Recognition
	(in thousands)	(in years)

Equity incentive plan awards	$10,173	2.2
Employee stock purchase plan	$81	0.3

3  -  Investments

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

For investments that have quoted market prices in active markets, the Company uses the quoted market price as fair value and includes these investments in Level 1 of the fair value hierarchy.  The Company classifies U.S. Treasury securities and publicly traded equity mutual funds as Level 1.  When quoted market prices in active markets are not available, the Company relies on a pricing service to estimate fair value.  The Company classifies its fixed maturity securities other than U.S. Treasury securities and private placements as Level 2. Private placement fixed maturity securities, non-publicly traded equity securities and investments in receivership are classified as Level 3. The fair value of the investments in receivership is based on cash flow analysis and other valuation techniques.

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

When the independent pricing service provides a fair value estimate, the Company uses that estimate. At March 31, 2010, the independent pricing service provided a fair value estimate for all of the investments classified as level 1 investments within the fair value hierarchy and approximately 99% of the investments classified as level 2 estimates within the fair value hierarchy. The fair value of all level 2 securities is based on observable market inputs.

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

The following is a summary of the fair value measurements of applicable Company assets by level within the fair value hierarchy as of March 31, 2010 and December 31, 2009.  These assets are measured at fair value on a recurring basis.  There were no transfers to or from Levels 1 and 2 of the fair value hierarchy in the first quarter of 2010.  The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

	Fair Value Measurements at Reporting Date Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fixed maturities available for sale:
U.S. Treasury securities	$120,264	$120,264
Obligations of U.S. government corporations and agencies	21,836		$21,836
Obligations of states and political subdivisions	1,207,279		1,207,279
Corporate securities	464,419		464,319	$100
Mortgage-backed securities	401,465		401,465
Total available for sale	2,215,263	120,264	2,094,899	100
Equity securities:
Global fund	40,819	40,819
Total stock market index fund	155,121	155,121
Other	6			6
Total equity securities	195,946	195,940		6
Total	$2,411,209	$316,204	$2,094,899	$106

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fixed maturities available for sale:
U.S. Treasury securities	$110,228	$110,228
Obligations of U.S. government corporations and agencies	25,449		$25,449
Obligations of states and political subdivisions	1,074,458		1,074,458
Corporate securities	516,611		516,511	$100
Mortgage-backed securities	403,433		403,433
Total available for sale	2,130,179	110,228	2,019,851	100
Equity securities:
Global fund	40,093	40,093
Total stock market index fund	146,296	146,296
Other	6			6
Total equity securities	186,395	186,389		6
Total	$2,316,574	$296,617	$2,019,851	$106

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the three months ended March 31, 2010
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at January 1, 2010	$100	$6	$106
Balance at March 31, 2010	$100	$6	$106

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the three months ended March 31, 2009
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at January 1, 2009	$3,116	$6	$3,122
Total losses (realized/unrealized)
Included in earnings	(101)		(101)
Settlements	(165)		(165)
Balance at March 31, 2009	$2,850	$6	$2,856

The amount of total losses for the period included in earnings (realized investment losses, net) attributable to the change in unrealized losses relating to assets still held at March 31, 2009			$(101)

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

The amortized cost and estimated fair value of investments in fixed maturity and equity securities are as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$458	$7		$465
Obligations of states and political subdivisions	117,537	4,543		122,080
Corporate securities	84,318	5,036		89,354
Total held to maturity	202,313	9,586		211,899
Available for sale:
U.S. Treasury securities	118,807	1,586	$(129)	120,264
Obligations of U.S. government corporations and agencies	20,791	1,121	(76)	21,836
Obligations of states and political subdivisions	1,167,261	42,959	(2,941)	1,207,279
Corporate securities	435,362	29,275	(218)	464,419
Mortgage-backed securities	375,042	26,474	(51)	401,465
Total available for sale	2,117,263	101,415	(3,415)	2,215,263
Total fixed maturities	$2,319,576	$111,001	$(3,415)	$2,427,162
Total equity securities	$137,781	$58,167	$(2)	$195,946

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity:
Due through December 31, 2011	$53,763	$55,005
Due 2012 through 2015	130,162	137,638
Due 2016 through 2020	8,040	8,348
Due after 2020	10,348	10,908
	202,313	211,899
Available for sale:
Due through December 31, 2011	226,191	233,191
Due 2012 through 2015	474,680	500,672
Due 2016 through 2020	623,956	649,971
Due after 2020	417,394	429,964
	1,742,221	1,813,798
Mortgage-backed securities	375,042	401,465
	2,117,263	2,215,263
Total fixed maturities	$2,319,576	$2,427,162

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Realized gross gains (losses) from investments were as follows:

	For the three months ended March 31,
	2010	2009
	(in thousands)
Fixed maturity securities:
Available for sale:
Gross gains	$334
Other than temporary impairment losses		$(644)
Other invested assets:
Other than temporary impairment losses		(299)
Net realized investment gains (losses)	$334	$(943)

Harleysville Group held securities with unrealized losses at March 31, 2010 and December 31, 2009 as follows:

	March 31, 2010
	Fair Value	Unrealized Loss	Length of Unrealized Loss
			Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities:
U.S. Treasury securities	$34,537	$129	$129
Obligations of U.S. government corporations and agencies	1,414	76	76
Obligations of states and political subdivisions	232,199	2,941	2,941
Corporate securities	17,250	218	52	$166
Mortgage-backed securities	2,934	51	51
Total fixed maturities	288,334	3,415	3,249	166

Equity mutual funds	629	2	2
Total temporarily impaired securities	$288,963	$3,417	$3,251	$166

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2009
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

All of the fixed maturity securities with an unrealized loss at March 31, 2010 are classified as available for sale and are carried at fair value on the balance sheet.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to changes in interest rates, especially tax-exempt rates, rather than a decline in credit quality. There are $8,800,000 in fixed maturity securities, at fair value, that at March 31, 2010, have been below amortized cost for over twelve months.  The $166,000 of unrealized losses on such securities relates to securities which carry an investment grade debt rating where the unrealized loss was primarily due to a widening of credit spreads, primarily on securities of financial institutions.  Per the Company’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and the Company intends to sell, or more likely than not will be required to sell, the security before recovery of its value.  The Company believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and worsening economic conditions, these investments may be written down in the income statement in the future.

There were no impairment charges in the three months ended March 31, 2010.  There were impairment charges of $943,000 in the three months ended March 31, 2009.  The 2009 impairment charge consisted of $644,000 on fixed income securities and $299,000 on other invested assets.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4  -  Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the three months ended March 31,
	2010	2009
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$8,050	$17,289
Denominator for basic earnings per share--weighted average shares outstanding	27,709,496	28,292,198
Effect of stock incentive plans	206,983	170,688
Denominator for diluted earnings per share	27,916,479	28,462,886
Basic earnings per share	$.29	$.61
Diluted earnings per share	$.29	$.61

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	For the three months ended March 31,
	2010	2009
	(in thousands)
Number of options	777	579

5  -  Reinsurance

Premiums earned are net of amounts ceded of $30,009,000 and $25,689,000 for the three months ended March 31, 2010 and 2009, respectively.  Losses and loss settlement expenses are net of amounts ceded of $11,470,000 and $11,966,000 for the three months ended March 31, 2010 and 2009, respectively.  Such amounts ceded do not include the reinsurance transactions with the Mutual Company under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers.

Pursuant to the terms of the reinsurance pooling agreement with the Mutual Company, each of the insurance subsidiaries of Harleysville Group Inc. and Harleysville Pennland Insurance Company (Pennland), a subsidiary of the Mutual Company, cede premiums, losses and underwriting expenses on all of their respective business to the Mutual Company which, in turn, retrocedes to such subsidiaries and Pennland a specified portion of premiums, losses and underwriting expenses of the Mutual Company and such subsidiaries and Pennland.  Because this agreement does not relieve Harleysville Group Inc.’s insurance subsidiaries of primary liability as originating insurers, there is a concentration of credit risk arising from business ceded to the Mutual Company.  However, the reinsurance pooling agreement provides for the right of offset.  The Mutual Company has an A. M. Best rating of “A” (Excellent).  Effective January 1, 2010, the pooling agreement was amended to exclude reinsurance premiums, losses, loss settlement expenses and underwriting expenses voluntarily assumed by the Mutual Company.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6  -  Cash Flows

There were no cash tax payments in the first quarter of 2010 or 2009.  Cash interest payments of $2,908,000 and $3,015,000 were made in the first quarter of 2010 and 2009, respectively.

7  -  Segment Information

The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

Financial data by segment is as follows:
	For the three months ended March 31,
	2010	2009
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$164,633	$177,678
Personal lines	44,450	40,345
Total premiums earned	209,083	218,023
Net investment income	25,883	26,389
Realized investment gains (losses)	334	(943)
Other	3,657	3,425
Total revenues	$238,957	$246,894
Income before income taxes:
Underwriting income (loss):
Commercial lines	$(10,651)	$(4,876)
Personal lines	(8,365)	1,055
SAP underwriting loss	(19,016)	(3,821)
GAAP adjustments	1,545	292
GAAP underwriting loss	(17,471)	(3,529)
Net investment income	25,883	26,389
Realized investment gains (losses)	334	(943)
Other	1,189	991
Income before income taxes	$9,935	$22,908

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8  -  Comprehensive Income

Comprehensive income for the three months ended March 31, 2010 and 2009 consisted of the following:

	For the three months ended March 31,
	2010	2009
	(in thousands)
Net income	$8,050	$17,289
Other comprehensive income:
Unrealized gains on securities:
Unrealized investment holding gains arising during period, net of taxes of $4,923 and $4,905	9,143	9,110
Less:
Reclassification adjustment for (gains) losses included in net income, net of taxes of $(117) and $330	(217)	613
Net unrealized investment gains	8,926	9,723
Defined benefit pension plans:
Recognized net actuarial loss, net of taxes of $261 and $159	485	296
Other comprehensive income	9,411	10,019
Comprehensive income	$17,461	$27,308

Accumulated other comprehensive income (loss) at March 31, 2010 and December 31, 2009 consisted of the following amounts (which are net of tax):
	March 31, 2010	December 31, 2009
	(in thousands)
Unrealized investment gains	$101,507	$92,581
Defined benefit pension plan - net actuarial loss	(29,820)	(30,305)
Accumulated other comprehensive income	$71,687	$62,276

9  -  Pension

Harleysville Group Inc. has a frozen pension plan that covers employees hired before January 1, 2006.  The net periodic pension cost for the plan, including the Mutual Company, consists of the following components:

	For the three months ended March 31,
	2010	2009
	(in thousands)
Components of net periodic pension cost:
Interest cost	$2,966	$2,871
Expected return on plan assets	(3,012)	(2,980)
Recognized net actuarial loss	1,057	639
Net periodic pension cost:
Entire plan	$1,011	$530
Harleysville Group portion	$713	$377

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Harleysville Group’s expected portion of the 2010 contribution to the pension plan is $6,720,000. Contributions of $1,682,000 were made in the quarter ended March 31, 2010.

10  –  Borrowings

Debt is as follows:
	March 31, 2010	December 31, 2009
	(in thousands)

Notes, 5.75%, due 2013	$100,000	$100,000
Demand term-loan payable to the Mutual Company, LIBOR plus 0.45%, due 2012	18,500	18,500
Total debt	$118,500	$118,500

The fair value of the notes was $100,622,000 and $99,975,000 at March 31, 2010 and December 31, 2009, respectively, based on quoted market prices for the same or similar debt. The carrying value of the remaining debt approximates fair value.

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

12  –  Income Taxes

As of March 31, 2010, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Federal tax years 2006 through 2009 were open for examination as of March 31, 2010.

13  –  New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance which replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance, which is effective for financial statements issued for fiscal years beginning after November 15, 2009, also requires additional disclosures about an enterprise’s involvement in variable interest entities. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures.”  ASU 2010-06 applies to all entities that are required to make disclosures about recurring or non-recurring fair value measurements.  ASU 2010-06 provides guidance on additional disclosures on any significant transfers in and out of Level 1 and Level 2 and a description of the transfer.  ASU 2010-06 also requires separate disclosures of the activity in the Level 3 category related to any purchases, sales, issuances and settlements on a gross basis.  The effective date of the new disclosures relating to the existing disclosures regarding Level 1 and Level 2 categories is for interim and annual periods beginning after December 15, 2009.  The effective date of the disclosures regarding purchases, sales, issuances and settlements to the Level 3 category is for interim and annual periods beginning after December 15, 2010.  The portion of ASU 2010-06 that has been adopted did not have a material impact on the Company’s results of operations or financial position as it focuses on additional disclosures.  The portion of ASU 2010-06 that has not yet been adopted is not expected to have a material impact on the Company’s results of operations or financial position.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Certain of the statements contained herein (other than statements of historical facts) are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, legislative and regulatory developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect on Harleysville Group. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on Harleysville Group will be those anticipated by management. Actual financial results, including premium levels and underwriting results, could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves; the insurance product pricing environment; changes in applicable law; government regulation and changes therein that may impede the ability to charge adequate rates; performance of and instability in the financial markets; investment losses; fluctuations in interest rates; significant catastrophe events in the geographic regions where we do business; decreased demand for property and casualty insurance; availability and price of reinsurance; the A.M. Best group rating of Harleysville Group; and the status of labor markets in which the Company operates.

Overview

The Company’s net income is primarily determined by three elements:

•	net premium income

•	investment income and realized investment gains (losses)

•	amounts paid or reserved to settle insured claims

Variations in premium income are subject to a number of factors, including:

•	limitations on premium rates arising from the competitive market place or regulation

•	limitations on available business arising from a need to maintain the quality of underwritten risks

•	the Company’s ability to maintain its A (“excellent”) group rating by A.M. Best

•	the ability of the Company to maintain a reputation for efficiency and fairness in claims administration

Variations in investment income and realized investment gains (losses) are subject to a number of factors, including:

•	general interest rate levels and financial market conditions

•	specific adverse events affecting the issuers of debt obligations held by the Company

•	changes in the prices of debt and equity securities generally and those held by the Company specifically

Loss and loss settlement expenses are affected by a number of factors, including:

•	the quality of the risks underwritten by the Company

•	the nature and severity of catastrophic losses

•	the availability, cost and terms of reinsurance

•	underlying settlement costs, including medical and legal costs

The Company seeks to manage each of the foregoing to the extent within its control.  Many of the foregoing factors are partially, or entirely, outside of the control of the Company.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require Harleysville Group to make estimates and assumptions (see Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC).  Harleysville Group believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation.  The judgments, or the methodology on which the judgments are made, are reviewed quarterly with the Audit Committee.

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

Investments.  Generally, unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income and, accordingly, have no effect on net income.  However, if the fair value of an investment in equity securities declines below its cost and that decline is deemed other than temporary, the amount of the decline below cost is currently charged to earnings.  Per the Company’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and the Company intends to sell, or more likely than not will be required to sell, the security before recovery of its value.  If the Company does not intend to sell, or more likely than not will not be required to sell, a fixed maturity security whose fair value has declined below its cost, the amount of the decline below cost due to credit-related reasons is charged to earnings and the remaining difference is included in comprehensive income.  Harleysville Group monitors its investment portfolio and at least quarterly reviews investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary.  Such evaluations consider, among other things, the magnitude and reasons for a decline, the prospects for the fair value to recover in the near term and Harleysville Group’s intent to retain the investment for a period of time sufficient to allow for a recovery in value.  Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future.

The severe downturn in the public debt and equity markets in recent years, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, has resulted in significant realized and unrealized losses in our investment portfolio in the past.  Depending on market conditions going forward, we could incur additional realized and unrealized losses in future periods.

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

The application of certain of these critical accounting policies to the periods ended March 31, 2010 and 2009 is discussed in greater detail below.

Results of Operations

The Company’s property and casualty subsidiaries participate in a pooling agreement with the Mutual Company and its property and casualty insurance subsidiary, Harleysville Pennland Insurance Company (Pennland), whereby such subsidiaries and Pennland cede to the Mutual Company all of their insurance business and assume from the Mutual Company an amount equal to their participation in the pooling agreement.  All losses and loss settlement expenses and other underwriting expenses are prorated among the parties on the basis of participation in the pooling agreement.  The pooling agreement provides for the allocation of premiums, losses and loss settlement expenses and underwriting expenses between Harleysville Group and the Mutual Company.  Harleysville Group is not liable for any losses incurred by its subsidiaries, Harleysville Preferred Insurance Company and Harleysville Insurance Company of New Jersey, and the Mutual Company prior to January 1, 1986, the date the pooling agreement became effective.  Harleysville Group’s participation in the pool has been 80% since January 1, 2008.  Effective January 1, 2010, the pooling agreement was amended to exclude reinsurance premiums, losses, loss settlement expenses and underwriting expenses voluntarily assumed by the Mutual Company.

Effective January 1, 2010, the management agreement under which the Company provides certain management services to the Mutual Company was amended to include voluntary assumed reinsurance business written by the Mutual Company.

Premiums earned decreased $8.9 million, or 4.1%, during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily due to a decrease of $13.0 million in premiums earned for commercial lines, partially offset by an increase of $4.1 million in premiums earned for personal lines.  The decrease in premiums earned for commercial lines was 7.3%, primarily due to lower average premiums and lower exposures and a decline in assumed earned premiums from involuntary markets.  The increase in premiums earned for personal lines was 10.2%, primarily due to an increase in new business writings and higher average premiums.

Investment income decreased $0.5 million for the three months ended March 31, 2010 primarily due to a lower investment yield on fixed income securities and short-term investments and a greater percentage of fixed income securities invested in tax-exempt securities.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Continued)

Net realized investment gains (losses) increased $1.3 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to impairment charges of $0.9 million in the three months ended March 31, 2009, as the decline in the investments below cost was deemed to be other than temporary.  There were no impairment charges in the three months ended March 31, 2010.

Harleysville Group held securities with unrealized losses at March 31, 2010 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities:
U.S. Treasury securities	$34,537	$129	$129
Obligations of U.S. government corporations and agencies	1,414	76	76
Obligations of states and political subdivisions	232,199	2,941	2,941
Corporate securities	17,250	218	52	$166
Mortgage-backed securities	2,934	51	51
Total fixed maturities	288,334	3,415	3,249	166
Equity mutual funds	629	2	2
Total temporarily impaired securities	$288,963	$3,417	$3,251	$166

All of the fixed maturity securities with an unrealized loss at March 31, 2010 are classified as available for sale and are carried at fair value on the balance sheet.

The fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to changes in interest rates, especially tax-exempt rates, rather than a decline in credit quality.  There are $8.8 million in fixed maturity securities, at fair value, that at March 31, 2010, have been below amortized cost for over twelve months.  The $0.2 million of unrealized losses on such securities relates to securities which carry an investment grade debt rating where the unrealized loss was primarily due to a widening of credit spreads, primarily on securities of financial institutions.  Per the Company’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and the Company intends to sell, or more likely than not will be required to sell, the security before recovery of its value.  The Company believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and worsening economic conditions, these investments may be written down in the income statement in the future.

In the first quarter of 2010, Harleysville Group had income before income taxes of $9.9 million, compared to $22.9 million in the first quarter of 2009.  The decrease in income before income taxes of $13.0 million for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to a greater underwriting loss in the 2010 period compared to the 2009 period.  The greater underwriting loss in 2010 was primarily due to greater catastrophe losses.  Net catastrophe losses increased to $21.0 million for the three months ended March 31, 2010 from $1.7 million for the three months ended March 31, 2009.  The increase of $19.3 million for the three months ended March 31, 2010 was due to a greater number of and more severe catastrophes in the 2010 period than in the comparable period in 2009.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

(Continued)

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability.  This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium.  The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense.  A ratio of less than 100 percent generally indicates underwriting profitability.  Harleysville Group’s statutory combined ratio for the three months ended March 31, 2010 was 107.8%, compared to 101.9% for the three months ended March 31, 2009.  Such increase was primarily due to greater catastrophe losses, which added 10.0% points to the combined ratio in the 2010 period compared to 0.8 points in the 2009 period.

The statutory combined ratios by line of business for the three months ended March 31, 2010 and March 31, 2009 are shown below:

	For the three months ended March 31,
	2010	2009

Commercial:
Automobile	98.3%	89.2%
Workers compensation	107.7%	107.7%
Commercial multi-peril	110.7%	107.8%
Other commercial	93.1%	107.6%
Total commercial	104.7%	102.6%
Personal:
Automobile	101.1%	107.0%
Homeowners	148.7%	94.5%
Other personal	60.4%	77.7%
Total personal	119.3%	98.9%
Total personal and commercial	107.8%	101.9%

The commercial lines statutory combined ratio increased to 104.7% for the three months ended March 31, 2010 from 102.6% for the three months ended March 31, 2009.  The increase is primarily due to higher catastrophe losses affecting property coverages in the three months ended March 31, 2010.  Catastrophe losses in the commercial lines represented 6.2 points of the combined ratio in the three months ended March 31, 2010 compared to 0.7 points in the three months ended March 31, 2009.  The higher than average catastrophe experience relates to a series of severe winter storms that impacted the mid-Atlantic, northeast and southeast regions of the country.

The personal lines statutory combined ratio increased to 119.3% for the three months ended March 31, 2010 from 98.9% for the three months ended March 31, 2009.  The increase is primarily due to higher catastrophe losses affecting property coverages in the three months ended March 31, 2010.  Catastrophe losses in the personal lines represented 24.2 points of the combined ratio in the three months ended March 31, 2010 compared to 1.3 points in the three months ended March 31, 2009.  The higher than average catastrophe experience relates to a series of severe winter storms that impacted the mid-Atlantic, northeast and southeast regions of the country.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:
	March 31, 2010	December 31, 2009
	(in thousands)
Commercial:
Automobile	$303,384	$302,378
Workers compensation	375,747	376,522
Commercial multi-peril	636,162	623,946
Other commercial	141,739	139,612
Total commercial	1,457,032	1,442,458
Personal:
Automobile	77,244	77,234
Homeowners	45,533	35,406
Other personal	3,646	4,066
Total personal	126,423	116,706
Total personal and commercial	1,583,455	1,559,164
Plus reinsurance recoverables	216,452	223,128
Total liability	$1,799,907	$1,782,292

The following table presents the increase (decrease) in the estimated ultimate loss and loss settlement expenses attributable to insured events of prior years for the three months ended March 31, 2010 by line of business:

	Total	Accident Years
		2009	2008	2007 and Prior Years
	(in thousands)
Commercial:
Automobile	$(2,441)	$447	$(24)	$(2,864)
Workers compensation	(1,459)	37	20	(1,516)
Commercial multi-peril	(4,987)	(1,380)	(395)	(3,212)
Other commercial	(1,035)	278	(13)	(1,300)
Total commercial	(9,922)	(618)	(412)	(8,892)
Personal:
Automobile	(1,446)	(274)	(69)	(1,103)
Homeowners	(300)	(461)	12	149
Other personal	(310)	(141)	16	(185)
Total personal	(2,056)	(876)	(41)	(1,139)
Total net development	$(11,978)	$(1,494)	$(453)	$(10,031)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

There was $12.0 million of net favorable development in the provision for insured events of prior years for the three months ended March 31, 2010, of which $9.9 million was in commercial lines and $2.1 million was in personal lines.  The favorable development primarily related to the 2004 through 2006 accident years as a result of lower than expected claim severity experienced broadly across all lines of business, particularly commercial multiperil, commercial and personal automobile, and workers compensation.

There was $10.2 million of net favorable development in the provision for insured events of prior years for the three months ended March 31, 2009, of which $9.4 million was in commercial lines and $0.8 million was in personal lines.  The favorable development primarily related to the 2003 through 2006 accident years as a result of lower than expected claim severity experienced in the commercial automobile, commercial multi-peril and workers compensation lines of business.

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and related payment amounts which are Harleysville Group’s pooling share of the total pooled amounts:

	For the three months	For the year ended
	ended March 31, 2010	December 31, 2009
	(dollars in thousands)
Number of claims pending, beginning of period	4,743	5,367
Number of claims reported	1,497	6,674
Number of claims settled or dismissed	(1,519)	(7,298)
Number of claims pending, end of period	4,721	4,743
Losses paid	$12,448	$62,956
Loss settlement expenses paid	$3,637	$14,141

Workers compensation losses primarily consist of indemnity and medical costs for injured workers.

Harleysville Group records the actuarial best estimate of the ultimate unpaid losses and loss settlement expenses incurred.  The estimate represents the actuarially determined expected amount of future payments on all loss and loss settlement expenses incurred on or before March 31, 2010.  Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date.  These changes correlate with actuarial trends.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the liability for unpaid losses and loss settlement expenses (LAE) by case and incurred but not reported (IBNR) reserves by line of business as of March 31, 2010:

	Case	IBNR	LAE Liability	IBNR (Incl. LAE)	Total Liability
	(in thousands)
Commercial:
Automobile	$109,955	$141,476	$51,953	$193,429	$303,384
Workers compensation	162,873	160,587	52,287	212,874	375,747
Commercial multi-peril	176,320	293,185	166,657	459,842	636,162
Other commercial	34,985	75,777	30,977	106,754	141,739
Total commercial	484,133	671,025	301,874	972,899	1,457,032
Personal:
Automobile	34,604	29,104	13,536	42,640	77,244
Homeowners	13,125	25,009	7,399	32,408	45,533
Other personal	1,650	1,435	561	1,996	3,646
Total personal	49,379	55,548	21,496	77,044	126,423
Total net liability	533,512	726,573	323,370	1,049,943	1,583,455
Reinsurance recoverables	141,264	74,996	192	75,188	216,452
Total gross liability	$674,776	$801,569	$323,562	$1,125,131	$1,799,907

Reinsurance receivables were $219.9 million and $226.8 million at March 31, 2010 and December 31, 2009, respectively.  Of these amounts, $102.0 million and $107.4 million, respectively, or 46% and 47%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi-governmental pools and reinsurance facilities where Harleysville Group believes there is limited credit risk.  The remainder of the reinsurance receivables are principally due from reinsurers rated A- or higher by A.M. Best.  Ceded reinsurance contracts do not relieve Harleysville Group’s primary obligation to its policyholders. Consequently, an exposure exists with respect to reinsurance recoverables to the extent that any reinsurer is unable to meet its obligation or disputes the liabilities assumed under the reinsurance contract. From time to time, Harleysville Group may encounter such disputes with its reinsurers. In addition, the creditworthiness of our reinsurers could deteriorate in the future due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes.

Effective January 1, 2010, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiaries increased their retention for commercial lines coverages on their casualty excess of loss treaty affording recovery to $47.5 million above a retention of $2.5 million for each loss occurrence by retaining a 30% participation on losses of $2.5 million in excess of $2.5 million.  Accordingly, Harleysville Group’s current pooling share for each loss occurrence subject to this treaty would be up to $37.4 million above a retention of $2.0 million for commercial lines.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses.  Harleysville Group’s reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims.  As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements.  There are uncertainties regarding future

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

loss cost trends particularly related to medical treatments and automobile repair.  Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at March 31, 2010.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

The income tax expense for the three month periods ended March 31, 2010 and 2009 includes a tax benefit of $3.2 million and $2.4 million, respectively, related to tax-exempt investment income.

Liquidity and Capital Resources

Operating activities provided $14.8 million and $11.7 million of net cash for the three months ended March 31, 2010 and 2009, respectively.  The increase of $3.1 million primarily is due to the change in the affiliate balance.

Investing activities used $3.0 million and $2.0 million of net cash for the three months ended March 31, 2010 and 2009, respectively.  The change is primarily due to higher net purchases of investments in the 2010 period due to the increase in cash provided by operating activities, partially offset by the increase in cash used by financing activities.

Financing activities used $11.8 million and $9.7 million of net cash for the three months ended March 31, 2010 and 2009, respectively.  The change is primarily due to an increase in the purchase of treasury stock in 2010.

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

Harleysville Group Inc. had $25.4 million of cash and marketable securities at March 31, 2010 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock.  On February 19, 2009, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases, or because its officers are in possession of material, non-public information.  The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company.  This program was completed on June 15, 2009.  On July 30, 2009 the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of February 19, 2009.  The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from the Mutual Company.  As of May 4, 2010, the Company had repurchased 374,096 shares under this authorization, leaving 425,904 shares authorized to be repurchased.  Harleysville Group has no other material commitments for capital expenditures as of March 31, 2010.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

As a holding company, the Company’s principal source of cash for the payment of dividends is dividends from its insurance subsidiaries. The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends.  The Company’s insurance subsidiaries paid dividends of $12.1 million to the Company in the first quarter of 2010.  These dividends had been declared in 2009.

The timing of future cash payments associated with unpaid losses and loss settlement expenses and contractual obligations pursuant to debt agreements is not expected to be materially different from that disclosed in the Company’s Annual Report on Form 10-K for fiscal year 2009.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 3.
Quantitative and Qualitative Disclosure
about Market Risk

Harleysville Group’s market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of Harleysville Group’s investment portfolio as a result of fluctuations in prices and interest rates.  Harleysville Group attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities.  Changes to Harleysville Group’s market risk since December 31, 2009 are reflected within Management’s Discussion and Analysis of Financial Condition and Results of Operations and within the financial statements contained within this Form 10-Q.

Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2009 to March 31, 2010.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 4.
Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as required by Rule 14a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, as of March 31, 2010, which is the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the first quarter of 2010, for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the SEC.

(b)
Change in internal control over financial reporting.  There was no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II.    OTHER INFORMATION

ITEM 1A.	Risk Factors

The business, results of operations and financial condition, and therefore the value of Harleysville Group’s securities, are subject to a number of risks.  Some of those risks are set forth in the Company’s annual report on Form 10-K for fiscal year 2009, filed with the SEC on March 5, 2010.  There has been no material change from risk factors as previously disclosed in the Company’s annual report for fiscal year 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31, 2010	190,609	$31.66	190,609	539,238
February 1 - February 28, 2010	115,309	$32.15	97,319	441,919
March 1 - March 31, 2010	—	—	—	—

(1)
On February 19, 2009, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases, or because its officers are in possession of material, non-public information.  The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company.  This program was completed on June 15, 1009.  On July 30, 2009 the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of February 19, 2009.  The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from the Mutual Company.  As of May 4, 2010, the Company had repurchased 374,096 shares under this authorization, leaving 425,904 shares authorized to be repurchased.  Harleysville Group has no other material commitments for capital expenditures as of March 31, 2010.

(2)	Represents the total number of shares repurchased during the period, of which 305,918 of these shares were settled for cash on or before March 31, 2010.

In accordance with the terms of its Equity Incentive Plan, the Company acquired the following shares from employees in connection with stock option exercises and the vesting of restricted stock. The stock was received in payment of the exercise price of the stock options and in satisfaction of withholding taxes due upon exercise or vesting.

February: 17,990 shares

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II.    OTHER INFORMATION
(Continued)

ITEM 6.	a. Exhibits

10.1
Harleysville Group Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 28, 2010 and filed with the SEC on May 4, 2010).

10.2*	Harleysville Group Inc. Amended and Restated Employee Stock Purchase Plan, as amended by the Board of Directors April 28, 2010.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 ___________________________
*Filed herewith.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harleysville Group Inc.

Date: May 7, 2010	By:	/s/ ARTHUR E. CHANDLER
Arthur E. Chandler Senior Vice President and Chief Financial Officer (principal financial officer)