Form 10-Q
period 2010-06-30
HARLEYSVILLE GROUP INC
filed 2010-08-09
CIK 792013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————
FORM 10-Q
——————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒.

At  August 3, 2010  27,167,313  shares of common stock of Harleysville Group Inc. were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 1.   Financial Statements

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $208,448 and $213,838)	$198,428	$204,284
Available for sale, at fair value (amortized cost $2,114,299 and $2,036,993)	2,241,580	2,130,179
Equity securities, at fair value (cost $138,497 and $137,150)	173,132	186,395
Short-term investments, at cost, which approximates fair value	63,338	116,476
Other invested assets, at cost, which approximates fair value		2,480
Total investments	2,676,478	2,639,814
Cash	39	126
Receivables:
Premiums	148,488	141,486
Reinsurance	224,349	226,781
Accrued investment income	27,173	26,058
Total receivables	400,010	394,325
Deferred policy acquisition costs	116,970	111,649
Prepaid reinsurance premiums	47,295	48,314
Property and equipment, net	13,252	13,579
Deferred income taxes	15,433	21,429
Other assets	47,612	72,750
Total assets	$3,317,089	$3,301,986
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $240,480 and $257,562)	$1,791,952	$1,782,292
Unearned premiums (affiliate $37,965 and $44,275)	507,976	484,510
Accounts payable and accrued expenses	102,985	130,780
Due to affiliate	6,115	13,276
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Total liabilities	2,527,528	2,529,358
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 34,834,945 and 34,583,182 shares; outstanding 27,391,998 and 27,615,120 shares	34,835	34,583
Additional paid-in capital	256,629	245,636
Accumulated other comprehensive income	75,910	62,276
Retained earnings	647,676	640,593
Treasury stock, at cost, 7,442,947 and 6,968,062 shares	(225,489)	(210,460)
Total shareholders’ equity	789,561	772,628
Total liabilities and shareholders’ equity	$3,317,089	$3,301,986

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the three months ended June 30, 2010 and 2009
(dollars in thousands, except per share data)

	2010	2009
Revenues:
Premiums earned from affiliate (ceded to affiliate, $192,429 and $181,631)	$213,488	$214,789
Investment income, net of investment expense	25,814	26,364
Realized investment gains (losses), net
Total other-than-temporary impairment losses	—	(37)
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains (losses), net	192	(61)
Total realized investment gains (losses), net	192	(98)
Other income (affiliate $1,864 and $1,649)	4,012	3,406
Total revenues	243,506	244,461
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $135,217 and $119,438)	143,252	138,750
Amortization of deferred policy acquisition costs	54,568	53,782
Other underwriting expenses	21,897	22,067
Interest expense (affiliate $35 and $83)	1,516	1,564
Other expenses	1,268	1,355
Total expenses	222,501	217,518
Income before income taxes	21,005	26,943
Income taxes	3,951	6,811
Net income	$17,054	$20,132
Per common share:
Basic net income	$.61	$.72

Diluted net income	$.61	$.72

Cash dividend	$.325	$.30

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the six months ended June 30, 2010 and 2009
(dollars in thousands, except per share data)

	2010	2009
Revenues:
Premiums earned from affiliate (ceded to affiliate, $378,883 and $363,285)	$422,571	$432,812
Investment income, net of investment expense	51,697	52,753
Realized investment gains (losses), net
Total other-than-temporary impairment losses	—	(980)
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains (losses), net	526	(61)
Total realized investment gains (losses), net	526	(1,041)
Other income (affiliate $3,575 and $3,455)	7,669	6,831
Total revenues	482,463	491,355
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $263,521 and $239,806)	295,288	285,479
Amortization of deferred policy acquisition costs	107,602	107,879
Other underwriting expenses	43,381	42,793
Interest expense (affiliate $67 and $223)	3,030	3,186
Other expenses	2,222	2,167
Total expenses	451,523	441,504
Income before income taxes	30,940	49,851
Income taxes	5,836	12,430
Net income	$25,104	$37,421
Per common share:
Basic net income	$.90	$1.33

Diluted net income	$.90	$1.32

Cash dividend	$.65	$.60

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the six months ended June 30, 2010
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2009	34,583,182	$34,583	$245,636	$62,276	$640,593	$(210,460)	$772,628
Net income					25,104		25,104
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				12,664			12,664
Defined benefit pension plans:
Recognized net actuarial loss				970			970
Other comprehensive income							13,634
Comprehensive income							38,738
Issuance of common stock:
Incentive plans	235,376	236	5,986				6,222
Dividend reinvestment plan	16,387	16	518				534
Tax benefit from stock compensation			569				569
Stock compensation			3,920				3,920
Purchase of treasury stock, 474,885 shares						(15,029)	(15,029)
Cash dividends paid					(18,021)		(18,021)
Balance at June 30, 2010	34,834,945	$34,835	$256,629	$75,910	$647,676	$(225,489)	$789,561

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2010 and 2009
(in thousands)

	2010	2009

Cash flows from operating activities:
Net income	$25,104	$37,421
Adjustments to reconcile net income to net cash provided by operating activities:
Change in receivables, unearned premiums and prepaid reinsurance balances	18,800	1,639
Change in affiliate balance	(7,161)	(6,836)
Increase in unpaid losses and loss settlement expenses	9,660	10,595
Deferred income taxes	(1,345)	(653)
Increase in deferred policy acquisition costs	(5,321)	(2,429)
Amortization and depreciation	4,864	3,331
Realized investment (gains) losses, net	(526)	1,041
Other, net	(3,765)	(5,954)
Net cash provided by operating activities	40,310	38,155
Cash flows from investing activities:
Fixed maturity investments:
Purchases	(238,958)	(208,317)
Sales or maturities	171,544	158,238
Equity securities:
Purchases	(1,347)	(38,738)
Other invested assets:
Maturities	436	192
Net sales of short-term investments	53,138	87,314
Purchase of property and equipment, net	(73)	(1,604)
Net cash used by investing activities	(15,260)	(2,915)
Cash flows from financing activities:
Issuance of common stock	6,756	4,336
Dividends paid (to affiliate, $9,442 and $8,716)	(18,021)	(16,797)
Purchase of treasury stock	(14,441)	(23,138)
Excess tax benefits from share-based payment arrangements	569	359
Net cash used by financing activities	(25,137)	(35,240)
Decrease in cash	(87)	—
Cash at beginning of period	126	146
Cash at end of period	$39	$146

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

2  –  Share-Based Payments

Harleysville Group Inc. has several share-based compensation plans.  Harleysville Group measures compensation expense associated with the plans based on the grant-date fair value of the awards.

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

The compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $2,497,000 and $2,218,000 for the three months ended June 30, 2010 and 2009, respectively, with a corresponding income tax benefit of $850,000 and $745,000, respectively.  Compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $3,920,000 and $3,594,000 for the six months ended June 30, 2010 and 2009, respectively, with a corresponding income tax benefit of $1,320,000 and $1,195,000, respectively.

During the six months ended June 30, 2010, 511,790 stock options were granted at a Black Scholes weighted average value of $6.84 per option.  The options vest 33 1/3% per year over a three year period.  Restricted stock unit grants of 109,510 units were also made during the six months ended June 30, 2010 and 39,485 of these units include performance conditions.  The weighted average fair value of the grant of the restricted stock units was $36.67 per unit.  These awards vest over a period of three years.

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

As of June 30, 2010, the Company’s total unrecognized compensation cost related to nonvested share-based compensation arrangements and the weighted average period over which the compensation cost is expected to be recognized is as follows:

		Weighted Average
	Unrecognized Compensation Cost	Period of Recognition
	(in thousands)	(in years)

Equity incentive plan awards	$8,664	2.00
Employee stock purchase plan	$12	0.04

3  –  Investments

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

When the independent pricing service provides a fair value estimate, the Company uses that estimate. At June 30, 2010, the independent pricing service provided a fair value estimate for all of the investments classified as level 1 investments within the fair value hierarchy and approximately 99% of the investments classified as level 2 estimates within the fair value hierarchy. The fair value of all level 2 securities is based on observable market inputs.

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

Management reviews, on an ongoing basis, the reasonableness of the methodologies employed by the independent pricing service. As part of the monthly review process, management examines the prices obtained from the independent pricing service. This process routinely involves reviewing any available recent transaction activity reported via various investment research tools. Additionally, the Company tracks changes in credit ratings of all fixed maturity securities on a monthly basis and performs a more in-depth, quarterly evaluation of fixed income securities that are rated below single A by Moody’s and/or S&P. If, as a result of its review, management does not believe that a price received with respect to any particular security is a reasonable estimate of the fair value of the security, it will discuss this with the independent pricing service to resolve the discrepancy. Management then determines the appropriate level of classification of each investment within the fair value hierarchy based on its evaluation of the inputs used in determining the fair value.

The following is a summary of the fair value measurements of applicable Company assets by level within the fair value hierarchy as of June 30, 2010 and December 31, 2009.  These assets are measured at fair value on a recurring basis.  There were no transfers to or from Levels 1 and 2 of the fair value hierarchy in 2010.  The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

		Fair Value Measurements at Reporting Date Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fixed maturities available for sale:
U.S. Treasury securities	$143,599	$143,599
Obligations of U.S. government corporations and agencies	22,000		$22,000
Obligations of states and political subdivisions	1,208,586		1,208,586
Corporate securities	470,697		470,597	$100
Mortgage-backed securities	396,698		396,698
Total available for sale	2,241,580	143,599	2,097,881	100
Equity securities:
Global fund	35,495	35,495
Total stock market index fund	137,631	137,631
Other	6			6
Total equity securities	173,132	173,126		6
Total	$2,414,712	$316,725	$2,097,881	$106

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fixed maturities available for sale:
U.S. Treasury securities	$110,228	$110,228
Obligations of U.S. government corporations and agencies	25,449		$25,449
Obligations of states and political subdivisions	1,074,458		1,074,458
Corporate securities	516,611		516,511	$100
Mortgage-backed securities	403,433		403,433
Total available for sale	2,130,179	110,228	2,019,851	100
Equity securities:
Global fund	40,093	40,093
Total stock market index fund	146,296	146,296
Other	6			6
Total equity securities	186,395	186,389		6
Total	$2,316,574	$296,617	$2,019,851	$106

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended June 30, 2010
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at April 1, 2010	$100	$6	$106
Balance at June 30, 2010	$100	$6	$106

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six months ended June 30, 2010
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at January 1, 2010	$100	$6	$106
Balance at June 30, 2010	$100	$6	$106

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended June 30, 2009
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at April 1, 2009	$2,850	$6	$2,856
Total losses (realized/unrealized)
Included in earnings	(37)		(37)
Settlements	(269)		(269)
Balance at June 30, 2009	$2,544	$6	$2,550

The amount of total losses for the three month period included in earnings (realized investment gains (losses), net) attributable to the change in unrealized losses relating to assets still held at June 30, 2009			$(37)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six months ended June 30, 2009
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at January 1, 2009	$3,116	$6	$3,122
Total losses (realized/unrealized)
Included in earnings	(138)		(138)
Settlements	(434)		(434)
Balance at June 30, 2009	$2,544	$6	$2,550

The amount of total losses for the six month period included in earnings (realized investment gains (losses), net) attributable to the change in unrealized losses relating to assets still held at June 30, 2009			$(138)

The other invested assets on the balance sheet at December 31, 2009 were carried at cost and were tested for impairment on a quarterly basis.  During the first quarter of 2009, the security was written down to fair value and an impairment charge of $299,000 was included in earnings for the period.  Fair value was determined based on cash flow analysis and other valuation techniques, based on unobservable inputs (Level 3).  The security was sold in the second quarter of 2010, at a loss of $635,000.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The amortized cost and estimated fair value of investments in fixed maturity and equity securities are as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$429	$16		$445
Obligations of states and political subdivisions	113,692	4,646		118,338
Corporate securities	84,307	5,358		89,665
Total held to maturity	198,428	10,020		208,448
Available for sale:
U.S. Treasury securities	139,304	4,295		143,599
Obligations of U.S. government corporations and agencies	20,788	1,212		22,000
Obligations of states and political subdivisions	1,153,516	55,326	$(256)	1,208,586
Corporate securities	431,706	38,991		470,697
Mortgage-backed securities	368,985	27,815	(102)	396,698
Total available for sale	2,114,299	127,639	(358)	2,241,580
Total fixed maturities	$2,312,727	$137,659	$(358)	$2,450,028
Total equity securities	$138,497	$34,919	$(284)	$173,132

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$459	$8		$467
Obligations of states and political subdivisions	119,430	5,012	$(12)	124,430
Corporate securities	84,395	4,594	(48)	88,941
Total held to maturity	204,284	9,614	(60)	213,838
Available for sale:
U.S. Treasury securities	109,195	1,495	(462)	110,228
Obligations of U.S. government corporations and agencies	24,295	1,214	(60)	25,449
Obligations of states and political subdivisions	1,030,968	45,425	(1,935)	1,074,458
Corporate securities	491,782	25,591	(762)	516,611
Mortgage-backed securities	380,753	22,691	(11)	403,433
Total available for sale	2,036,993	96,416	(3,230)	2,130,179
Total fixed maturities	$2,241,277	$106,030	$(3,290)	$2,344,017
Total equity securities	$137,150	$49,256	$(11)	$186,395

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity:
Due through December 31, 2011	$50,105	$50,919
Due 2012 through 2015	129,991	138,161
Due 2016 through 2020	8,004	8,322
Due after 2020	10,328	11,046
	198,428	208,448
Available for sale:
Due through December 31, 2011	188,389	193,175
Due 2012 through 2015	479,911	510,796
Due 2016 through 2020	659,687	703,864
Due after 2020	417,327	437,047
	1,745,314	1,844,882
Mortgage-backed securities	368,985	396,698
	2,114,299	2,241,580
Total fixed maturities	$2,312,727	$2,450,028

Realized gross gains (losses) from investments is as follows:

	For the three months ended June 30,
	2010	2009
	(in thousands)

Fixed maturity securities:
Available for sale:
Gross gains	$827	$1,936
Gross losses		(1,997)
Other than temporary impairment losses		(37)
Other invested assets:
Gross losses	(635)

Net realized investment gains (losses)	$192	$(98)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the six months ended June 30,
	2010	2009
	(in thousands)

Fixed maturity securities:
Available for sale:
Gross gains	$1,161	$1,936
Gross losses		(1,997)
Other than temporary impairment losses		(681)

Other invested assets:
Gross losses	(635)
Other than temporary impairment losses		(299)

Net realized investment gains (losses)	$526	$(1,041)

Harleysville Group held securities with unrealized losses at June 30, 2010 and December 31, 2009 as follows:

	June 30, 2010
	Fair Value	Unrealized Loss	Length of Unrealized Loss
			Less Than 12 Months
	(in thousands)

Fixed maturities:
Obligations of states and political subdivisions	$46,308	$256	$256
Mortgage-backed securities	9,306	102	102
Total fixed maturities	55,614	358	358

Equity securities	3,478	284	284
Total temporarily impaired securities	$59,092	$642	$642

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

All of the fixed maturity securities with an unrealized loss at June 30, 2010, are classified as available for sale and are carried at fair value on the balance sheet.

The unrealized losses on fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to changes in interest rates on municipal securities, rather than a decline in credit quality.  Per the Company’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and the Company intends to sell, or more likely than not will be required to sell, the security before recovery of its value.  The Company believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and overall economic conditions, these investments may be written down in the income statement in the future.

There were no credit-related impairment charges in the three and six months ended June 30, 2010 and there were credit-related impairment charges of $37,000 and $980,000 in the three and six months ended June 30, 2009, respectively.  The six month 2009 impairment charge consisted of $681,000 on fixed income securities and $299,000 on other invested assets.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4  –  Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$17,054	$20,132	$25,104	$37,421
Denominator for basic earnings per share -- weighted average shares outstanding	27,737,746	28,001,825	27,723,696	28,146,539
Effect of stock incentive plans	167,620	114,384	191,234	143,562
Denominator for diluted earnings per share	27,905,366	28,116,209	27,914,930	28,290,101
Basic earnings per share	$.61	$.72	$.90	$1.33
Diluted earnings per share	$.61	$.72	$.90	$1.32

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Number of options	1,046	568	908	572

5  –  Reinsurance

Premiums earned are net of amounts ceded of $30,465,000 and $60,474,000 for the three and six months ended June 30, 2010, respectively, and $27,235,000 and $52,924,000 for the three and six months ended June 30, 2009, respectively.  Losses and loss settlement expenses are net of amounts ceded of $14,492,000 and $25,962,000 for the three and six months ended June 30, 2010, respectively, and $8,260,000 and $20,226,000 for the three and six months ended June 30, 2009, respectively.  Such amounts ceded do not include the reinsurance transactions with the Mutual Company under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers.

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

6  -  Cash Flows

There were cash tax payments of $1,500,000 and $10,154,000 and cash interest payments of  $2,942,000 and $3,112,000 in the first six months of 2010 and 2009, respectively.

7  -  Segment Information

The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

Financial data by segment is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$167,310	$173,452	$331,943	$351,130
Personal lines	46,178	41,337	90,628	81,682
Total premiums earned	213,488	214,789	422,571	432,812
Net investment income	25,814	26,364	51,697	52,753
Realized investment gains (losses)	192	(98)	526	(1,041)
Other	4,012	3,406	7,669	6,831
Total revenues	$243,506	$244,461	$482,463	$491,355
Income before income taxes:
Underwriting gain (loss):
Commercial lines	$(6,319)	$(1,402)	$(16,970)	$(6,278)
Personal lines	(2,292)	(43)	(10,657)	1,012
SAP underwriting loss	(8,611)	(1,445)	(27,627)	(5,266)
GAAP adjustments	2,382	1,635	3,927	1,927
GAAP underwriting gain (loss)	(6,229)	190	(23,700)	(3,339)
Net investment income	25,814	26,364	51,697	52,753
Realized investment gains (losses)	192	(98)	526	(1,041)
Other	1,228	487	2,417	1,478
Income before income taxes	$21,005	$26,943	$30,940	$49,851

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8  –  Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2010 and 2009 consisted of the following (all amounts are net of taxes):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net income	$17,054	$20,132	$25,104	$37,421
Other comprehensive income :
Unrealized gains on securities:
Unrealized investment holding gains arising during period	3,863	23,268	13,006	32,378
Less:
Reclassification adjustment for (gains) losses included in net income	(125)	64	(342)	677
Net unrealized investment gains	3,738	23,332	12,664	33,055
Defined benefit pension plans:
Recognized net actuarial loss	485	296	970	592
Other comprehensive income	4,223	23,628	13,634	33,647
Comprehensive income	$21,277	$43,760	$38,738	$71,068

Accumulated other comprehensive income (loss) at June 30, 2010 and December 31, 2009 consisted of the following amounts (which are net of tax):

	June 30, 2010	December 31, 2009
	(in thousands)
Unrealized investment gains	$105,245	$92,581
Defined benefit pension plan - net actuarial loss	(29,335)	(30,305)
Accumulated other comprehensive income	$75,910	$62,276

9  –  Pension

Harleysville Group Inc. has a frozen pension plan that covers employees hired before January 1, 2006.  The net periodic pension cost for the plan, including the Mutual Company, consists of the following components:

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Components of net periodic pension cost:
Interest cost	$2,965	$2,871	$5,931	$5,742
Expected return on plan assets	(3,012)	(2,980)	(6,024)	(5,960)
Recognized net actuarial loss	1,057	639	2,114	1,278
Net periodic pension cost:
Entire plan	$1,010	$530	$2,021	$1,060
Harleysville Group portion	$713	$378	$1,426	$755

Harleysville Group’s expected portion of the 2010 contribution to the pension plan is $6,720,000. Contributions of $3,364,000 were made in the first six months of 2010.

10  –  Borrowings

Debt is as follows:
	June 30, 2010	December 31, 2009
	(in thousands)
Notes, 5.75%, due 2013	$100,000	$100,000
Demand term-loan payable to the Mutual Company, LIBOR plus 0.45%, due 2012	18,500	18,500
Total debt	$118,500	$118,500

The fair value of the notes was $98,421,000 and $99,975,000 at June 30, 2010 and December 31, 2009, respectively, based on quoted market prices for the same or similar debt. The carrying value of the remaining debt approximates fair value.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12  –  Income Taxes

As of June 30, 2010, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Federal tax years 2006 through 2009 were open for examination as of June 30, 2010.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Certain of the statements contained herein (other than statements of historical facts) are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, legislative and regulatory developments. These forward looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect on Harleysville Group. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on Harleysville Group will be those anticipated by management. Actual financial results, including premium levels and underwriting results, could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves; the insurance product pricing environment; changes in applicable law; government regulation and changes therein that may impede the ability to charge adequate rates; performance of and instability in the financial markets; investment losses; fluctuations in interest rates; significant catastrophe events in the geographic regions where we do business; decreased demand for property and casualty insurance; availability and price of reinsurance; the A. M. Best group rating of Harleysville Group; and the status of labor markets in which the Company operates.

Overview

The Company’s net income is primarily determined by three elements:

•	net premium income;

•	investment income and realized investment gains (losses); and

•	amounts paid or reserved to settle insured claims.

Variations in premium income are subject to a number of factors, including:

•	limitations on premium rates arising from the competitive marketplace or regulation;

•	limitations on available business arising from a need to maintain the quality of underwritten risks;

•	the Company’s ability to maintain its A (“excellent”) group rating by A.M. Best; and

•	the ability of the Company to maintain a reputation for efficiency and fairness in claims administration.

Variations in investment income and realized investment gains (losses) are subject to a number of factors, including:

•	general interest rate levels and financial market conditions;

•	specific adverse events affecting the issuers of debt obligations held by the Company; and

•	changes in the prices of debt and equity securities generally and those held by the Company specifically.

Loss and loss settlement expenses are affected by a number of factors, including:

•	the quality of the risks underwritten by the Company;

•	the nature and severity of catastrophic losses;

•	the availability, cost and terms of reinsurance; and

•	underlying settlement costs, including medical and legal costs.

The Company seeks to manage each of the foregoing to the extent within its control.  Many of the foregoing factors are partially, or entirely, outside of the control of the Company.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP), which require Harleysville Group to make estimates and assumptions (see Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC).  Harleysville Group believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation.  The judgments, or the methodology on which the judgments are made, are reviewed quarterly with the Audit Committee.

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

The application of certain of these critical accounting policies to the periods ended June 30, 2010 and 2009 is discussed in greater detail below.

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

Premiums earned decreased $1.3 million, or 0.6%, during the three months ended June 30, 2010 compared to the same period in the prior year primarily due to a decrease of $6.1 million in premiums earned for commercial lines, partially offset by an increase of $4.8 million in premiums earned for personal lines.  The decrease in premiums earned for commercial lines was 3.5%.  The increase in premiums earned for personal lines was 11.7%.

Premiums earned decreased $10.2 million, or 2.4%, during the six months ended June 30, 2010 compared to the same period in the prior year primarily due to a decrease of $19.2 million in premiums earned for commercial lines, partially offset by an increase of $9.0 million in premiums earned for personal lines.  The decrease in premiums earned for commercial lines was 5.5%.  The increase in premiums earned for personal lines was 11.0%.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The decreases in premiums earned for commercial lines were primarily due to lower average premiums, lower exposures and a decline in assumed premiums from involuntary pools.  The increases in premiums earned for personal lines were primarily due to an increase in new business writings and higher average premiums.

Investment income decreased $0.6 million and $1.1 million for the three and six months ended June 30, 2010 as compared to the same periods in the prior year, primarily due to a lower investment yield on fixed income securities and short-term investments and a greater percentage of fixed income securities invested in tax-exempt securities.

Net realized investment gains (losses) increased $1.6 million for the six months ended June 30, 2010 as compared to the same period in the prior year.  There were credit-related impairment charges of $1.0 million in the six months ended June 30, 2009, as the declines of investments below cost were deemed to be other than temporary.  There were no credit-related impairment charges in 2010.

Harleysville Group holds securities with unrealized losses at June 30, 2010 as follows:

	June 30, 2010
	Fair Value	Unrealized Loss	Length of Unrealized Loss
			Less Than 12 Months
	(in thousands)

Fixed maturities:
Obligations of states and political subdivisions	$46,308	$256	$256
Mortgage-backed securities	9,306	102	102
Total fixed maturities	55,614	358	358

Equity securities	3,478	284	284
Total temporarily impaired securities	$59,092	$642	$642

All of the fixed maturity securities with an unrealized loss at June 30, 2010 are classified as available for sale and are carried at fair value on the balance sheet.

The unrealized losses on fixed maturity investments with continuous unrealized losses for less than twelve months were primarily due to changes in interest rates on municipal securities, rather than a decline in credit quality.  Per the Company’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and the Company intends to sell or more likely than not will be required to sell the security before recovery of its value. The Company believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and overall economic conditions, these investments may be written down in the income statement in the future.

Income before income taxes decreased $5.9 million and $18.9 million for the three and six months ended June 30, 2010 compared to the same prior year periods.  The decreases were primarily due to greater underwriting losses in the 2010 periods, compared to the prior year periods, and decreases in investment income.  The greater underwriting losses in 2010 were primarily due to greater catastrophe losses in both the three and six month periods of 2010 compared to the prior year periods.  Catastrophe losses increased to $8.0 million for the three months ended June 30, 2010 from $3.6 million for the three months ended June 30, 2009.  Catastrophe losses increased to $29.0 million for the six months ended June 30, 2010 from $5.3 million for the six months ended June 30, 2009.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability.  This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium.  The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense.  A ratio of less than 100 percent generally indicates underwriting profitability.  Harleysville Group’s statutory combined ratio increased to 101.3% for the three months ended June 30, 2010 from 99.5% for the three months ended June 30, 2009 and increased to 104.5% for the six months ended June 30, 2010 from 100.7% for the six months ended June 30, 2009.

The statutory combined ratios by line of business for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, are shown below.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Commercial:
Automobile	98.1%	89.4%	98.2%	89.3%
Workers compensation	111.0%	113.3%	109.2%	110.1%
Commercial multi-peril	105.4%	104.3%	108.0%	106.1%
Other commercial	85.5%	93.5%	89.3%	100.6%
Total commercial	101.5%	100.2%	103.1%	101.4%

Personal:
Automobile	109.3%	103.7%	105.3%	105.3%
Homeowners	98.3%	93.2%	123.0%	93.6%
Other personal	56.4%	74.6%	58.3%	76.1%
Total personal	100.9%	96.8%	109.9%	97.8%

Total personal and commercial	101.3%	99.5%	104.5%	100.7%

The commercial lines statutory combined ratio increased to 101.5% and 103.1% for the three and six months ended June 30, 2010 from 100.2% and 101.4% for the three and six months ended June 30, 2009.  These increases are primarily due to the higher than average catastrophe experience affecting property coverages during the three and six months ended June 30, 2010, whereas catastrophe experience for the three and six months ended June 30, 2009 was below average levels.  Catastrophe losses in the commercial lines represented 3.2 points and 4.7 points of the combined ratio in the three and six months ended June 30, 2010 compared to 1.7 points and 1.2 points in the three and six months ended June 30, 2009.  The higher than average catastrophe experience in 2010 relates to a series of severe winter storms that impacted the mid-Atlantic, northeast, and southeast regions of the country in the first quarter, as well as several wind and hail events in the mid-Atlantic, southeast and midwest regions of the country during the second quarter.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

For the commercial automobile line of business, the recognition of $3.8 million of favorable prior year development in the six months ended June 30, 2010 compared to $11.4 million in the six months ended June 30, 2009 contributed to the increase in the statutory combined ratio in that line in 2010.

The personal lines statutory combined ratio increased to 100.9% and 109.9% for the three and six months ended June 30, 2010 from 96.8% and 97.8% for the three and six months ended June 30, 2009.  These increases are primarily due to the higher than average catastrophe experience affecting property coverages during the three and six months ended June 30, 2010, whereas catastrophe experience for the three and six months ended June 30, 2009 was below average levels.  Catastrophe losses in the personal lines represented 5.9 points and 14.9 points of the combined ratio in the three and six months ended June 30, 2010 compared to 1.6 points and 1.5 points in the three and six months ended June 30, 2009.  The higher than average catastrophe experience in 2010 relates to a series of severe winter storms that impacted the mid-Atlantic, northeast, and southeast regions of the country in the first quarter, as well as several wind and hail events in the mid-Atlantic and midwest regions of the country during the second quarter.

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	June 30, 2010	December 31, 2009
	(in thousands)
Commercial:
Automobile	$298,734	$302,378
Workers compensation	374,527	376,522
Commercial multi-peril	631,282	623,946
Other commercial	141,509	139,612
Total commercial	1,446,052	1,442,458
Personal:
Automobile	79,227	77,234
Homeowners	40,957	35,406
Other personal	3,099	4,066
Total personal	123,283	116,706
Total personal and commercial	1,569,335	1,559,164
Plus reinsurance recoverables	222,617	223,128
Total liability	$1,791,952	$1,782,292

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the increase (decrease) in the estimated ultimate loss and loss settlement expenses attributable to insured events of prior years for the six months ended June 30, 2010 by line of business:

	Total	Accident Years
		2009	2008	2007 and Prior Years
	(in thousands)
Commercial:
Automobile	$(3,828)	$179	$26	$(4,033)
Workers compensation	(2,980)	854	33	(3,867)
Commercial multi-peril	(9,855)	(2,280)	(815)	(6,760)
Other commercial	(2,649)	387	(133)	(2,903)
Total commercial	(19,312)	(860)	(889)	(17,563)

Personal:
Automobile	(2,109)	224	(299)	(2,034)
Homeowners	(307)	(447)	67	73
Other personal	(430)	(37)	69	(462)
Total personal	(2,846)	(260)	(163)	(2,423)
Total net development	$(22,158)	$(1,120)	$(1,052)	$(19,986)

There was $22.1 million of net favorable development in the provision for insured events of prior years for the six months ended June 30, 2010 ($10.1 million in the second quarter of 2010), of which $19.3 million was in commercial lines and $2.8 million was in personal lines.  The favorable development primarily related to the 2004 through 2007 accident years as a result of lower than expected claim severity experienced broadly across all lines of business.

There was $17.3 million of net favorable development in the provision for insured events of prior years for the six months ended June 30, 2009 ($7.1 million in the second quarter of 2009), of which $15.7 million was in commercial lines and $1.6 million was in personal lines.  The favorable development primarily related to the 2003 through 2006 accident years as a result of lower than expected claim severity experienced in the commercial automobile, commercial multi-peril and workers compensation lines of business.

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group’s pooling share of the total pooled amounts.

	For the six months ended June 30, 2010	For the year ended December 31, 2009
	(dollars in thousands)
Number of claims pending, beginning of period	4,743	5,367
Number of claims reported	3,027	6,674
Number of claims settled or dismissed	(3,119)	(7,298)
Number of claims pending, end of period	4,651	4,743
Losses paid	$25,343	$62,956
Loss settlement expenses paid	$7,350	$14,141

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Workers compensation losses primarily consist of indemnity and medical costs for injured workers.

Harleysville Group records the actuarial best estimate of the ultimate unpaid losses and loss settlement expenses incurred.  The estimate represents the actuarially determined expected amount of future payments on all loss and loss settlement expenses incurred on or before June 30, 2010.  Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends.

The following table presents the liability for unpaid losses and loss settlement expenses (LAE) by case and incurred but not reported (IBNR) reserves by line of business as of June 30, 2010:

	Case	IBNR	LAE Liability	IBNR (Incl. LAE)	Total Liability
	(in thousands)
Commercial:
Automobile	$106,839	$140,651	$51,244	$191,895	$298,734
Workers compensation	159,612	162,726	52,189	214,915	374,527
Commercial multi-peril	170,283	294,431	166,568	460,999	631,282
Other commercial	33,789	76,531	31,189	107,720	141,509
Total commercial	470,523	674,339	301,190	975,529	1,446,052
Personal:
Automobile	37,368	28,204	13,655	41,859	79,227
Homeowners	14,268	19,469	7,220	26,689	40,957
Other personal	1,039	1,554	506	2,060	3,099
Total personal	52,675	49,227	21,381	70,608	123,283
Total net liability	523,198	723,566	322,571	1,046,137	1,569,335
Reinsurance recoverables	144,876	77,390	351	77,741	222,617
Total gross liability	$668,074	$800,956	$322,922	$1,123,878	$1,791,952

Reinsurance receivables were $224.3 million and $226.8 million at June 30, 2010 and December 31, 2009, respectively.  Of these amounts, $108.0 million and $107.4 million, or 48% and 47%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi-governmental pools and reinsurance facilities where, Harleysville Group believes, there is limited credit risk.  The remainder of the reinsurance receivables are principally due from reinsurers rated A- or higher by A.M. Best.  Ceded reinsurance contracts do not relieve Harleysville Group’s primary obligation to its policyholders.  Consequently, an exposure exists with respect to reinsurance recoverables to the extent that any reinsurer is unable to meet its obligation or disputes the liabilities assumed under the reinsurance contract. From time to time, Harleysville Group may encounter such disputes with its reinsurers. In addition, the creditworthiness of our reinsurers could deteriorate in the future due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses.  Harleysville Group’s reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims.  As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements.  There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at June 30, 2010.

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

Effective for one year from July 1, 2010, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiaries renewed their catastrophe reinsurance treaty under which they are purchasing higher coverage limits and changing their co-participations.  Annual retentions and limits on the expiring and new treaties are set forth below:

NEW TREATY FOR 2010-2011	EXPIRING TREATY FOR 2009-2010
Retention: $50 million	Retention: $50 million
Coverage for Losses	Coverage for Losses
82% of losses between $50 and $90 million	83% of losses between $50 and $90 million
78% of losses between $90 and $200 million	70% of losses between $90 and $200 million
75.4% of losses between $200 and $425 million	78% of losses between $200 and $425 million
75% of losses between $425 and $475 million

The maximum recovery under the new treaty is $325.7 million; under the expiring treaty it was $285.7 million.  Harleysville Group’s current pooling share of this maximum recovery would be $260.5 million, compared to a maximum recovery of $228.6 million under the expiring treaty.  Both the new treaty and the expiring treaty include reinstatement provisions providing for coverage for a second catastrophe and requiring payment of additional premium in the event a first catastrophe occurs.

The income tax expense for the three and six months ended June 30, 2010 includes a tax benefit of $3.4 million and $6.6 million associated with tax-exempt income compared to $2.7 million and $5.1 million in the same prior year periods.

Liquidity and Capital Resources

Operating activities provided $40.3 million and $38.2 million of net cash for the six months ended June 30, 2010 and 2009, respectively.  The increase of $2.1 million is primarily due to lower federal income tax payments, partially offset by a decrease in underwriting cash flow, in the 2010 period compared to the 2009 period.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Investing activities used $15.3 million and $2.9 million of net cash for the six months ended June 30, 2010 and 2009, respectively.  The change is primarily due to higher net purchases of investments in the 2010 period due to the increase in net cash provided by operating activities and the decrease in cash used by financing activities.

Net cash used by financing activities was $25.1 million and $35.2 million for the six months ended June 30, 2010 and 2009, respectively.  The decrease is primarily due to a decrease in the purchase of treasury stock in the 2010 period compared to the 2009 period.

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

Harleysville Group Inc. had $31.4 million of cash and marketable securities at June 30, 2010 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock.  On February 19, 2009 the Board of Directors authorized the Company to repurchase up to 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions.  Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases, or because its officers are in possession of material, non-public information. The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company.  This program was completed on June 15, 2009.  On July 30, 2009, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of February 19, 2009.  The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company.  This program was completed on August 3, 2010.  On August 6, 2010, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its common stock over a two year period under terms similar to the repurchase authorization of July 30, 2009.  The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from the Mutual Company.  On August 6, 2010, the Board of Directors also increased the Company’s regular quarterly cash dividend to shareholders from $0.325 per share to $0.36 per share.  Harleysville Group has no other material commitments for capital expenditures as of June 30, 2010.

As a holding company, the Company’s principal source of cash for the payment of dividends is dividends from its insurance subsidiaries.  The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends.  The Company’s insurance subsidiaries paid dividends of $29.5 million to the Company in 2010.  These dividends had been declared in 2009.

The timing of future cash payments associated with unpaid losses and loss settlement expenses and contractual obligations pursuant to debt agreements is not expected to be materially different from that disclosed in the Company’s Annual Report on Form 10-K for fiscal year 2009.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 3.
Quantitative and Qualitative Disclosures
About Market Risk

Harleysville Group’s market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of Harleysville Group’s investment portfolio as a result of fluctuations in prices and interest rates.  Harleysville Group attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities.  Changes to Harleysville Group’s market risk since December 31, 2009 are reflected within Management’s Discussion and Analysis of Financial Condition and Results of Operations and within the financial statements contained within this quarterly report on Form 10-Q.

Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2009 to June 30, 2010.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
Item 4.
Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, as of June 30, 2010, which is the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the second quarter of 2010, for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the SEC.

(b)
Change in internal control over financial reporting.  There was no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases Of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program

April 1 - April 30, 2010	—	—	—	441,919
May 1 - May 31, 2010	117,022	$31.59	116,832	325,087
June 1 - June 30, 2010	70,125	$31.74	70,125	254,962

(1)
On February 19, 2009, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions.  Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases, or because its officers are in possession of material, non-public information.  The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual
Company.  This program was completed on June 15, 2009.  On July 30, 2009, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of February 19, 2009.  The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company.  This program was completed on August 3, 2010.  On August 6, 2010, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of July 30, 2009.  The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from the Mutual Company.

(2)
Represents the total number of shares repurchased during the period, 168,646 of which were settled for cash on or before June 30, 2010.
In accordance with the terms of its Equity Incentive Plan, the Company acquired the following shares from employees in connection with stock option exercises and the vesting of restricted stock.  The stock was received in payment of the exercise price of the stock options and in satisfaction of withholding taxes due upon exercise or vesting.

May:  190 shares

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

Harleysville Group Inc.

Date: August 9, 2010	By:	/s/ ARTHUR E. CHANDLER
Arthur E. Chandler Senior Vice President and Chief Financial Officer (duly elected officer and principal financial officer)

Exhibit Index

Exhibit No.	Description of Exhibits

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.