Form 10-Q
period 2010-09-30
HARLEYSVILLE GROUP INC
filed 2010-11-05
CIK 792013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————
FORM 10-Q
——————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At November 1, 2010  26,946,175 shares of common stock of Harleysville Group Inc. were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 1.  Financial Statements
HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $172,541 and $213,838)	$161,684	$204,284
Available for sale, at fair value (amortized cost $2,120,876 and $2,036,993)	2,285,438	2,130,179
Equity securities, at fair value (cost $164,245 and $137,150)	220,426	186,395
Short-term investments, at cost, which approximates fair value	61,745	116,476
Other invested assets, at cost, which approximates fair value		2,480
Total investments	2,729,293	2,639,814
Cash	36	126
Receivables:
Premiums	133,193	141,486
Reinsurance	222,221	226,781
Accrued investment income	25,979	26,058
Total receivables	381,393	394,325
Deferred policy acquisition costs	115,137	111,649
Prepaid reinsurance premiums	52,154	48,314
Property and equipment, net	13,259	13,579
Deferred income taxes		21,429
Due from affiliate	2,048
Other assets	46,745	72,750
Total assets	$3,340,065	$3,301,986
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $224,371 and $257,562)	$1,787,269	$1,782,292
Unearned premiums (affiliate $40,157 and $44,275)	508,503	484,510
Accounts payable and accrued expenses	92,296	130,780
Deferred income taxes	6,139
Due to affiliate		13,276
Debt (affiliate $18,500 and $18,500)	118,500	118,500
Total liabilities	2,512,707	2,529,358
Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 34,886,318 and 34,583,182 shares; outstanding 26,943,325 and 27,615,120 shares	34,886	34,583
Additional paid-in capital	260,352	245,636
Accumulated other comprehensive income	114,754	62,276
Retained earnings	658,687	640,593
Treasury stock, at cost, 7,942,993 and 6,968,062 shares	(241,321)	(210,460)
Total shareholders’ equity	827,358	772,628
Total liabilities and shareholders’ equity	$3,340,065	$3,301,986

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the three months ended September 30, 2010 and 2009
(dollars in thousands, except per share data)

	2010	2009
Revenues:
Premiums earned from affiliate (ceded to affiliate, $200,174 and $181,287)	$220,235	$212,591
Investment income, net of investment expense	25,323	26,299
Realized investment gains, net
Total other-than-temporary impairment losses	—	—
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	—	2,440
Total realized investment gains, net	—	2,440
Other income (affiliate $1,908 and $1,548)	4,241	2,962
Total revenues	249,799	244,292
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $140,076 and $113,553)	144,567	132,635
Amortization of deferred policy acquisition costs	56,177	53,835
Other underwriting expenses	20,967	21,625
Interest expense (affiliate $35 and $34)	1,517	1,516
Other expenses	841	972
Total expenses	224,069	210,583
Income before income taxes	25,730	33,709
Income taxes	4,901	8,985
Net income	$20,829	$24,724
Per common share:
Basic net income	$.76	$.89

Diluted net income	$.76	$.88

Cash dividend	$.36	$.325

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
For the nine months ended September 30, 2010 and 2009
(dollars in thousands, except per share data)

	2010	2009
Revenues:
Premiums earned from affiliate (ceded to affiliate, $579,057 and $544,572)	$642,806	$645,403
Investment income, net of investment expense	77,020	79,052
Realized investment gains (losses), net
Total other-than-temporary impairment losses	—	(980)
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	526	2,379
Total realized investment gains, net	526	1,399
Other income (affiliate $5,483 and $5,003)	11,910	9,793
Total revenues	732,262	735,647
Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $403,597 and $353,359)	439,855	418,114
Amortization of deferred policy acquisition costs	163,779	161,714
Other underwriting expenses	64,348	64,418
Interest expense (affiliate $102 and $257)	4,547	4,702
Other expenses	3,063	3,139
Total expenses	675,592	652,087
Income before income taxes	56,670	83,560
Income taxes	10,737	21,415
Net income	$45,933	$62,145
Per common share:
Basic net income	$1.66	$2.22

Diluted net income	$1.65	$2.20

Cash dividend	$1.01	$.925

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
For the nine months ended September 30, 2010
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2009	34,583,182	$34,583	$245,636	$62,276	$640,593	$(210,460)	$772,628
Net income					45,933		45,933
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				50,902			50,902
Defined benefit pension plans:
Recognized net actuarial loss				1,576			1,576
Other comprehensive income							52,478
Comprehensive income							98,411
Issuance of common stock:
Incentive plans	277,443	277	7,943				8,220
Dividend reinvestment plan	25,693	26	808				834
Tax benefit from stock compensation			588				588
Stock compensation			5,377				5,377
Purchase of treasury stock, 974,931 shares						(30,861)	(30,861)
Cash dividends paid					(27,839)		(27,839)
Balance at September 30, 2010	34,886,318	$34,886	$260,352	$114,754	$658,687	$(241,321)	$827,358

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the nine months ended September 30, 2010 and 2009
(in thousands)

	2010	2009

Cash flows from operating activities:
Net income	$45,933	$62,145
Adjustments to reconcile net income to net cash provided by operating activities:
Change in receivables, unearned premiums and prepaid reinsurance balances	33,085	7,072
Change in affiliate balance	(15,324)	(4,200)
Increase (decrease) in unpaid losses and loss settlement expenses	4,977	(5,910)
Deferred income taxes	(689)	872
Increase in deferred policy acquisition costs	(3,488)	(1,177)
Amortization and depreciation	7,554	4,801
Realized investment gains, net	(526)	(1,399)
Other, net	(2,386)	(874)
Net cash provided by operating activities	69,136	61,330
Cash flows from investing activities:
Fixed maturity investments:
Purchases	(313,751)	(378,570)
Sales or maturities	264,299	288,655
Equity securities:
Purchases	(27,095)	(39,385)
Other invested assets:
Sales or maturities	1,845	312
Net sales of short-term investments	54,731	111,960
Purchase of property and equipment, net	(274)	(1,923)
Net cash used by investing activities	(20,245)	(18,951)
Cash flows from financing activities:
Issuance of common stock	9,057	6,129
Purchase of treasury stock	(30,787)	(23,138)
Dividends paid (to affiliate, $14,672 and $13,437)	(27,839)	(25,825)
Excess tax benefits from share-based payment arrangements	588	455
Net cash used by financing activities	(48,981)	(42,379)
Decrease in cash	(90)	—
Cash at beginning of period	126	146
Cash at end of period	$36	$146

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  –  Basis of Presentation

The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods.  The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.

These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC).

The affiliate transaction disclosures on the face of the financial statements relate to transactions with Harleysville Mutual Insurance Company (the Mutual Company).  The Mutual Company owns approximately 54% of the outstanding common stock of Harleysville Group Inc.  As used herein, “Harleysville Group” refers to Harleysville Group Inc. and its subsidiaries and the “Company” refers to Harleysville Group Inc.

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

-
The Directors’ Equity Compensation Plan provides for the grant of equity-based awards to non-employee directors of the Company and the Mutual Company.  These awards can be in the form of stock options, deferred stock units or restricted stock.

The compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $1,457,000 and $1,478,000 for the three months ended September 30, 2010 and 2009, respectively, with a corresponding income tax benefit of $489,000 and $486,000, respectively.  Compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $5,377,000 and $5,072,000 for the nine months ended September 30, 2010 and 2009, respectively, with a corresponding income tax benefit of $1,809,000 and $1,681,000, respectively.

During the nine months ended September 30, 2010, 511,790 stock options were granted at a Black Scholes weighted average value of $6.84 per option.  The options vest 33 1/3% per year over a three year period.  Restricted stock unit grants of 112,040 units were also made during the nine months ended September 30, 2010 and 39,485 of these units include performance conditions.  The weighted average fair value of the grants of the restricted stock units was $36.54 per unit.  These awards vest over a period of three years.

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

As of September 30, 2010, the Company’s total unrecognized compensation cost related to nonvested share-based compensation arrangements and the weighted average period over which the compensation cost is expected to be recognized is as follows:

		Weighted Average
	Unrecognized Compensation Cost	Period of Recognition
	(in thousands)	(in years)

Equity incentive plan awards	$6,783	1.80
Employee stock purchase plan	$81	0.29

3  –  Investments

Fair value accounting guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

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

For investments that have quoted market prices in active markets, the Company uses the quoted market price as fair value and includes these investments in Level 1 of the fair value hierarchy.  The Company classifies U.S. Treasury securities and publicly traded equity securities as Level 1.  When quoted market prices in active markets are not available, the Company relies on a pricing service to estimate fair value.  The Company classifies its fixed maturity securities other than U.S. Treasury securities and private placements as Level 2.  Private placement fixed maturity securities and non-publicly traded equity securities are classified as Level 3.

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

When the independent pricing service provides a fair value estimate, the Company uses that estimate.  At September 30, 2010, the independent pricing service provided a fair value estimate for all of the investments classified as Level 1 investments within the fair value hierarchy and approximately 98% of the investments classified as Level 2 estimates within the fair value hierarchy.  The fair value of all Level 2 securities is based on observable market inputs.

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

The following is a summary of the fair value measurements of applicable Company assets by level within the fair value hierarchy as of September 30, 2010 and December 31, 2009.  These assets are measured at fair value on a recurring basis.  There were no transfers to or from Levels 1 and 2 of the fair value hierarchy in 2010.  The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

		Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fixed maturities available for sale:
U.S. Treasury securities	$141,256	$141,256
Obligations of U.S. government corporations and agencies	17,495		$17,495
Obligations of states and political subdivisions	1,238,179		1,238,179
Corporate securities	501,139		501,039	$100
Mortgage-backed securities	387,369		387,369
Total available for sale	2,285,438	141,256	2,144,082	100
Equity securities:
Dividend income portfolio of common stocks	24,994	24,994
International fund	41,805	41,805
Total stock market index fund	153,621	153,621
Other	6			6
Total equity securities	220,426	220,420		6
Total	$2,505,864	$361,676	$2,144,082	$106

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fixed maturities available for sale:
U.S. Treasury securities	$110,228	$110,228
Obligations of U.S. government corporations and agencies	25,449		$25,449
Obligations of states and political subdivisions	1,074,458		1,074,458
Corporate securities	516,611		516,511	$100
Mortgage-backed securities	403,433		403,433
Total available for sale	2,130,179	110,228	2,019,851	100
Equity securities:
International fund	40,093	40,093
Total stock market index fund	146,296	146,296
Other	6			6
Total equity securities	186,395	186,389		6
Total	$2,316,574	$296,617	$2,019,851	$106

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended September 30, 2010
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at July 1, 2010	$100	$6	$106
Balance at September 30, 2010	$100	$6	$106

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine months ended September 30, 2010
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at January 1, 2010	$100	$6	$106
Balance at September 30, 2010	$100	$6	$106

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three months ended September 30, 2009
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at July 1, 2009	$2,544	$6	$2,550
Settlements	(165)		(165)
Balance at September 30, 2009	$2,379	$6	$2,385

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine months ended September 30, 2009
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at January 1, 2009	$3,116	$6	$3,122
Total losses (realized/unrealized)
Included in earnings	(138)		(138)
Settlements	(599)		(599)
Balance at September 30, 2009	$2,379	$6	$2,385

The amount of total losses for the nine month period included in earnings (realized investment gains, net) attributable to the change in unrealized losses relating to assets still held at September 30, 2009	$(138)	$—	$(138)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The other invested assets on the balance sheet at December 31. 2009 were carried at cost and were tested for impairment on a quarterly basis.  During the first quarter of 2009, the assets were written down to fair value and an impairment charge of $299,000 was included in earnings for the period.  Fair value was determined based on cash flow analysis and other valuation techniques, based on unobservable inputs (Level 3).  The security was sold in the second quarter of 2010, at a loss of $635,000.

The amortized cost and estimated fair value of investments in fixed maturity and equity securities are as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$429	$23		$452
Obligations of states and political subdivisions	77,063	4,782		81,845
Corporate securities	84,192	6,052		90,244
Total held to maturity	161,684	10,857		172,541
Available for sale:
U.S. Treasury securities	134,732	6,524		141,256
Obligations of U.S. government corporations and agencies	16,276	1,219		17,495
Obligations of states and political subdivisions	1,155,141	83,038		1,238,179
Corporate securities	453,530	47,609		501,139
Mortgage-backed securities	361,197	26,172		387,369
Total available for sale	2,120,876	164,562		2,285,438
Total fixed maturities	$2,282,560	$175,419		$2,457,979
Total equity securities	$164,245	$56,347	$(166)	$220,426

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

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2010 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity:

Due through December 31, 2011	$31,408	$31,949

Due 2012 through 2015	112,069	121,276

Due 2016 through 2020	7,997	8,379

Due after 2020	10,210	10,937
	161,684	172,541
Available for sale:

Due through December 31, 2011	152,234	155,811

Due 2012 through 2015	496,708	532,480

Due 2016 through 2020	684,013	747,579

Due after 2020	426,724	462,199
	1,759,679	1,898,069
Mortgage-backed securities	361,197	387,369
	2,120,876	2,285,438
Total fixed maturities	$2,282,560	$2,457,979

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Realized gross gains (losses) from investments were as follows:

	For the three months ended September 30,
	2010		2009
	(in thousands)

Fixed maturity securities:
Available for sale:
Gross gains	$	―	$2,440

Net realized investment gains	$	―	$2,440

	For the nine months ended September 30,
	2010	2009
	(in thousands)

Fixed maturity securities:
Available for sale:
Gross gains	$1,161	$4,376
Gross losses		(1,997)
Other than temporary impairment losses		(681)

Other invested assets:
Gross losses	(635)
Other than temporary impairment losses		(299)

Net realized investment gains	$526	$1,399

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Harleysville Group held securities with unrealized losses at September 30, 2010 and December 31, 2009 as follows:

	September 30, 2010
	Fair Value	Unrealized Loss	Length of Unrealized Loss
			Less Than 12 Months
	( in thousands)
Equity securities:	$12,962	$166	$166

	December 31, 2009
	Fair Value	Unrealized Loss	Length of Unrealized Loss
			Less Than 12 Months	Over 12 Months
	(in thousands)
Fixed maturities:
U.S. Treasury securities	$76,791	$462	$462
Obligations of U.S. government corporations and agencies	1,429	60	60
Obligations of states and political subdivisions	115,997	1,947	1,947
Corporate securities	27,450	810	22	$788
Mortgage-backed securities	2,973	11	11
Total fixed maturities	224,640	3,290	2,502	788

Equity securities	944	11	11
Total temporarily impaired securities	$225,584	$3,301	$2,513	$788

There are 11 positions that comprise the unrealized loss in equity investments at September 30, 2010.  They have not been below cost for significant continuous amounts of time.  Harleysville Group is monitoring these securities and it is possible that some may be written down in the income statement in the future.

There were no credit-related impairment charges in the three and nine months ended September 30, 2010.  There were credit-related impairment charges of $980,000 in the nine months ended September 30, 2009.  There were no credit-related impairment charges in the three months ended September 30, 2009.  The nine month 2009 credit-related impairment charges consisted of $681,000 on fixed income securities and $299,000 on other invested assets.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4  –  Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$20,829	$24,724	$45,933	$62,145
Denominator for basic earnings per share -- weighted average shares outstanding	27,397,201	27,764,870	27,613,629	28,017,293
Effect of stock incentive plans	157,029	177,588	188,873	169,360
Denominator for diluted earnings per share	27,554,230	27,942,458	27,802,502	28,186,653
Basic earnings per share	$.76	$.89	$1.66	$2.22
Diluted earnings per share	$.76	$.88	$1.65	$2.20

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Number of options	1,001	563	904	568

5  –  Reinsurance

Premiums earned are net of amounts ceded of $31,578,000 and $92,052,000 for the three and nine months ended September 30, 2010, respectively, and $28,094,000 and $81,018,000 for the three and nine months ended September 30, 2009, respectively.  Losses and loss settlement expenses are net of amounts ceded of $8,431,000 and $34,393,000 for the three and nine months ended September 30, 2010, respectively, and $5,228,000 and $25,454,000 for the three and nine months ended September 30, 2009, respectively.  Such amounts ceded do not include the reinsurance transactions with the Mutual Company under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers.

Pursuant to the terms of a reinsurance pooling agreement with the Mutual Company, each of the insurance subsidiaries of the Company and Harleysville Pennland Insurance Company (Pennland), a subsidiary of the Mutual Company, cede premiums, losses and underwriting expenses on all of their respective business to the Mutual Company which, in turn, retrocedes to such subsidiaries and Pennland a specified portion of premiums, losses and

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

underwriting expenses of the Mutual Company and such subsidiaries and Pennland. Because this agreement does not relieve the Company’s insurance subsidiaries of primary liability as originating insurers, there is a concentration of credit risk arising from business ceded to the Mutual Company.  However, the reinsurance pooling agreement provides for the right of offset.  The Mutual Company has an A. M. Best rating of “A” (Excellent).  Effective January 1, 2010, the pooling agreement was amended to exclude reinsurance premiums, losses, loss settlement expenses and underwriting expenses voluntarily assumed by the Mutual Company.

6  –  Cash Flows

Net cash tax payments of $5,100,000 and $16,354,000 were made in the first nine months of 2010 and 2009, respectively.  Cash interest payments of $5,852,000 and $6,022,000 were made in the first nine months of 2010 and 2009, respectively.

7  –  Segment Information

The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

Financial data by segment is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$171,725	$170,098	$503,668	$521,228
Personal lines	48,510	42,493	139,138	124,175
Total premiums earned	220,235	212,591	642,806	645,403
Net investment income	25,323	26,299	77,020	79,052
Realized investment gains	―	2,440	526	1,399
Other	4,241	2,962	11,910	9,793
Total revenues	$249,799	$244,292	$732,262	$735,647
Income before income taxes:
Underwriting gain (loss):
Commercial lines	$2,357	$5,907	$(14,613)	$(371)
Personal lines	(589)	132	(11,246)	1,144
SAP underwriting gain (loss)	1,768	6,039	(25,859)	773
GAAP adjustments	(3,244)	(1,543)	683	384
GAAP underwriting gain (loss)	(1,476)	4,496	(25,176)	1,157
Net investment income	25,323	26,299	77,020	79,052
Realized investment gains	―	2,440	526	1,399
Other	1,883	474	4,300	1,952
Income before income taxes	$25,730	$33,709	$56,670	$83,560

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8  –  Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2010 and 2009 consisted of the following (all amounts are net of taxes):
	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net income	$20,829	$24,724	$45,933	$62,145
Other comprehensive income:
Unrealized gains on securities:
Unrealized investment holding gains arising during period	38,238	55,838	51,244	88,216
Less:
Reclassification adjustment for gains included in net income	―	(1,587)	(342)	(910)
Net unrealized investment gains	38,238	54,251	50,902	87,306
Defined benefit pension plans:
Recognized net actuarial loss	606	295	1,576	887
Other comprehensive income	38,844	54,546	52,478	88,193
Comprehensive income	$59,673	$79,270	$98,411	$150,338

Accumulated other comprehensive income (loss) at September 30, 2010 and December 31, 2009 consisted of the following amounts (which are net of tax):

	September 30, 2010	December 31, 2009
	(in thousands)
Unrealized investment gains	$143,483	$92,581
Defined benefit pension plan - net actuarial loss	(28,729)	(30,305)
Accumulated other comprehensive income	$114,754	$62,276

9  –  Pension

Harleysville Group Inc. has a frozen pension plan that covers employees hired before January 1, 2006.  The net periodic pension cost for the plan including the Mutual Company consists of the following components:

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Components of net periodic pension cost:
Interest cost	$2,989	$2,870	$8,920	$8,612
Expected return on plan assets	(3,036)	(2,980)	(9,060)	(8,940)
Recognized net actuarial loss	1,321	641	3,435	1,919
Net periodic pension cost:
Entire plan	$1,274	$531	$3,295	$1,591
Harleysville Group portion	$899	$377	$2,325	$1,132

Harleysville Group’s portion of the 2010 contributions to the pension plan is $6,720,000.  Contributions of $5,047,000 were made in the nine months ended September 30, 2010.

10  –  Borrowings

Debt is as follows:
	September 30, 2010	December 31, 2009
	(in thousands)

Notes, 5.75%, due 2013	$100,000	$100,000
Demand term-loan payable to the Mutual Company, LIBOR plus 0.45%, due 2012	18,500	18,500
Total debt	$118,500	$118,500

The fair value of the notes was $99,853,000 and $99,975,000 at September 30, 2010 and December 31, 2009, respectively, based on quoted market prices for the same or similar debt. The carrying value of the remaining debt approximates fair value.

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

As of September 30, 2010, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  Federal tax years 2007 through 2009 were open for examination as of September 30, 2010.

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

In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging.”  This ASU clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another (thereby redistributing credit risk) is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU is effective the first day of the first fiscal quarter beginning after June 15, 2010.  The adoption of this ASU did not have a material impact on the Company’s results of operations or financial position.

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force).”  This ASU amends FASB Accounting Standards Codification (ASC) Topic 944, Financial Services-Insurance, to address which costs related to the acquisition of new or renewal insurance contracts qualify for deferral.  The ASU allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are (1) incremental direct costs of the contract transaction (i.e., would not have occurred without the contract transaction), (2) a portion of the employee’s compensation and fringe benefits related to certain activities for successful contract acquisitions, or (3) direct-response advertising costs as defined in ASC Subtopic 340-20, Other Assets and Deferred Costs – Capitalized Advertising Costs.  An insurance entity would expense as incurred all other costs related to the acquisition of new or renewal insurance contracts.  The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and can be applied either prospectively or retrospectively.  Early application is permitted at the beginning of an entity’s annual reporting period.  The impact of adopting this ASU is currently being evaluated.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Certain of the statements contained herein (other than statements of historical facts) are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, legislative and regulatory developments. These forward looking statements are suject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect on Harleysville Group. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on Harleysville Group will be those anticipated by management. Actual financial results, including premium levels and underwriting results, could differ materially from those anticipated by Harleysville Group depending on the outcome of certain factors, which may include changes in property and casualty loss trends and reserves; the insurance product pricing environment; changes in applicable law; government regulation and changes therein that may impede the ability to charge adequate rates; performance of and instability in the financial markets; investment losses; fluctuations in interest rates; significant catastrophe events in the geographic regions where we do business; decreased demand for property and casualty insurance; availability and price of reinsurance; the A. M. Best group rating of Harleysville Group; and the status of labor markets in which the Company operates.

Overview

The Company’s net income is primarily determined by three elements:

•	net premium income;

•	investment income and realized investment gains (losses); and

•	amounts paid or reserved to settle insured claims.

Variations in premium income are subject to a number of factors, including:

•	limitations on premium rates arising from the competitive marketplace or regulation;

•	limitations on available business arising from a need to maintain the quality of underwritten risks;

•	the Company’s ability to maintain its A(“excellent”) group rating by A.M. Best; and

•	the ability of the Company to maintain a reputation for efficiency and fairness in claims administration.

Variations in investment income and realized investment gains (losses) are subject to a number of factors, including:

•	general interest rate levels and financial market conditions;

•	specific adverse events affecting the issuers of debt obligations held by the Company; and

•	changes in the prices of debt and equity securities generally and those held by the Company specifically.

Loss and loss settlement expenses are affected by a number of factors, including:

•	the quality of the risks underwritten by the Company;

•	the nature and severity of catastrophic losses;

•	the availability, cost and terms of reinsurance; and

•	underlying settlement costs, including medical and legal costs.

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

The application of certain of these critical accounting policies to the periods ended September 30, 2010 and 2009 is discussed in greater detail below.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Premiums earned increased $7.6 million, or 3.6%, during the three months ended September 30, 2010, compared to the same period in the prior year due to an increase of $1.6 million, or 1.0%, in premiums earned for commercial lines and an increase of $6.0 million, or 14.2% in premiums earned for personal lines.  The increase in premiums earned for commercial lines was primarily due to higher premium writings in the current year, partially offset by lower average premiums due to competitive pricing conditions.  The increase in premiums earned for personal lines was primarily due to an increase in new business writings and higher average premiums.

Premiums earned decreased $2.6 million, or 0.4%, during the nine months ended September 30, 2010, compared to the same period in the prior year primarily due to a decrease of $17.6 million in premiums earned for commercial lines, partially offset by an increase of $15.0 million in premiums earned for personal lines.  The decrease in premiums earned for commercial lines was 3.4%.  The increase in premiums earned for personal lines was 12.0%.  The decrease in premiums earned for commercial lines was primarily due to lower average premiums, lower exposures and a decline in assumed premiums from involuntary pools.  The increase in premiums earned for personal lines was primarily due to an increase in new business writings and higher average premiums.

Investment income decreased $1.0 million and $2.0 million for the three and nine months ended September 30, 2010, respectively, compared to the same prior year periods.  The decreases were primarily due to a lower investment yield on fixed income securities and short-term investments and a greater percentage of fixed income securities invested in tax-exempt securities.

Net realized investment gains decreased $2.4 million and $0.9 million for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009.  There were credit-related impairment charges of $1.0 million in the nine months ended September 30, 2009 ($0.7 million on fixed income securities and $0.3 on other invested assets), as the declines of investments below cost were deemed to be other than temporary.  There were no credit-related impairment charges in 2010.

Harleysville Group held securities with unrealized losses at September 30, 2010 as follows:

	Fair Value	Unrealized Loss	Length of Unrealized Loss
			Less Than 12 Months
	(in thousands)
Equity securities	$12,962	$166	$166

There are 11 positions that comprise the unrealized loss in equity investments at September 30, 2010.  They have not been below cost for significant continuous amounts of time.  Harleysville Group is monitoring these securities and it is possible that some may be written down in the income statement in the future.

Income before income taxes decreased $8.0 million and $26.9 million for the three and nine months ended September 30, 2010, compared to the same prior year periods.  The decreases were primarily due to underwriting losses in the 2010 periods compared to underwriting gains in the prior year periods, and decreases in investment income.  The underwriting losses in 2010 were primarily due to greater catastrophe losses in both the three and nine month periods of 2010 compared to the prior year periods.  Catastrophe losses increased to $3.7 million for the three months ended September 30, 2010 from $0.9 million for the three months ended September 30, 2009.  Catastrophe losses increased to $32.7 million for the nine months ended September 30, 2010 from $6.2 million for the nine months ended September 30, 2009.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability.  This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium.  The statutory combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense.  A ratio of less than 100 percent generally indicates underwriting profitability.  Harleysville Group’s statutory combined ratio increased to 99.9% for the three months ended September 30, 2010 from 98.9% for the three months ended September 30, 2009 and increased to 102.9% for the nine months ended September 30, 2010 from 100.1% for the nine months ended September 30, 2009.

The statutory combined ratios by line of business for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, are shown below.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Commercial:
Automobile	104.0%	93.2%	100.2%	90.6%
Workers compensation	105.1%	104.2%	107.8%	108.1%
Commercial multi-peril	102.4%	103.5%	106.1%	105.1%
Other commercial	84.8%	97.7%	87.8%	99.6%
Total commercial	100.9%	100.1%	102.3%	100.9%

Personal:
Automobile	104.1%	96.9%	104.9%	102.4%
Homeowners	94.9%	97.8%	113.2%	95.0%
Other personal	60.0%	73.3%	58.8%	75.1%
Total personal	97.2%	95.7%	105.4%	97.1%

Total personal and commercial	99.9%	98.9%	102.9%	100.1%

The commercial lines statutory combined ratio increased to 100.9% and 102.3% for the three and nine months ended September 30, 2010 from 100.1% and 100.9% for the three and nine months ended September 30, 2009.  The increase in the combined ratio for the nine months ended September 30, 2010 is primarily due to the higher than average catastrophe experience affecting property coverages during this period, whereas catastrophe experience for the nine months ended September 30, 2009 was below average levels.  Catastrophe losses in the commercial lines represented 3.2 points of the combined ratio in the nine months ended September 30, 2010 compared to 0.8 points in the nine months ended September 30, 2009.  The higher than average catastrophe experience in 2010 relates to a series of severe winter storms that impacted the mid-Atlantic, northeast and southeast regions of the country in the first quarter, as well as several wind and hail events in the mid-Atlantic and Midwest regions of the country during the second quarter.

For the commercial automobile line of business, the recognition of $0.8 million and $4.6 million of favorable prior year development in the three and nine months ended September 30, 2010 compared to $4.9 million and $16.3 million in the three and nine months ended September 30, 2009 contributed to the increase in the statutory combined ratio in that line.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The personal lines statutory combined ratio increased to 97.2% and 105.4% for the three and nine months ended September 30, 2010 from 95.7% and 97.1% for the three and nine months ended September 30, 2009.  These increases are primarily due to the higher than average catastrophe experience affecting property coverages during the three and nine months ended September 30, 2010, whereas catastrophe experience for the three and nine months ended September 30, 2009 was below average levels.  Catastrophe losses in the personal lines represented 6.2 points and 11.9 points of the combined ratio in the three and nine months ended September 30, 2010 compared to 1.6 points and 1.5 points in the three and nine months ended September 30, 2009.  The higher than average catastrophe experience in 2010 relates to a series of severe winter storms that impacted the mid-Atlantic, northeast and southeast regions of the country in the first quarter, as well as several wind and hail events in the mid-Atlantic, northeast and midwest regions of the country during the second and third quarters.

For the personal automobile line of business, a higher level of claim frequency contributed to the increase in the combined ratio for the three and nine months ending September 30, 2010 compared to the level observed in the three and nine months ending September 30, 2009.

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	September 30, 2010	December 31, 2009
	(in thousands)
Commercial:
Automobile	$297,321	$302,378
Workers compensation	373,388	376,522
Commercial multi-peril	634,708	623,946
Other commercial	141,682	139,612
Total commercial	1,447,099	1,442,458

Personal:
Automobile	79,684	77,234
Homeowners	37,890	35,406
Other personal	2,561	4,066
Total personal	120,135	116,706

Total personal and commercial	1,567,234	1,559,164

Plus reinsurance recoverable	220,035	223,128

Total liability	$1,787,269	$1,782,292

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

The following table presents the increase (decrease) in the estimated ultimate loss and loss settlement expenses attributable to insured events of prior years for the nine months ended September 30, 2010 by line of business:

	Total	Accident Years
		2009	2008	2007 and Prior Years
	(in thousands)
Commercial:
Automobile	$(4,588)	$317	$25	$(4,930)
Workers compensation	(5,468)	827	(15)	(6,280)
Commercial multi-peril	(14,895)	(4,394)	(1,389)	(9,112)
Other commercial	(5,923)	(46)	(2,450)	(3,427)
Total commercial	(30,874)	(3,296)	(3,829)	(23,749)

Personal:
Automobile	(3,369)	695	(939)	(3,125)
Homeowners	(222)	(451)	154	75
Other personal	(661)	(11)	126	(776)
Total personal	(4,252)	233	(659)	(3,826)

Total net development	$(35,126)	$(3,063)	$(4,488)	$(27,575)

There was $35.1 million of net favorable development in the provision for insured events in prior years for the nine months ended September 30, 2010, ($13.0 million in the third quarter of 2010), of which $30.9 million was in commercial lines and $4.2 million was in personal lines.  The favorable development primarily related to the 2004 through 2007 accident years as a result of lower than expected claim severity experienced broadly across most lines of business.

There was $26.8 million of net favorable development in the provision for insured events in prior years for the nine months ended September 30, 2009, ($9.5 million in the third quarter of 2009), of which $23.4 million was in commercial lines and $3.4 million was in personal lines.  The favorable development primarily related to the 2003 through 2006 accident years as a result of lower than expected claim severity experienced in the commercial automobile, commercial multi-peril and workers compensation lines of business.  Approximately $1.6 million of the $5.6 million of favorable workers compensation development was related to the Company’s involuntary pools.

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group’s pooling share of the total pooled amounts:

	For the nine months ended September 30, 2010	For the year ended December 31, 2009
	(dollars in thousands)
Number of claims pending, beginning of period	4,743	5,367
Number of claims reported	4,843	6,674
Number of claims settled or dismissed	(4,793)	(7,298)
Number of claims pending, end of period	4,793	4,743

Losses paid	$38,284	$62,956
Loss settlement expenses paid	$10,643	$14,141

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Workers compensation losses primarily consist of indemnity and medical costs for injured workers.

Harleysville Group records the actuarial best estimate of the ultimate unpaid losses and loss settlement expenses incurred.  The estimate represents the actuarially determined expected amount of future payments on all loss and loss settlement expenses incurred on or before September 30, 2010.  Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends.

The following table presents the liability for unpaid losses and loss settlement expenses (LAE) by case and incurred but not reported (IBNR) reserves by line of business as of September 30, 2010:

	Case	IBNR	LAE Liability	IBNR (Incl. LAE)	Total Liability
	(in thousands)
Commercial:
Automobile	$111,613	$134,427	$51,281	$185,708	$297,321
Workers compensation	159,874	161,322	52,192	213,514	373,388
Commercial multi-peril	178,801	288,412	167,495	455,907	634,708
Other commercial	32,943	76,225	32,514	108,739	141,682
Total commercial	483,231	660,386	303,482	963,868	1,447,099

Personal:
Automobile	38,134	27,660	13,890	41,550	79,684
Homeowners	12,602	18,082	7,206	25,288	37,890
Other personal	777	1,449	335	1,784	2,561
Total personal	51,513	47,191	21,431	68,622	120,135

Total net liability	534,744	707,577	324,913	1,032,490	1,567,234

Reinsurance recoverable	140,812	78,996	227	79,223	220,035

Total gross liability	$675,556	$786,573	$325,140	$1,111,713	$1,787,269

Reinsurance receivables were $222.2 million and $226.8 million at September 30, 2010 and December 31, 2009, respectively.  Of these amounts, $106.1 million and $107.4 million, or 48% and 47%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi-governmental pools and reinsurance facilities where, Harleysville Group believes, there is limited credit risk.  The remainder of the reinsurance receivables are principally due from reinsurers rated A- or higher by A.M. Best.  Ceded reinsurance contracts do not relieve Harleysville Group’s primary obligation to its policyholders.  Consequently, an exposure exists with respect to reinsurance recoverables to the extent that any reinsurer is unable to meet its obligation or disputes the liabilities assumed under the reinsurance contract. From time to time, Harleysville Group may encounter such disputes with its reinsurers.  In addition, the creditworthiness of our reinsurers could deteriorate in the future due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses.  Harleysville Group’s changes in its claims operation in recent years have resulted in new people and processes involved in settling claims.  As a result, more recent statistical data reflects different patterns than in the

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

past and gives rise to uncertainty as to the pattern of future loss settlements.  There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair.  Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past.  Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at September 30, 2010.

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

Effective for one year from July 1, 2010, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiaries renewed their catastrophe reinsurance treaty under which they are purchasing higher coverage limits and changing their co-participation.  Annual retentions and limits on the expiring and new treaties are set forth below:

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

The income tax expense for the three and nine months ended September 30, 2010 includes a tax benefit of $3.3 million and $9.9 million associated with tax-exempt interest compared to $2.9 million and $8.0 million in the same prior year periods.

Liquidity and Capital Resources

Operating activities provided $69.1 million and $61.3 million of net cash for the nine months ended September 30, 2010 and 2009, respectively.  The increase of $7.8 million is primarily due to a decrease in federal income tax payments, partially offset by a decrease in underwriting cash flow.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(Continued)

Net cash used by investing activities was $20.2 million for the nine months ended September 30, 2010 and $19.0 million for the nine months ended September 30, 2009.  The change is primarily due to greater net purchases of investments due to the increase in net cash provided by operating activities, partially offset by the increase in cash used by financing activities.

Financing activities used $49.0 million and $42.4 million of net cash for the nine months ended September 30, 2010 and 2009, respectively.  The increase is primarily due to the increase in the purchase of treasury stock in the 2010 period compared to the 2009 period.

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

The Company maintained $4.4 million of cash and marketable securities at September 30, 2010 which is available for general corporate purpose including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock.  On February 19, 2009, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions.  Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases or because its officers are in possession of material, non-public information. The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company.  This program was completed on June 15, 2009.  On July 30, 2009, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of February 19, 2009.  The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company.  This program was completed on August 3, 2010.  On August 6, 2010, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its common stock over a two year period under terms similar to the repurchase authorization of July 30, 2009.  The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from the Mutual Company.  As of November 1, 2010, the Company had repurchased 245,084 shares under this authorization, leaving 554,916 shares authorized to be repurchased.  On August 6, 2010, the Board of Directors also increased the Company’s regular quarterly cash dividend to shareholders from $.325 per share to $.36 per share.  On October 29, 2010, the Board of Directors declared a special cash dividend of $1.44 per share, in addition to the regular quarterly cash dividend of $.36 per share, payable on November 30, 2010 to shareholders of record on November 15, 2010.  Harleysville Group has no other material commitments for capital expenditures as of September 30, 2010.

As a holding company, the Company’s principal source of cash for the payment of dividends is dividends from its insurance subsidiaries.  The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends.  The Company’s insurance subsidiaries paid dividends of $29.5 million to the Company in 2010.  These dividends had been declared in 2009.  The Company’s insurance subsidiaries declared, but have not yet paid, dividends of  $71.9 million to the Company in the third quarter of 2010.

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

Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2009 to September 30, 2010.  During the third quarter of 2010, the Company increased its holdings of equity securities by approximately $25 million.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 4.
Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, as of September 30, 2010, which is the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective to  provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the third quarter of 2010, for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the SEC.

(b)
Change in internal control over financial reporting.  There was no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

The business, results of operations and financial condition, and therefore the value of Harleysville Group’s securities, are subject to a number of risks.  Some of those risks are set forth in the Company’s annual report on Form 10-K for fiscal year 2009, filed with the SEC on March 5, 2010.  There has been no material change from risk factors as previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases Of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program

July 1 - July 31, 2010	219,119	$31.75	219,119	35,843
August 1 – August 31, 2010	181,734	$31.37	181,734	654,109
September 1 – September 30, 2010	102,115	$32.00	99,193	554,916

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

(2)
Represents the total number of shares repurchased during the period, 500,647 of which were settled for cash on or before September 30, 2010.

In accordance with the terms of its Equity Incentive Plan, the Company acquired the following shares from employees in connection with stock option exercises and the vesting of restricted stock.  The stock was received in payment of the exercise price of the stock options and in satisfaction of withholding taxes due upon exercise or vesting.

September 2010:  2,922 shares

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

Harleysville Group Inc.

Date: November 5, 2010	By:	/s/ ARTHUR E. CHANDLER
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

___________________
*Filed herewith.