Form 10-K
period 2010-12-31
HARLEYSVILLE GROUP INC
filed 2011-03-04
CIK 792013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

On June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the registrant was $399,218,118.

The number of shares outstanding of the registrant’s common stock, as of March 1, 2011 was 27,082,867.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held April 27, 2011 are incorporated by reference in Part III of this report.

HARLEYSVILLE GROUP INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2010

PART I

Item 1.	Business.

General

Harleysville Group Inc. (the Company) is an insurance holding company headquartered in Pennsylvania which, through its subsidiaries, engages in the property and casualty insurance business on a regional basis in the United States. As used herein, “Harleysville Group” refers to Harleysville Group Inc. and its subsidiaries.

The Company is a Delaware corporation formed by Harleysville Mutual Insurance Company (the Mutual Company) in 1979 as a wholly owned subsidiary. In May 1986, the Company completed an initial public offering of its common stock, reducing the percentage of outstanding shares owned by the Mutual Company to approximately 70%. In April 1992, the Mutual Company completed a secondary public offering of a portion of the Company’s common stock then owned by it, further reducing the percentage of outstanding shares owned by the Mutual Company. At December 31, 2010, the Mutual Company owned approximately 54% of the Company’s outstanding shares.

Harleysville Group and the Mutual Company operate together to pursue a strategy of underwriting a broad array of personal and commercial coverages. These insurance coverages are marketed primarily in the eastern and midwestern United States through approximately 1,300 insurance agencies. Regional offices are maintained in Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, and Virginia. The Company’s property and casualty insurance subsidiaries are: Harleysville-Atlantic Insurance Company (Atlantic), Harleysville Insurance Company (HIC), Harleysville Insurance Company of New Jersey (HNJ), Harleysville Insurance Company of New York (HIC New York), Harleysville Insurance Company of Ohio (HIC Ohio), Harleysville Lake States Insurance Company (Lake States), Harleysville Preferred Insurance Company (Preferred), and Harleysville Worcester Insurance Company (Worcester). Harleysville Group Inc. acquired Mainland Insurance Company (Mainland) from the Mutual Company in December 2010. HIC New York was then merged into Mainland and the surviving company was re-named Harleysville Insurance Company of New York (HIC New York). Mainland was a shell property and casualty insurance company with no premiums or outstanding insurance obligations. The acquisition and merger were completed to facilitate the redomestication of HIC New York from New York to Pennsylvania in order to improve the efficiency of the corporate structure.

The Company operates regionally. Management believes that the Company’s regional organization permits each regional operation to benefit from economies of scale provided by centralized support while encouraging local marketing autonomy and managerial entrepreneurship. Services which directly involve the insured or the agent (i.e., underwriting, claims and marketing) generally are performed regionally in accordance with Company-wide standards to promote high quality service, while actuarial, investment, legal, data processing and similar services are performed centrally. Since its formation, the Company’s network of insurance companies has expanded significantly. In 1983, the Company acquired Worcester, a property and casualty insurer which has conducted business in New England since 1823. In 1984, HNJ was formed by the Company and began underwriting property and casualty insurance in New Jersey. In 1987, the Company acquired Atlantic, a property and casualty insurer which has conducted business in the southeastern United States since 1905. In 1991, the Company acquired HIC New York, which conducts business in New York. In 1993, the Company acquired Lake States, which primarily conducts business in Michigan. In 1994, the Company formed HIC Ohio which began underwriting property and casualty insurance in Ohio. In 1997, the Company acquired HIC, which primarily conducted business in Minnesota and neighboring states.

The Company’s property and casualty subsidiaries participate in an intercompany pooling arrangement whereby these subsidiaries cede to the Mutual Company all of their net premiums written and assume from the Mutual Company a portion of the pooled business. See “Business - Pooling Arrangement.”

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

Harleysville Group and the Mutual Company have an A.M. Best Company, Inc. (Best’s) group rating of “A” (excellent), which was upgraded from A- in April 2010. Best’s ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Management believes that the Best’s rating is an important factor in marketing Harleysville Group’s products to its agents and customers, and that the current rating is satisfactory in that regard.

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

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2010	2009	2008
GAAP combined ratio	103.1%	99.5%	100.5%

Statutory operating ratios:
Loss ratio	67.9%	64.3%	66.5%
Expense and dividend ratios	34.6%	35.5%	33.8%

Statutory combined ratio	102.5%	99.8%	100.3	%(1)

(1)	The statutory combined ratio for 2008 includes a benefit of 0.4% due to the impact of the transfer of liabilities in connection with the pool change. This benefit results from the statutory treatment of the ceding commission paid on the unearned premiums transferred on January 1, 2008. Excluding this benefit, the statutory combined ratio was 100.7%. See Note 2(a) of the Notes to Consolidated Financial Statements.

The following table sets forth the net written premiums and combined ratios by line of insurance, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for Harleysville Group for the periods indicated:

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2010	2009	2008	2008
			Without Intercompany Pooling Transfer (1)
	(dollars in thousands)
Net Premiums Written
Commercial:
Automobile	$178,353	$182,169	$198,680	$208,983
Workers compensation	77,734	80,484	100,701	105,809
Commercial multi-peril	338,992	326,242	350,209	367,839
Other commercial	84,078	85,380	92,043	96,228

Total commercial	679,157	674,275	741,633	778,859

Personal:
Automobile	102,045	85,195	75,805	79,664
Homeowners	87,736	80,044	75,912	80,044
Other personal	13,123	12,103	11,062	11,563

Total personal	202,904	177,342	162,779	171,271

Total Harleysville Group Business	$882,061	$851,617	$904,412	$950,130

Combined Ratios
Commercial:
Automobile	100.0%	91.4%	93.1%	92.6%
Workers compensation	106.1%	106.2%	112.9%	112.4%
Commercial multi-peril	106.1%	105.1%	104.5%	104.1%
Other commercial	88.8%	97.6%	89.6%	89.3%
Total commercial	102.3%	100.7%	100.9%	100.4%
Personal:
Automobile	104.9%	103.0%	96.1%	95.7%
Homeowners	108.2%	92.7%	105.8%	105.3%
Other personal	62.6%	81.1%	88.7%	88.8%
Total personal	103.5%	96.8%	100.1%	99.7%
Total Harleysville Group Business	102.5%	99.8%	100.7%	100.3%

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

The following table sets forth a chronology of the changes that have occurred in the pooling agreement since it became effective on January 1, 1986.

Chronology of Changes in Pooling Agreement

Date	Harleysville Group Percentage	Mutual Company/Pennland Percentage	Event
January 1, 1986	30%	70%	Current pooling agreement began with Preferred and HNJ as participants with the Mutual Company.
July 1, 1987	35%	65%	Atlantic acquired and included in the pool.
January 1, 1989	50%	50%	Worcester included in the pool.
January 1, 1991	60%	40%	HIC New York acquired and included in the pool and the Mutual Company formed Pennland (not a pool participant) to write Pennsylvania personal automobile business.
January 1, 1996	65%	35%	Pennland included in the pool.
January 1, 1997	70%	30%	Lake States included in the pool.
January 1, 1998	72%	28%	HIC included in the pool.
January 1, 2008	80%	20%	Amendment to the pooling participation percentages.
January 1, 2010	80%	20%	Amendment to exclude any premiums, losses and expenses assumed by the Mutual Company, other than business assumed from any mandatory regulatory pool or association.
January 1, 2011	80%	20%	Amendment to establish that the financial results of the workers compensation line of business for accident years 2011 and following will be retained 100% by the Mutual Company.

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

The following table sets forth the net premiums written and combined ratios by line of insurance for the total business of the pooled companies after elimination of management fees and the voluntary assumed reinsurance business of the Mutual Company, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for the periods indicated.

TOTAL BUSINESS OF POOLED COMPANIES

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Net Premiums Written
Commercial:
Automobile	$222,941	$227,711	$248,349
Workers compensation	97,167	100,606	125,876
Commercial multi-peril	423,742	407,803	437,761
Other commercial	105,097	106,724	115,054

Total commercial	848,947	842,844	927,040

Personal:
Automobile	127,556	106,493	94,757
Homeowners	109,670	100,056	94,889
Other personal	16,403	15,128	13,828

Total personal	253,629	221,677	203,474

Total pooled business	$1,102,576	$1,064,521	$1,130,514

Combined Ratios(1)
Commercial:
Automobile	100.0%	91.6%	93.3%
Workers compensation	109.6%	106.4%	114.2%
Commercial multi-peril	106.1%	105.1%	104.6%
Other commercial	89.1%	97.6%	89.7%
Total commercial	102.7%	100.7%	101.2%
Personal:
Automobile	106.8%	104.4%	99.0%
Homeowners	108.1%	92.8%	105.8%
Other personal	62.6%	81.1%	88.7%
Total personal	104.4%	97.5%	101.5%
Total pooled business	103.0%	100.0%	101.2%

(1)	See the definition of combined ratio in “Business-Property and Casualty Underwriting.”

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

The following table sets forth a reconciliation of beginning and ending net reserves for unpaid losses and loss settlement expenses for the years indicated for the total business of the pooled companies, excluding the voluntary assumed reinsurance business of the Mutual Company, on a statutory basis.

TOTAL BUSINESS OF POOLED COMPANIES

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Reserves for losses and loss settlement expenses, beginning of the year	$1,997,647	$1,998,006	$1,967,094

Incurred losses and loss settlement expenses:
Provision for insured events of the current year	798,294	734,820	802,925
Decrease in provision for insured events of prior years	(56,437)	(42,781)	(34,307)

Total incurred losses and loss settlement expenses	741,857	692,039	768,618

Payments:
Losses and loss settlement expenses attributable to insured events of the current year	311,542	254,342	283,524
Losses and loss settlement expenses attributable to insured events of prior years	433,127	438,056	454,182

Total payments	744,669	692,398	737,706

Reserves for losses and loss settlement expenses, end of the year	$1,994,835	$1,997,647	$1,998,006

The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses from 2000 through 2010 for the total pooled business of the Mutual Company, Pennland and Harleysville Group on a statutory basis. “Net reserve for losses and loss settlement expenses” sets forth the estimated liability for unpaid losses and loss settlement expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss settlement expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported.

The “Net reserves re-estimated” portion of the table shows the re-estimated amount of the previously recorded liability based on experience of each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. For example, the 2000 liability has developed a deficiency after ten years, in that re-estimated losses and loss settlement expenses are expected to be higher than the initial estimated liability established in 2000 of $1,136.8 million by $311.9 million, or 27.4%.

The “Cumulative amount of reserves paid” portion of the table shows the cumulative losses and loss settlement expense payments made in succeeding years for losses incurred prior to the balance sheet date. For example, the 2000 column indicates that as of December 31, 2010, payments of $1,172.8 million of the currently re-estimated ultimate liability for losses and loss settlement expenses had been made.

The “Redundancy (deficiency)” portion of the table shows the cumulative redundancy or deficiency at December 31, 2010 of the reserve estimate shown on the top line of the corresponding column. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss settlement expenses or were reevaluated at less than the original reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss settlement expenses or were reevaluated at more than the originally reserved amounts.

The following table includes all 2010 pool participants as if they had participated in the pooling arrangement in all years indicated except for acquired pool participant companies, which are included from their date of acquisition. Under the terms of the pooling arrangement, Harleysville Group is not responsible for losses on the pooled business of the Mutual Company, Preferred and HNJ occurring prior to January 1, 1986.

TOTAL BUSINESS OF POOLED COMPANIES

	Year ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(dollars in thousands)
Net reserve for losses and loss settlement expenses	$1,136,848	$1,147,517	$1,224,380	$1,514,548	$1,613,374	$1,761,198	$1,893,753	$1,967,094	$1,998,006	$1,997,647	$1,994,835
Net reserves re-estimated:
One year later	1,114,404	1,143,701	1,397,821	1,538,929	1,593,829	1,743,774	1,867,438	1,932,787	1,955,225	1,941,210
Two years later	1,124,881	1,308,498	1,459,056	1,566,305	1,602,547	1,746,441	1,827,703	1,889,611	1,902,147
Three years later	1,245,333	1,369,239	1,501,724	1,605,840	1,622,733	1,719,799	1,786,263	1,844,392
Four years later	1,290,895	1,413,644	1,557,058	1,630,971	1,612,897	1,696,843	1,753,011
Five years later	1,325,808	1,478,729	1,585,986	1,636,248	1,608,069	1,681,098
Six years later	1,387,325	1,505,789	1,601,882	1,642,881	1,603,408
Seven years later	1,411,603	1,522,153	1,616,442	1,645,017
Eight years later	1,429,381	1,538,558	1,620,582
Nine years later	1,443,393	1,543,298
Ten years later	1,448,769
Cumulative amount of reserves paid:
One year later	395,561	372,642	437,855	490,353	389,968	395,159	405,441	454,182	438,056	433,127
Two years later	609,777	654,045	759,313	742,476	642,066	673,385	716,150	773,324	721,607
Three years later	801,234	884,746	935,691	921,520	835,193	892,400	913,883	931,820
Four years later	945,886	1,005,199	1,051,788	1,042,755	979,233	1,025,007	1,035,537
Five years later	1,019,943	1,076,672	1,127,999	1,130,739	1,067,068	1,095,662
Six years later	1,066,271	1,130,754	1,187,789	1,189,524	1,113,655
Seven years later	1,102,146	1,172,272	1,230,143	1,224,529
Eight years later	1,133,497	1,204,801	1,253,632
Nine years later	1,158,271	1,222,778
Ten years later	1,172,830
Cumulative redundancy/ (deficiency)	(311,921)	(395,781)	(396,202)	(130,469)	9,966	80,100	140,742	122,702	95,859	56,437
Cumulative redundancy/ (deficiency) expressed as a percent of year-end reserves	(27.4%)	(34.5%)	(32.4%)	(8.6%)	0.6%	4.5%	7.4%	6.2%	4.8%	2.8%
Cumulative redundancy/ (deficiency) excluding pre-1986 reserve development (1)	(263,324)	(348,011)	(350,613)	(92,550)	40,764	105,846	159,049	136,703	104,406	62,661

(1)	Excludes business not included in pooling arrangement with Harleysville Group.

Harleysville Group’s reserves primarily are derived from those established for the total pooled business. The terms of the pooling agreement provide that Harleysville Group is not liable for any losses incurred by the Mutual Company, Preferred and HNJ prior to January 1, 1986, or for certain business assumed by the Mutual Company effective January 1, 2010. The GAAP loss reserve experience of Harleysville Group, as reflected in its financial statements, is shown in the following table which sets forth a reconciliation of beginning and ending net reserves for unpaid losses and loss settlement expenses for the years indicated for the business of Harleysville Group only.

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Reserves for losses and loss settlement expenses, beginning of the year	$1,559,164	$1,558,249	$1,381,812

Incurred losses and loss settlement expenses:
Provision for insured events of the current year	639,234	588,575	642,576
Decrease in provision for insured events of prior years	(50,129)	(36,084)	(31,808)

Total incurred losses and loss settlement expenses	589,105	552,491	610,768

Payments:
Losses and loss settlement expenses attributable to insured events of the current year	249,831	204,192	227,056
Losses and loss settlement expenses attributable to insured events of prior years	344,373	347,384	360,810

Total payments	594,204	551,576	587,866

Adjustment to beginning reserves resulting from change in pool participation percentage			(153,535)

Total payments adjusted for pool change			434,331

Reserves for losses and loss settlement expenses, end of the year	$1,554,065	$1,559,164	$1,558,249

See page 10 for reconciliation of net reserves to gross reserves.

Harleysville Group recognized net favorable development in the provision for insured events of prior years of $50.1 million in 2010, primarily due to lower-than-expected claims severity broadly experienced across all casualty lines in accident years 2004 through 2008, partially offset by a slight amount of adverse development in accident years prior to 2000. The 2010 net favorable development consisted of $44.8 million in commercial lines and $5.3 million in personal lines.

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

HARLEYSVILLE GROUP BUSINESS

	Year Ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(dollars in thousands)
Net reserve for losses and loss settlement expenses	$792,584	$800,861	$857,182	$1,062,660	$1,131,609	$1,237,090	$1,329,849	$1,381,812	$1,558,249	$1,559,164	$1,554,065
Net reserves re-estimated:
One year later	775,234	796,213	976,241	1,075,122	1,114,076	1,219,005	1,307,802	1,350,004	1,522,165	1,509,035
Two years later	781,117	909,048	1,015,209	1,091,322	1,114,813	1,217,825	1,271,651	1,313,605	1,474,723
Three years later	862,320	947,660	1,042,276	1,114,275	1,126,248	1,192,149	1,236,640	1,272,450
Four years later	889,996	975,978	1,076,597	1,129,270	1,114,016	1,171,926	1,205,060
Five years later	911,482	1,017,319	1,094,325	1,129,129	1,108,295	1,154,351
Six years later	950,295	1,033,702	1,102,679	1,132,577	1,099,587
Seven years later	964,675	1,042,431	1,112,468	1,129,307
Eight years later	974,535	1,053,696	1,110,801
Nine years later	983,886	1,052,509
Ten years later	983,208
Cumulative amount of reserves paid:
One year later	282,110	265,422	312,224	350,082	278,270	281,655	289,661	207,275	347,384	344,373
Two years later	434,579	465,001	541,063	529,126	456,921	479,720	422,565	427,529	572,095
Three years later	569,696	628,494	665,513	655,219	593,715	570,384	577,691	584,196
Four years later	671,230	712,677	746,455	740,251	706,410	673,410	672,885
Five years later	722,038	761,490	799,069	764,877	773,618	727,804
Six years later	752,787	798,172	811,558	808,844	808,758
Seven years later	776,360	802,680	842,381	834,719
Eight years later	777,981	825,643	859,043
Nine years later	794,740	837,895
Ten years later	804,258
Net cumulative redundancy/ (deficiency)	(190,624)	(251,648)	(253,619)	(66,647)	32,022	82,739	124,789	109,362	83,526	50,129
Net cumulative redundancy/ (deficiency) expressed as a percent of year end reserves	(24.1%)	(31.4%)	(29.6%)	(6.3%)	2.8%	6.7%	9.4%	7.9%	5.4%	3.2%
Gross reserve	$864,843	$879,056	$928,335	$1,219,977	$1,317,735	$1,480,802	$1,493,645	$1,546,690	$1,767,601	$1,782,292	$1,771,661
Ceded reserve	72,259	78,195	71,153	157,317	186,126	243,712	163,796	164,878	209,352	223,128	217,596

Net reserve	$792,584	$800,861	$857,182	$1,062,660	$1,131,609	$1,237,090	$1,329,849	$1,381,812	$1,558,249	$1,559,164	$1,554,065

Gross cumulative redundancy/ (deficiency)	$(341,284)	$(398,737)	$(404,469)	$(141,646)	$(8,037)	$40,621	$86,920	$78,281	$72,115	$47,384

Gross re-estimated	$1,206,127	$1,277,793	$1,332,804	$1,361,623	$1,325,772	$1,440,181	$1,406,725	$1,468,409	$1,695,486	$1,734,908
Ceded re-estimated	222,919	225,284	222,003	232,316	226,185	285,830	201,665	195,959	220,763	225,873

Net re-estimated	$983,208	$1,052,509	$1,110,801	$1,129,307	$1,099,587	$1,154,351	$1,205,060	$1,272,450	$1,474,723	$1,509,035

Note:	The amount of cash and investments received equal to the increase in liabilities for unpaid losses and loss settlement expenses was $153,535,000 for the change in pool participation in 2008.

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

The reinsurance described below is maintained for the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiary. Reinsurance premiums and recoveries are allocated to participants in the pooling agreement according to pooling percentages.

Reinsurance for property and auto physical damage losses is currently maintained under a per risk excess of loss treaty affording recovery to $23.5 million above a retention of $1.5 million for homeowners losses and $23.0 million above a retention of $2.0 million for other property losses. Harleysville Group’s 2010 pooling share of such recovery would be $18.8 million above a retention of $1.2 million for homeowners losses and $18.4 million above a retention of $1.6 million for other property losses. In addition, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiary are reinsured under a property catastrophe reinsurance treaty effective for one year from July 1, 2010 which provides the following coverage:

Property Catastrophe Reinsurance Treaty
	Full Treaty	Harleysville Group’s Pooling Share
Retention	$50 million	$40 million

Coverage for Losses	82% of losses between $50 and $90 million	82% of losses between $40 and $72 million
	78% of losses between $90 and $200 million	78% of losses between $72 and $160 million
	75.4% of losses between $200 and $425 million	75.4% of losses between $160 and $340 million
	75% of losses between $425 and $475 million	75% of losses between $340 and $380 million

Maximum Recovery	$325.7 million for losses of $475 million or more	$260.5 million for losses of $380 million or more

The treaty includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Most terrorism losses would not be covered by the treaty. Harleysville Group has not purchased funded catastrophe covers.

Effective January 1, 2011, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiary purchased additional property catastrophe reinsurance for one year providing coverage of 75% of up to $50.0 million in excess of $475.0 million. Harleysville Group’s pooling share of this coverage is 75% of up to $40.0 million in excess of $380.0 million. Accordingly, effective January 1, 2011, pursuant to the terms of the property catastrophe treaties, the maximum recovery would be $363.2 million for any catastrophe involving an insured loss equal to or greater than $525.0 million. Harleysville Group’s pooling share of this maximum recovery would be $290.5 million for any catastrophe involving an insured loss of $420.0 million or greater.

There is reinsurance to protect Harleysville Group from large workers compensation losses on a per-life and occurrence basis above a retention of $2.0 million. Harleysville Group’s pooling share of this retention would be $1.6 million. In addition, casualty reinsurance (including liability, umbrella and workers compensation subject to per-life maximums) is maintained under an excess of loss treaty affording recovery to $47.5 million above a retention of $2.5 million for each loss occurrence for commercial lines coverages and recovery of up to $48.5 million above a retention of $1.5 million for personal lines coverages. Additionally, a 30% participation on losses of $2.5 million in excess of $2.5 million is retained on commercial lines coverages. Harleysville Group’s 2010 pooling share of a recovery would be up to $37.4 million above a retention of $2.0 million for commercial lines and $38.8 million above a retention of $1.2 million for personal lines. The casualty reinsurance programs provide coverage for a terrorist event with no reinstatement provision.

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

As a writer of personal and commercial automobile policies in the state of Michigan, in compliance with applicable state regulations, Harleysville Group cedes premiums and claims for medical benefits and work loss, above a specified retention amount, to the Michigan Catastrophic Claims Association. For policies effective July 1, 2010 to June 30, 2011, the required retention is $480,000.

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

Marketing. Harleysville Group markets its insurance products through independent agencies and monitors the performance of these agencies relative to many factors including profitability, growth and retention. At December 31, 2010, there were approximately 1,300 agencies.

Investments

An important element of the financial results of Harleysville Group is the return on invested assets. An investment objective of Harleysville Group is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. An objective also is to provide adequate funds to pay claims without forced sales of investments. At December 31, 2010, substantially all of Harleysville Group’s fixed maturity investment portfolio was rated investment grade and the investment portfolio did not contain any real estate or mortgage loans. Harleysville Group also invests in equity securities with the objective of capital appreciation and dividend income.

Harleysville Group has adopted and follows an investment philosophy which precludes the purchase of non-investment grade fixed income securities. However, due to uncertainties in the economic environment, it is possible that the quality of investments held in Harleysville Group’s portfolio may change, as a result of which Harleysville Group may hold some non-investment grade securities.

The following table shows the composition of Harleysville Group’s fixed maturity investment portfolio at amortized cost, excluding short-term investments, by rating as of December 31, 2010:

	December 31, 2010
	Amount	Percent
	(dollars in thousands)
Rating(1)
U.S. Treasury obligations	$119,009	5.4%
U.S agency obligations(2)	361,801	16.3
Aaa	575,443	26.0
Aa	862,603	38.9
A	266,716	12.0
Baa	31,887	1.4

Total	$2,217,459	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc., or Standard & Poor’s if Moody’s rating not available.
(2)	Includes GNMA pass-through obligations and collateralized mortgage obligations.

Harleysville Group invests in both taxable and tax-exempt fixed income securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds made up approximately 44%, 42% and 34% of the total investment portfolio at December 31, 2010, 2009 and 2008, respectively.

The following table shows the composition of Harleysville Group’s investment portfolio at carrying value, excluding short-term investments, by type of security as of December 31, 2010:

	December 31, 2010
	Amount	Percent
	(dollars in thousands)
Fixed maturities:
U.S. Treasury obligations	$122,857	4.8%
U.S. agency obligations	17,541	0.7
Mortgage-backed securities	369,821	14.3
Obligations of states and political subdivisions	1,248,258	48.3
Corporate securities	554,986	21.5

Total fixed maturities	2,313,463	89.6

Equity securities	268,104	10.4

Total	$2,581,567	100.0%

Investment results of Harleysville Group’s fixed maturity investment portfolio are as shown in the following table:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Invested assets(1)	$2,229,368	$2,188,955	$2,196,690
Investment income(2)	$100,504	$103,971	$108,592
Average yield	4.5%	4.7%	4.9%

(1)	Average of the aggregate invested amounts at amortized cost at the beginning and end of the period. The 2008 amount was adjusted for the 2008 pooling agreement amendment.
(2)	Investment income does not include investment expenses, realized investment gains or losses or provision for income taxes.

The following table indicates the composition of Harleysville Group’s fixed maturity investment portfolio at carrying value, excluding short-term investments, by time to maturity as of December 31, 2010:

	December 31, 2010
	Amount	Percent
	(dollars in thousands)
Due in(1)
1 year or less	$138,933	6.0%
Over 1 year through 5 years	629,741	27.2
Over 5 years through 10 years	732,668	31.7
Over 10 years	442,300	19.1

	1,943,642	84.0
Mortgage-backed securities	369,821	16.0

Total	$2,313,463	100.0%

(1)	Based on stated maturity dates with no prepayment assumptions. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The average expected life of Harleysville Group’s investment portfolio as of December 31, 2010 was approximately 4.8 years.

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

The Terrorism Risk Insurance Act of 2002 (the Act) established a program that provides a backstop for insurance-related losses resulting from any act of terrorism as defined. The Act, originally set to expire in 2005, was extended through December 31, 2007 in December 2005. The Act was extended again through December 31, 2014 in December 2007 and retitled as the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) of 2007. Under the program, the federal government will pay 85% of covered losses after an insurer’s losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. The triggering threshold for certifying an act of terrorism is $100 million in 2010 through 2014. TRIPRA adds coverage for domestic acts of terror, in addition to foreign acts of terror covered under the previous Act.

The statutory formula for determining a company’s deductible for each year is based on the company’s direct commercial earned premiums for the prior calendar year multiplied by a specified percentage. This percentage is 20% for 2010 through 2014. The following lines of business are excluded from coverage and are not to be included in the deductible calculation: commercial auto, burglary and theft, surety, professional liability and farmowners’ multi-peril insurance. Based on the Company’s insurance subsidiaries 2010 earned premiums for lines subject to the Act, our 2011 deductible would be $104.9 million.

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

The Company’s insurance subsidiaries generally are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary, for the preceding year. Applying the current regulatory restrictions as of December 31, 2010, $59.0 million would be available for distribution to Harleysville Group Inc. in 2011 without prior approval. The Company’s insurance subsidiaries declared dividends of $89.0 million, $57.0 million and $109.9 million in 2010, 2009 and 2008, respectively. The Company’s insurance subsidiaries paid dividends of $94.3 million in 2010 ($29.5 million of which had been declared in 2009), $27.5 million in 2009 and $163.1 million in 2008 ($53.2 million of which were declared in 2007).

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

Harleysville Group is required to file financial statements for its subsidiaries, prepared by using statutory accounting practices, with state regulatory authorities. The adjustments necessary to reconcile net income and shareholders’ equity determined by using SAP to net income and shareholders’ equity determined in accordance with GAAP are as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity December 31,
	2010	2009	2008	2010	2009
	(in thousands)
SAP amounts	$68,429	$90,892	$26,951	$695,475	$681,160
Adjustments:
Deferred policy acquisition costs	2,348	1,310	8,385	113,997	111,649
Deferred income taxes	(760)	(3,385)	10,318	(43,220)	(32,005)
Unrealized investment gains				96,004	93,208
Pension	(768)	877	2,611	(49,302)	(45,976)
Non-admitted assets				4,382	5,727
Other, net	(793)	(1,308)	(4,080)	10,114	9,083
Holding company(1)	(1,558)	(2,090)	(1,866)	(58,817)	(50,218)

GAAP amounts	$66,898	$86,296	$42,319	$768,633	$772,628

(1)	Represents the GAAP loss and equity amounts for Harleysville Group Inc., excluding the earnings of and investment in subsidiaries.

Business - Relationship with the Mutual Company

Harleysville Group’s operations are interrelated with the operations of the Mutual Company due to the pooling arrangement and other factors. The Mutual Company owned approximately 54% of the issued and outstanding common stock of Harleysville Group Inc. at December 31, 2010. Harleysville Group employees provide a variety of services to the Mutual Company and its wholly owned subsidiaries. The cost of facilities and employees required to conduct the business of both companies is charged on a cost-allocated basis. Harleysville Group also manages the operations of the Mutual Company and its wholly owned subsidiaries pursuant to a management agreement which commenced January 1, 1993, and was amended and restated effective January 1, 1994, under which Harleysville Group receives a management fee. The agreement was subsequently amended effective January 1, 2010 to include voluntary assumed reinsurance business written by the Mutual Company. Harleysville Group received $5.8 million, $5.1 million, and $6.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, for all such management services.

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

The Mutual Company leases the home office from a Company subsidiary and it shares most of the facility with Harleysville Group. Rental income under the lease was $4.4 million for 2010 and $4.2 million for 2009 and 2008. Harleysville Group believes that the lease terms are no less favorable to it than if the property were leased to a non-affiliate.

In connection with the acquisition of HIC New York in 1991, the Company borrowed $18.5 million from the Mutual Company. See Note 7 of the Notes to Consolidated Financial Statements. For additional information with respect to transactions with the Mutual Company, see Note 2 of the Notes to Consolidated Financial Statements.

Employees

All employees are paid by Harleysville Group Inc. and, accordingly, are considered to be employees of Harleysville Group Inc. As of December 31, 2010, there were 1,706 employees. The Company considers its relationships with its employees to be good. They also provide a variety of services to the Mutual Company and its wholly owned subsidiaries. See “Business-Relationship with the Mutual Company” and Note 2 of the Notes to Consolidated Financial Statements.

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

The buildings which house the headquarters of Harleysville Group and the Mutual Company are leased to the Mutual Company by a subsidiary of Harleysville Group. See “Business-Relationship with the Mutual Company.” The Mutual Company charges Harleysville Group for an appropriate portion of the rent under an intercompany allocation agreement. See “Certain Relationships and Related Transactions, and Director Independence,” Item 13 in Part III of this Form 10-K, which incorporates by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 27, 2011, which shall be filed with the SEC within 120 days after the end of our fiscal year. The buildings containing the headquarters of Harleysville Group and the Mutual Company have approximately 220,000 square feet of office space. Harleysville Group also rents office facilities in certain of the states in which it does business.

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

The stock of Harleysville Group Inc. is quoted on the NASDAQ National Market System, and assigned the symbol HGIC. At the close of business on March 1, 2011, the approximate number of holders of record of Harleysville Group Inc.’s common stock was 2,496 (counting all shares held in single nominee registration as one stockholder).

The payment of dividends is subject to the discretion of Harleysville Group Inc.’s Board of Directors which considers, among other factors, Harleysville Group’s operating results, overall financial condition, capital requirements and general business conditions each quarter. The present regular quarterly dividend of $0.36 per share paid in each of the third and fourth quarters of 2010 is expected to continue during 2011. However, the current quarterly dividend level could be impacted by future economic events. As a holding company, one of Harleysville Group Inc.’s sources of cash with which to pay dividends is dividends from its subsidiaries. Harleysville Group Inc.’s insurance company subsidiaries are subject to state laws that restrict their ability to pay dividends. See Note 8 of the Notes to Consolidated Financial Statements and “Business-Regulation.”

The following table sets forth the amount of cash dividends declared per share, and the high and low trading price as reported by Nasdaq for Harleysville Group Inc.’s common stock for each quarter during the past two years.

	High	Low	Cash Dividends Declared
2010
First Quarter	$35.33	$30.98	$.325
Second Quarter	34.21	30.55	.325
Third Quarter	33.41	30.31	.360
Fourth Quarter	37.81	32.22	1.800	(1)

(1)	Includes a special dividend of $1.44 per share.

	High	Low	Cash Dividends Declared
2009
First Quarter	$35.18	$26.86	$.300
Second Quarter	33.54	26.77	.300
Third Quarter	33.42	26.09	.325
Fourth Quarter	34.38	30.05	.325

Securities Authorized for Issuance Under Equity Compensation Plans. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 12 in Part III of this Form 10-K, which incorporates by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 27, 2011, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2010	118,912	$37.09	-0-	554,916
December 1 - December 31, 2010	842	$36.71	-0-	554,916

(1)	On February 19, 2009, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases, or because its officers are in possession of material, non-public information. The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company. This program was completed on June 15, 2009. On July 30, 2009, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of February 19, 2009. The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company. This program was completed on August 3, 2010. On August 6, 2010, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of July 30, 2009. The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from the Mutual Company.

(2)	In accordance with the terms of its Equity Incentive Plan, the Company acquired all of the above shares from employees in connection with stock option exercises and the vesting of restricted stock. The stock was received in payment of the exercise price of the stock options and in satisfaction of withholding taxes due upon exercise or vesting.

Stock Performance Chart.

The following graph shows changes over the past five-year period (all full calendar-year periods) in the value of $100 invested in: 1) Harleysville Group common stock; 2) the NASDAQ National Market System index; and 3) the Peer Group index. All values are as of the last trading day of each year.

Comparison of 5-Year Cumulative Total Stockholder Return

	2005	2006	2007	2008	2009	2010
Harleysville Group Inc.	100.00	134.37	140.16	141.90	135.25	169.37
NASDAQ National Market System Index	100.00	109.84	119.12	57.41	78.03	92.61
Peer Group Index	100.00	113.06	113.31	104.96	106.01	119.34

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

The graph was prepared by Zacks Investment Research, Inc. (Zacks). The NASDAQ National Market System index includes all U.S. Companies in the NASDAQ National Market System and the Peer Group index includes 32 NASDAQ Company stocks in SIC Major Group 633 (SIC 6330-6339: U.S. and foreign, fire, marine and casualty insurance). A complete list of these companies may be obtained from Zacks, 111 North Canal Street, Suite 1101, Chicago, Illinois 60606; (800)767-3771. Zacks reweights the indices daily, using the market capitalization on the previous trading day.

Item 6.	Selected Financial Data.

At December 31, 2010, the Mutual Company owned approximately 54% of the Common Stock of the Company. Harleysville Group Inc. and its wholly owned subsidiaries are engaged in property and casualty insurance. These subsidiaries are: Harleysville-Atlantic Insurance Company, Harleysville Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Lake States Insurance Company, Harleysville Preferred Insurance Company, Harleysville Worcester Insurance Company, and Harleysville Ltd., a real estate partnership that owns the home office.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Income Statement Data(1):
Premiums earned	$866,350	$858,500	$918,515	$833,024	$838,821
Investment income, net	103,313	106,649	113,555	110,827	102,609
Realized investment gains (losses)	597	2,293	(59,841)	875	40,605
Total revenues	986,272	980,620	985,316	962,012	999,171
Income before income taxes	82,712	115,998	50,962	142,995	156,368
Income taxes	15,814	29,702	8,643	42,941	46,241
Net income	66,898	86,296	42,319	100,054	111,069
Basic earnings per share	$2.43	$3.09	$1.45	$3.21	$3.57
Diluted earnings per share	$2.42	$3.07	$1.43	$3.17	$3.51
Cash dividends per share	$2.81	$1.25	$1.10	$.88	$.73

Balance Sheet Data at Year End:
Total investments	$2,661,476	$2,639,814	$2,473,592	$2,358,473	$2,249,014
Total assets	3,278,232	3,301,986	3,155,318	3,072,445	2,990,984
Debt	118,500	118,500	118,500	118,500	118,500
Shareholders’ equity	768,633	772,628	652,634	758,841	712,162
Shareholders’ equity per share	$28.42	$27.98	$23.18	$25.03	$22.49

(1)	The Company’s insurance subsidiaries participate in an underwriting pooling arrangement with the Mutual Company and Pennland. Harleysville Group’s participation was 80% for 2008 through 2010 and 72% for 2006 and 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2(a) of the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company’s net income is primarily determined by four elements:

•	net premium income;

•	investment income and realized investment gains (losses);

•	amounts paid or reserved to settle insured claims; and

•	other income and expense.

Variations in premium income are subject to a number of factors, including:

•	limitations on premium rates arising from the competitive marketplace or regulation;

•	limitations on available business arising from a need to maintain the quality of underwritten risks;

•	the Company’s ability to maintain it’s A (“excellent”) group rating by A.M. Best; and

•	the ability of the Company to maintain a reputation for efficiency and fairness in claims administration.

Variations in investment income and realized investment gains (losses) are subject to a number of factors, including:

•	general interest rate levels and financial market conditions;

•	specific adverse events affecting the issuers of debt obligations held by the Company; and

•	changes in the prices of debt and equity securities generally and those held by the Company specifically.

Loss and loss settlement expenses are affected by a number of factors, including:

•	the quality of the risks underwritten by the Company;

•	the nature and severity of catastrophic losses;

•	the availability, cost and terms of reinsurance; and

•	underlying settlement costs, including medical and legal costs.

Variations in other income and expense are affected by a number of factors, including:

•	the level of premiums written by the Mutual Company and its subsidiaries which are subject to the management fee;

•	the amount of flood insurance written and ceded to the National Flood Insurance Program; and

•	the interest rate on debt issued by the Company.

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

Liabilities for Losses and Loss Settlement Expenses. The liability for losses and loss settlement expenses represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims which have not yet been reported to Harleysville Group. The amount of loss reserves for reported claims is based primarily upon a case-

by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for unreported claims and loss settlement expense reserves are determined utilizing historical information by line of insurance as adjusted to current conditions. Inflation is implicitly provided for in the reserving function through analysis of costs, trends and reviews of historical reserving results. Estimates of the liabilities are reviewed and updated on a regular basis using the most recent information on reported claims and a variety of actuarial techniques. It is expected that such estimates will be more or less than the amounts ultimately paid when the claims are settled. Changes in these estimates are reflected in current operations.

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

The application of certain of these critical accounting policies to the years ended December 31, 2010 and 2009 is discussed in greater detail below.

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

Transactions with Affiliates

The Company’s property and casualty subsidiaries participate in a pooling agreement with Harleysville Mutual Insurance Company (the Mutual Company) and its property and casualty insurance subsidiary, Harleysville Pennland Insurance Company (Pennland). The pooling agreement provides for the allocation of premiums, losses, loss settlement expenses and underwriting expenses between Harleysville Group and the Mutual Company. Harleysville Group is not liable for any losses incurred by the Mutual Company or Company subsidiaries Harleysville Preferred Insurance Company (Preferred) and Harleysville Insurance Company of New Jersey (HNJ) prior to January 1, 1986, the date the pooling agreement became effective, or for certain business assumed by the Mutual Company effective January 1, 2010. Harleysville Group’s participation in the pool has been 80% since January 1, 2008.

Effective January 1, 2011, the Company’s property and casualty subsidiaries and the Mutual Company and Pennland amended their intercompany pooling agreement as it relates to their workers compensation business. The amendment establishes that the financial results associated with the workers compensation business for accident years 2011 and following will be retained 100 percent by the Mutual Company. The financial results of this business for prior accident years will continue to be shared between the Company’s property and casualty subsidiaries, the Mutual Company and Pennland under the existing pool participations. Harleysville Group paid cash of $33 million on January 3, 2011 associated with the transfer of the unearned premium liability on the workers compensation business as of January 1, 2011. Harleysville Group’s unearned premium liability decreased by $40 million and Harleysville Group received a ceding commission of $7 million for expenses that were incurred to generate the business ceded to the Mutual Company, which ceding commission reduced deferred policy acquisition costs.

Effective January 1, 2010, the pooling agreement was amended to exclude premiums, losses, loss settlement expenses and underwriting expenses voluntarily assumed by the Mutual Company.

Effective January 1, 2008, the Company’s property and casualty subsidiaries and the Mutual Company and Pennland amended their intercompany pooling agreement to increase Harleysville Group’s share of the pool from 72% to 80%. Harleysville Group received cash and investments of $192.1 million on January 3, 2008 associated with the transfer of liabilities from the Mutual Company to Harleysville Group in connection with the pool change. Harleysville Group’s liabilities increased $203.4 million and Harleysville Group reimbursed the Mutual Company $11.3 million, through a ceding commission, for expenses that were incurred to generate the additional business assumed by the Company’s property and casualty subsidiaries, which ceding commission was deferred as policy acquisition costs.

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

Because the pooling agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to the Mutual Company. However, the pooling agreement provides for the right of offset and the amount of credit risk with the Mutual Company was not material at December 31, 2010 and 2009. The Mutual Company has an A. M. Best rating of “A” (Excellent).

On December 30, 2010, Harleysville Group Inc. acquired Mainland Insurance Company (Mainland) from the Mutual Company for $4,825,000 in cash. On December 31, 2010, HIC New York was merged into Mainland and Mainland’s name was changed to Harleysville Insurance Company of New York (HIC New York). As a result of this transaction, HIC New York was redomesticated from New York to Pennsylvania.

Harleysville Ltd. is a subsidiary of the Company and leases the home office to the Mutual Company, which shares the facility with Harleysville Group. Rental income under the lease was $4.4 million, $4.2 million and $4.2 million for 2010, 2009 and 2008, respectively, and is included in other income after elimination of intercompany amounts of $3.0 million, $2.9 million and $2.8 million in 2010, 2009 and 2008, respectively. The lease had a five-year term expiring December 31, 2009 and included a formula for additional rent for any additions, improvements or renovations. The lease was renewed for one-year periods expiring December 31, 2011 and December 31, 2010 under its prior terms. The Mutual Company is responsible for the building operating expenses including maintenance and repairs. The pricing of the lease was based upon an appraisal obtained from an independent real estate appraiser.

Harleysville Group provides certain management services to the Mutual Company and other affiliates. Harleysville Group received a fee of $5.8 million, $5.1 million and $6.0 million in 2010, 2009 and 2008, respectively, for its services under these management agreements. Effective January 1, 2010, the management agreement was amended to include voluntary assumed reinsurance business written by the Mutual Company. Under related agreements, Harleysville Group serves as the paymaster for Harleysville companies, with each company being charged for its proportionate share of salary and employee benefits expense based upon time allocation. The level of fees has been approved by each state insurance department having jurisdiction.

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

Harleysville Group borrowed $18.5 million from the Mutual Company in connection with the acquisition of Harleysville Insurance Company of New York (HIC New York) in 1991. It was a demand loan with a stated maturity in March 1998 which had been extended to March 2005. In February 2005, the maturity was extended again to March 2012 and the interest rate became LIBOR plus 0.45%, which was a commercially reasonable market rate in 2005. Interest expense on this loan was $0.1 million, $0.3 million, and $0.6 million in 2010, 2009 and 2008, respectively.

Harleysville Group has no material relationships with current or former members of management other than compensatory plans and arrangements disclosed or described in the Company’s public filings.

Off Balance Sheet Arrangements

Harleysville Group has off-balance-sheet credit risk related to approximately $99.6 million and $82.0 million of premium balances due to the Mutual Company from agents and insureds at December 31, 2010 and 2009, respectively. The Mutual Company bills and collects such receivables on behalf of Harleysville Group for efficiency reasons. Harleysville Group recognizes any associated bad debts, which have not been material.

2010 Compared to 2009

Premiums earned increased $7.8 million, or 0.9%, for the year ended December 31, 2010 compared to the prior year primarily due to an increase of $21.2 million in premiums earned for personal lines, partially offset by a decrease of $13.4 million in premiums earned for commercial lines. The increase in premiums earned for personal lines was 12.6%, primarily due to new business writings and higher average premiums. The decrease in premiums earned for commercial lines was 1.9%, primarily due to lower average premiums, lower exposures and a decline in assumed premiums earned from involuntary pools.

Investment income decreased $3.3 million for the year ended December 31, 2010, primarily due to a lower investment yield on fixed income securities and short-term investments and a greater percentage of fixed income securities invested in tax-exempt securities. During the second half of 2010, Harleysville Group purchased an additional $50 million of equity securities in order to generate additional investment income. Investments were made in high-quality, large-cap companies with strong balance sheets and a history of paying and increasing their dividends. In 2011, Harleysville Group plans to add an additional $120 million to dividend paying equities, with $50 million of this amount resulting from a re-allocation of its broad-based equity index fund.

Net realized investment gains decreased $1.7 million for the year ended December 31, 2010, compared to the prior year. There were no credit-related impairment charges in 2010 and credit-related impairment charges of $1.5 million on non-equity securities in 2009. The 2009 impairment charges consisted of $0.5 million on bonds which were sold in 2010 and $1.0 million on structured investment vehicles.

Harleysville Group holds securities with unrealized losses at December 31, 2010 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months
	(in thousands)
Fixed maturities:
U.S. Treasury securities	$3,073	$38	$38
Obligations of states and political subdivisions	232,551	3,978	3,978
Corporate securities	33,594	330	330

Total fixed maturities	269,218	4,346	4,346

Equity securities	17,231	313	313

Total temporarily impaired securities	$286,449	$4,659	$4,659

All of the fixed maturity securities with an unrealized loss at December 31, 2010, are classified as available for sale and are carried at fair value on the balance sheet.

The unrealized losses on fixed maturity investments were primarily due to an increase in interest rates rather than a decline in credit quality. Per the Company’s policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and the Company intends to sell or more likely than not will be required to sell the security before recovery of its value. The Company believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and worsening economic conditions, these investments may be written down in the income statement in the future.

Twelve positions comprise the unrealized loss in equity investments at December 31, 2010. These securities have not been below cost for significant continuous amounts of time. Harleysville Group is monitoring these securities and some could possibly be written down in the income statement in the future.

Income before income taxes decreased $33.3 million for the year ended December 31, 2010 compared to the prior year. The decrease was primarily due to an underwriting loss in 2010 compared to an underwriting gain in 2009 and a decrease in investment income.

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium, (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium, and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group’s statutory combined ratio increased to 102.5% for the year ended December 31, 2010 from 99.8% for the year ended December 31, 2009. The increase in the combined ratio was primarily due to greater catastrophe losses and greater non-catastrophe property losses in 2010, partially offset by greater favorable development in 2010. Net catastrophe losses increased to $35.7 million (4.1 points) for 2010 from $6.2 million (0.7 points) for 2009. The 2010 catastrophe losses were primarily due to a series of severe winter storms in the first quarter and several wind and hail events during the second and third quarters.

The statutory combined ratios by line of business for the year ended December 31, 2010 as compared to the year ended December 31, 2009 are shown below.

	For the Year Ended December 31,
	2010	2009
Commercial:
Automobile	100.0%	91.4%
Workers compensation	106.1%	106.2%
Commercial multi-peril	106.1%	105.1%
Other commercial	88.8%	97.6%
Total commercial	102.3%	100.7%
Personal:
Automobile	104.9%	103.0%
Homeowners	108.2%	92.7%
Other personal	62.6%	81.1%
Total personal	103.5%	96.8%
Total personal and commercial	102.5%	99.8%

The commercial lines statutory combined ratio increased to 102.3% for the year ended December 31, 2010 from 100.7% for the year ended December 31, 2009. This increase was primarily due to the commercial automobile line of business for which the statutory combined ratio increased to 100.0% for the year ended December 31, 2010 from 91.4% for the year ended December 31, 2009. The increase in the commercial automobile combined ratio is primarily due to the recognition of 4.5 points of favorable development from prior accident years in 2010, compared to the recognition of 10.9 points of favorable development from prior accident years in 2009. The commercial multi-peril line of business also contributed to the increase in the commercial lines statutory combined ratio in the year. The commercial multi-peril statutory combined ratio increased to 106.1% for the year ended December 31, 2010 from 105.1% for the year ended December 31, 2009, primarily due to a higher level of property losses compared to the prior year.

The personal lines statutory combined ratio increased to 103.5% for the year ended December 31, 2010 from 96.8% for the year ended December 31, 2009. The increase in the personal lines combined ratio for the year ended December 31, 2010 primarily relates to a higher incidence of personal lines catastrophe losses during 2010 (9.7 points) compared to the catastrophe losses in 2009 (1.0 points). Catastrophe losses in the homeowners line of business were significantly higher during 2010 (20.1 points) compared to 2009 (1.6 points).

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

An ultimate severity is selected by fitting a curve to the historical ultimate severities indicated using the ratio of the ultimate loss and ultimate claim counts. This method yields ultimate severities that are based on the underlying historical trends in the data. Ultimate claim counts and ultimate severities are multiplied together to produce an estimate of ultimate losses.

This method is useful in more recent accident years where the data is not mature and is especially useful when loss development patterns are volatile or not well established.

•

Bornhuetter-Ferguson Method: The Bornhuetter-Ferguson Method is a blended method that explicitly takes into account both actual loss development to date and expected future loss emergence. Two versions of this method may be used: one based on paid loss and one based on incurred loss. This method uses the selected loss development patterns from the Development Methods to calculate the expected percentage of loss unpaid (or unreported). The expected component of the method is calculated by multiplying earned premium for the given exposure period by a selected a priori loss ratio. The resulting dollars are then multiplied by the expected percentage of unpaid (or unreported) loss described above. This provides an estimate of future loss payments (or reporting) that is then added to actual paid (or incurred) loss data to produce estimated ultimate loss.

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

An actuarial central estimate, which is management’s best estimate, of ultimate loss is selected for each line of business based on a review of the indications produced by the above methodologies. More consideration is given to those methods that the actuaries deem to be more appropriate in a particular situation. In addition, other metrics such as claim closing ratios, average case reserve levels, paid loss to incurred loss ratios, individual large loss information, and recent insurance pricing changes are reviewed to help the actuaries select the most appropriate estimates of ultimate loss.

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

As mentioned previously, the selection of ultimate loss is based on information unique to each line of business and accident year subject to exceptions, such as the emergence of one or more unusually large claims in a particular accident period for a short-tail line. In this case, the indications produced by the development methods may be overstated (due to development of ultimate losses to amounts in excess of policy limits) and such information would be considered in the actuaries’ process of selecting ultimate loss.

•

Immature Accident Periods: The Paid Loss Development Method is generally given less consideration than the Incurred Loss Development Method for less mature accident periods since the relatively low magnitude of losses paid at early evaluations tends to result in less reliable indications from the Paid Loss Development Method. For long-tail lines of business, neither the Incurred nor the Paid Loss Development methods may receive significant consideration for the most recent accident period. This is due to the fact that the relatively low magnitude of losses either incurred or paid at early evaluations tends to result in less reliable indications from these methods.

In faster developing, short-tailed lines such as Auto Physical Damage, Special Property, Homeowners, Commercial Multi-Peril Property and Property Damage, the Paid Loss Development Method, the Incurred Loss Development Method and the Bornhuetter-Ferguson methods are primarily used as they typically produce tightly clustered projections for all accident years.

The estimation of loss reserves for long-tail lines such as Commercial Auto Liability, Commercial Multi-Peril Liability, and Workers Compensation is more complex and is subject to a higher degree of variability than for short-tail lines of business.

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	December 31,
	2010	2009
	(in thousands)
Commercial:
Automobile	$288,289	$302,378
Workers compensation	370,838	376,522
Commercial multi-peril	634,145	623,946
Other commercial	143,070	139,612

Total commercial	1,436,342	1,442,458

Personal:
Automobile	78,505	77,234
Homeowners	36,427	35,406
Other personal	2,791	4,066

Total personal	117,723	116,706

Total personal and commercial	1,554,065	1,559,164
Plus reinsurance recoverables	217,596	223,128

Total liability	$1,771,661	$1,782,292

The following table presents the increase (decrease) in the estimated ultimate loss and loss settlement expenses attributable to insured events of prior years for the year ended December 31, 2010 by line of business:

Increase (Decrease) in the Estimated Ultimate Loss and Loss Settlement Expenses

Attributable to Insured Events of Prior Years

For the Year Ended December 31, 2010

		Accident Years
	Total	2009	2008	2007 and Prior Years
	(in thousands)
Line of Business
Commercial:
Automobile	$(8,071)	$490	$(402)	$(8,159)
Workers compensation	(8,184)	1,228	(391)	(9,021)
Commercial multi-peril	(18,945)	(4,084)	(1,722)	(13,139)
Other commercial	(9,626)	(1,000)	(3,346)	(5,280)

Total commercial	(44,826)	(3,366)	(5,861)	(35,599)

Personal:
Automobile	(4,356)	506	(948)	(3,914)
Homeowners	(270)	81	413	(764)
Other personal	(677)	92	109	(878)

Total personal	(5,303)	679	(426)	(5,556)

Total net development	$(50,129)	$(2,687)	$(6,287)	$(41,155)

In 2010, Harleysville Group recognized net favorable development of $50.1 million in the provision for insured events of prior years, primarily due to lower-than-expected claims severity broadly experienced across all casualty lines in accident years 2004 through 2008, partially offset by a slight amount of adverse development in accident years prior to 2000.

A decrease in commercial automobile severity was observed during 2010, which led to the recognition of $8.1 million of favorable development in this line during the year. Approximately $2.4 million of the favorable development experienced in this line during 2010 is related to the Company’s involuntary pools.

A decrease in workers compensation severity, primarily in accident years 2002 through 2007, was observed during 2010 and led to the recognition of favorable development for those accident years during the year. An increase in workers compensation medical severity in accident years 2001 and prior was observed during 2010, which led to the recognition of adverse development for those accident years during the year. An increase in severity in accident year 2009 was observed in this line during 2010, which led to the recognition of $1.2 million of adverse development during the year. In total, $8.2 million of favorable development was recognized in the workers compensation line during 2010. Approximately $2.6 million of the favorable development experienced in this line during 2010 is related to the Company’s involuntary pools.

In the commercial multi-peril line of business, a reduction in severity, primarily in accident years 2004 through 2009, led to the recognition of $18.9 million of favorable development during 2010.

A reduction in other commercial lines severity was widely observed during 2010, which led to the recognition of $9.6 million of favorable prior year development.

A reduction in personal automobile severity in accident years 2008 and prior was widely observed during 2010. Claim frequency in accident year 2009 increased, which led to $0.5 million of adverse development during the year. In total, $4.4 million of favorable prior year development was recognized in this line during 2010.

A reduction in homeowners severity was observed during 2010, especially in accident year 2006. Claim frequency and severity in accident years 2008 and 2009 were observed to increase slightly, which led to the recognition of $0.4 million and $0.1 million of adverse development in these years, respectively. In total, $0.3 million of favorable development was recognized in this line during 2010.

A reduction in other personal lines severity was observed during 2010, especially in accident year 2005. Severity in accident years 2008 and 2009 was observed to marginally increase, which led to the recognition of $0.1 million of adverse development in each accident year. In total, $0.7 million of favorable development was recognized in other personal lines during 2010.

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

The tables below break out the change in the estimate of ultimate losses between December 31, 2009 and December 31, 2010 for the 2009, 2008, 2007 and 2006 accident years into severity and frequency components for the major commercial and personal lines of business. Table 1 summarizes the Company’s percentage change in the estimate of ultimate loss and loss settlement expense by line of business between December 31, 2009 and December 31, 2010. Tables 2 and 3 summarize the Company’s percentage change in the estimate of ultimate severity and ultimate claim counts, respectively. The relationship between the three tables is as follows: (1+ the % change in estimated ultimate loss) = (1+ the % change in estimated ultimate severity) x (1+ the % change in estimated ultimate claim counts). The estimated ultimate severity is calculated as the ratio of estimated ultimate loss to estimated ultimate claim counts. The amounts underlying these tables are based on direct loss and claim experience minus ceded loss experience and exclude a small portion of losses associated with business assumed from involuntary pools.

Table 1

Percentage Increase (Decrease) in Ultimate Loss and Loss Settlement Expense

Between the Years Ended December 31, 2009 and December 31, 2010

	Accident Years
	2009	2008	2007	2006
Line of Business
Commercial:
Automobile	0.4%	-0.3%	-1.4%	-2.1%
Workers compensation	1.6%	-0.4%	-1.6%	-3.4%
Commercial multi-peril	-1.8%	-0.7%	-0.9%	-3.7%
Other commercial	-2.0%	-6.8%	-10.6%	-2.9%
Total commercial	-0.7%	-1.1%	-1.9%	-3.1%
Personal:
Automobile	0.8%	-1.7%	-1.4%	-0.7%
Homeowners	0.2%	0.8%	-0.3%	-2.2%
Other personal	1.8%	2.0%	-0.7%	-1.2%
Total personal	0.6%	-0.4%	-0.9%	-1.2%
Total All Lines	-0.5%	-1.0%	-1.7%	-2.7%

Table 2

Percentage Increase (Decrease) in Ultimate Severity

Between the Years Ended December 31, 2009 and December 31, 2010

	Accident Years
	2009	2008	2007	2006
Line of Business
Commercial:
Automobile	3.8%	-0.2%	-1.3%	-2.0%
Workers compensation	2.3%	-0.4%	-1.6%	-3.4%
Commercial multi-peril	1.3%	1.1%	-0.3%	-3.0%
Other commercial	0.1%	-7.6%	-9.6%	-2.3%
Total commercial	2.1%	-0.6%	-1.7%	-2.8%
Personal:
Automobile	-1.5%	-1.6%	-1.4%	-0.7%
Homeowners	0.0%	0.6%	-0.4%	-2.2%
Other personal	2.8%	2.0%	-0.5%	-1.2%
Total personal	-1.1%	-0.4%	-0.9%	-1.3%
Total All Lines	0.3%	-0.7%	-1.6%	-2.6%

Table 3

Percentage Increase (Decrease) in Ultimate Claim Counts

Between the Years Ended December 31, 2009 and December 31, 2010

	Accident Years
	2009	2008	2007	2006
Line of Business
Commercial:
Automobile	-3.3%	-0.1%	-0.1%	-0.2%
Workers compensation	-0.6%	-0.1%	0.0%	0.0%
Commercial multi-peril	-3.1%	-1.8%	-0.6%	-0.7%
Other commercial	-2.1%	0.9%	-1.1%	-0.6%
Total commercial	-2.8%	-0.5%	-0.3%	-0.3%
Personal:
Automobile	2.3%	0.0%	0.0%	0.0%
Homeowners	0.2%	0.2%	0.1%	0.1%
Other personal	-1.0%	0.0%	-0.2%	0.0%
Total personal	1.7%	0.0%	0.0%	0.0%
Total All Lines	-0.8%	-0.3%	-0.1%	-0.2%

These tables illustrate that the changes to the Company’s estimates of ultimate loss for prior accident years between December 31, 2009 and December 31, 2010 are primarily driven by the severity component of loss. In this context, the term “severity” does not refer to an actuarial assumption, rather, it refers to “severity” as a descriptive statistic derived from the ratio of estimated ultimate loss to estimated ultimate claim counts. In general, as estimates of the ultimate number of claims were relatively stable for the prior accident periods, the changes in estimates of ultimate loss are characterized as resulting from a reduction in severity.

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

The following table presents workers compensation claim count information for the total pooled business in which Harleysville Group participates and payment amounts which are Harleysville Group’s pooling share of the total pooled amounts:

	For the Year Ended December 31,
	2010	2009
	(dollars in thousands)

Number of claims pending, beginning of period	4,743	5,367
Number of claims reported	6,473	6,674
Number of claims settled or dismissed	(6,698)	(7,298)

Number of claims pending, end of period	4,518	4,743

Losses paid	$52,684	$62,956
Loss settlement expenses paid	$14,069	$14,141

Workers compensation losses primarily consist of indemnity and medical costs for injured workers.

Harleysville Group records the actuarial central estimate, which is management’s best estimate, of the ultimate unpaid losses and loss settlement expenses incurred. The estimate represents the actuarially determined expected amount of future payments on all loss and loss settlement expenses incurred on or before December 31, 2010. Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends.

The following table presents the liability for unpaid losses and loss settlement expenses by case and incurred but not reported (IBNR) reserves by line of business and a statistically determined range of estimates of the ultimate unpaid losses and loss settlement expenses incurred for each line of business as of December 31, 2010. The range of estimates around the actuarial central estimates is statistically determined in order to provide information regarding the variability of the actuarial central estimates. The statistical analysis is completed only on a basis that is net of reinsurance recoverables, as this appropriately reflects Harleysville Group’s risk profile based on the type and quality of its reinsurance. The range is determined using the Monte Carlo Simulation method. This method uses the Company’s actual historical loss data to estimate the mean and standard deviation of a statistical distribution for future loss development. There have been no adjustments made to the historical data. The Company’s application of the Monte Carlo Simulation assumes that loss development factors are normally distributed with a mean and standard deviation derived from the historical data.

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

Liability for Unpaid Losses and Loss Settlement Expenses (LAE)

at December 31, 2010

						Statistically Determined Range of Estimates
	Case	IBNR	LAE Liability	IBNR (Inc. LAE)	Total Liability	High	Low
	(in thousands)
Line of Business
Commercial:
Automobile	$98,710	$138,412	$51,167	$189,579	$288,289	$328,124	$204,430
Workers compensation	156,663	160,886	53,289	214,175	370,838	406,243	286,205
Commercial multi-peril	172,693	292,007	169,445	461,452	634,145	750,082	516,244
Other commercial	31,998	78,246	32,826	111,072	143,070	185,516	80,903

Total commercial	460,064	669,551	306,727	976,278	1,436,342	1,602,222	1,132,193

Personal:
Automobile	37,095	27,132	14,278	41,410	78,505	89,897	61,867
Homeowners	10,636	18,334	7,457	25,791	36,427	44,952	21,543
Other personal	819	1,644	328	1,972	2,791	2,897	1,149

Total personal	48,550	47,110	22,063	69,173	117,723	135,344	88,182

Total net liability	508,614	716,661	328,790	1,045,451	1,554,065

Reinsurance recoverables	134,390	82,780	426	83,206	217,596

Gross liability	$643,004	$799,441	$329,216	$1,128,657	$1,771,661

Reinsurance receivables were $219.1 million and $226.8 million at December 31, 2010 and 2009, respectively. Of these amounts, $102.3 million and $107.4 million, respectively, or 47% and 47%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi governmental pools and reinsurance facilities where, Harleysville Group believes, there is limited credit risk. The remainder of the reinsurance recoverables are principally due from reinsurers rated A- or higher by the A.M. Best Company. Ceded reinsurance contracts do not relieve Harleysville Group’s primary obligation to its policyholders. Consequently, an exposure exists with respect to reinsurance recoverables to the extent that any reinsurer is unable to meet its obligation or disputes the liabilities assumed under the reinsurance contract. From time to time, Harleysville Group may encounter such disputes with its reinsurers. In addition, the creditworthiness of our reinsurers could deteriorate in the future due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. Harleysville Group’s reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at December 31, 2010.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

Other income increased $2.8 million for the year ended December 31, 2010 compared to the prior year primarily due to an increase in fee income received in connection with the National Flood Insurance Program and an increase in management fees received from the Mutual Company. The management fees received from the Mutual Company are expected to increase in 2011, as the Mutual Company has entered into additional assumed reinsurance agreements in 2011 which are subject to the management fee.

The income tax expense for the year ended December 31, 2010 includes the tax benefit of $13.2 million associated with tax-exempt income compared to $11.1 million in the prior year.

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

Increase (Decrease) in the Estimated Ultimate Loss and Loss Settlement Expenses

Attributable to Insured Events of Prior Years

For the Year Ended December 31, 2009

		Accident Years
	Total	2008	2007	2006 and Prior Years
	(in thousands)
Line of Business
Commercial:
Automobile	$(20,525)	$458	$(1,746)	$(19,237)
Workers compensation	(9,118)	1,134	5	(10,257)
Commercial multi-peril	(1,863)	594	498	(2,955)
Other commercial	(7)	423	469	(899)

Total commercial	(31,513)	2,609	(774)	(33,348)

Personal:
Automobile	(2,553)	(227)	(666)	(1,660)
Homeowners	(2,995)	(2,522)	35	(508)
Other personal	977	454	16	507

Total personal	(4,571)	(2,295)	(615)	(1,661)

Total net development	$(36,084)	$314	$(1,389)	$(35,009)

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

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force).” This ASU amends FASB Accounting Standards Codification (ASC) Topic 944, Financial Services-Insurance, to address which costs related to the acquisition of new or renewal insurance contracts qualify for deferral. The ASU allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are (1) incremental direct costs of the contract transaction (i.e., would not have occurred without the contract transaction), (2) a portion of the employee’s compensation and fringe benefits related to certain activities for successful contract acquisitions, or (3) direct-response advertising costs as defined in ASC Subtopic 340-20, Other Assets and Deferred Costs – Capitalized Advertising Costs. An insurance entity would expense as incurred all other costs related to the acquisition of new or renewal insurance contracts. The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, and can be applied either prospectively or retrospectively. Early application is permitted at the beginning of an entity’s annual reporting period. The impact of adopting this ASU is currently being evaluated.

In December 2010, the FASB issued ASU 2010-28, “Intangibles-Goodwill and Other.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations or financial position.

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

Net cash provided by operating activities was $98.2 million and $105.4 million for 2010 and 2009, respectively. The decrease of $7.2 million is primarily due to a decrease in underwriting cash flow, a decrease in investment income, and an increase in federal income tax payments.

Net cash used by investing activities was $2.8 million and $53.3 million for 2010 and 2009, respectively. The decrease is primarily due to lower net purchases of investments due to the decrease in net cash provided by operating activities and the increase in cash used by financing activities.

Financing activities used net cash of $95.6 million and $52.2 million for 2010 and 2009, respectively. The increase is primarily due to an increase in dividends paid in 2010.

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

The Company had $22.1 million of cash and marketable securities at December 31, 2010, which are available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. On February 19, 2009, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases or because its officers are in possession of material, non-public information. The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company. This program was completed on June 15, 2009. On July 30, 2009, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of February 19, 2009. The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company. This program was completed on August 3, 2010. On August 6, 2010, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its common stock over a two year period under terms similar to the repurchase authorization of July 30, 2009. The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from the Mutual Company. As of December 31, 2010, the Company had repurchased 245,084 shares under this authorization, leaving 554,916 shares authorized to be repurchased. Harleysville Group has no other material commitments for capital expenditures as of December 31, 2010.

As a holding company, the Company’s principal source of cash for the payment of dividends is dividends from its insurance subsidiaries. The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends. The Company’s insurance subsidiaries declared dividends of $89.0 million and paid dividends of $94.3 million in 2010 ($29.5 million of which had been declared in 2009). The Company’s insurance subsidiaries declared dividends of $57.0 million and paid dividends of $27.5 million to the Company in 2009.

Applying the current regulatory restrictions as of December 31, 2010, $59.0 million would be available for distribution to the Company by its subsidiaries in 2011 without prior regulatory approval. See the Business-Regulation section of this Annual Report on Form 10-K, which includes a reconciliation of net income and shareholders’ equity as determined under statutory accounting practices to net income and shareholders’ equity as determined in accordance with accounting principles generally accepted in the United States of America. Also, see Note 8 of the Notes to Consolidated Financial Statements.

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

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2010 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company’s eight insurance subsidiaries at December 31, 2010 ranged from 461% to 783%.

The following summarizes Harleysville Group’s contractual obligations at December 31, 2010.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Contractual obligations:
Debt	$118,500		$118,500
Interest on debt	$14,773	$5,881	$8,892
Gross liability for unpaid losses and loss settlement expenses	$1,771,661	$413,516	$476,505	$238,043	$643,597

Total	$1,904,934	$419,397	$603,897	$238,043	$643,597

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

Risk Factors

You should consider carefully the following risks, as well as the other information contained in this 2010 Annual Report on Form 10-K. If any of the following events described in the risk factors below actually occur, our business, financial condition and results of operations could be materially adversely affected. You should refer to the other information set forth in this 2010 Annual Report on Form 10-K including our consolidated financial statements and the related notes.

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

Our insurance subsidiaries have experienced, and are expected in the future to experience, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on the operating results and financial condition of our insurance subsidiaries, thereby limiting the ability of our insurance subsidiaries to pay dividends to us. In the last 12 years, the largest non-flood catastrophe to affect our results of operations was Hurricane Floyd in the third quarter of 1999, which resulted in $15.1 million of losses. In 2008, we experienced losses totaling $34.7 million from thirty-two different catastrophes. In 2010, we experienced losses totaling $37.7 million from twenty-seven different catastrophes.

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

Our insurance subsidiaries seek to reduce the impact on our business of a catastrophe through geographic diversification and through the purchase of reinsurance covering various categories of catastrophes, which generally excludes terrorism. Nevertheless, reinsurance may prove inadequate if:

•	a major catastrophic loss exceeds the reinsurance limit; or

•	an insurance subsidiary pays a number of smaller catastrophic loss claims that, individually, fall below the subsidiary’s retention level.

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

Although we do not write health insurance, rules affecting health care services can affect other insurance that we write, including workers compensation and commercial and personal automobile and liability insurance. We cannot determine whether or in what form additional health care reform legislation may be adopted by the U.S. Congress or any state legislature. We also cannot determine the nature and effect, if any, that the adoption of health care legislation or regulations, or changing interpretations, at the federal or state level would have on us.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was signed into law. Among other things, the Dodd-Frank Act established a Federal Insurance Office within the U.S. Department of the Treasury and empowered it to gather data and information regarding the insurance industry and insurers. We cannot predict what impact, if any, the Dodd-Frank Act or any other such legislation will have on us.

We currently write flood insurance which is reinsured by the National Flood Insurance Program (the NFIP). There have been various legislative proposals to reform or terminate the NFIP. We cannot currently determine whether or in what form legislation may be adopted concerning the NFIP and the effect this may have on us.

On January 7, 2011, the South Carolina Supreme Court held in Crossmann v Harleysville Mutual Insurance Company (Opinion No. 26909, January 7, 2011) that a contractor’s or subcontractor’s negligent/faulty work does not constitute an “occurrence” under the applicable Commercial general liability policy. Recently, the South Carolina legislature has introduced legislation (S431, H3449, H3498) to overturn the Crossmann decision. We can not currently determine whether or in what form such legislation may be adopted and the effect that this may have on Harleysville Group.

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

The capital and credit markets experienced extreme volatility and disruption in the recent past. The volatility and disruption in the markets exerted downward pressure on the availability of liquidity and credit capacity for certain issuers. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by continued disruptions in the capital and credit markets.

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

Although other agencies cover the property and casualty industry, we believe our ability to write business is most influenced by our financial strength rating from A. M. Best. According to A. M. Best, its ratings are designed to assess an insurer’s financial strength and ability to meet ongoing policyholder obligations. Currently, our rating from A. M. Best is “A”, or “excellent.” A rating below “A-” from A. M. Best could materially adversely affect the business we write. Both Moody’s and Standard & Poor’s also assign financial strength ratings to the Company. Our Moody’s rating is A3 and our Standard & Poor’s rating is A-. While we consider our financial strength ratings from these rating agencies important, we believe that they have less impact on our business compared to our financial strength rating from A. M. Best.

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

The property and casualty insurance industry is highly competitive on the basis of product, price and service. If our competitors offer products with more coverage, or price their products more aggressively, our ability to grow or renew our business may be materially adversely impacted. There are more than 200 groups writing property and casualty insurance in the United States, and we rank among the top 70 in size. Our most significant competitors vary significantly in our different lines of business and in the geographic markets in which we compete. The Internet also could emerge as a significant source of new competition, both from existing competitors using their brand name and resources to write business through this distribution channel and from new competitors.

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

If insurance regulators determine that payment of a dividend to our holding company would be detrimental to an insurance subsidiary’s policyholders or creditors, because of the financial condition of the insurance subsidiary or otherwise, the regulators may block dividends that would otherwise be permitted without prior approval.

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

If our use of predictive modeling or other underwriting tools is not effective, our business could be materially adversely impacted.

We use predictive modeling and other underwriting tools in underwriting a significant portion of our commercial lines business. We believe these tools allow us to more accurately match underwriting risk with pricing to operate more profitably. If the tools do not accurately reflect the level of losses that we ultimately will incur, our ability to write business and our financial results could be materially adversely affected.

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

As of December 31, 2010, the Mutual Company owned approximately 54% of our outstanding common stock. The Mutual Company’s stock ownership and ability, by reason of such ownership, to elect our board of directors, provides it with significant influence over potential change of control transactions. Further, Section 203 of the Delaware General Corporation Law provides that if a person acquires 15% or more of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more of our voting stock, subject to certain exceptions. Section 203 may discourage a potential change of control transaction. Our Board of Directors is divided into three classes (A, B and C). The current three-year terms of Class A, B and C directors expire in 2013, 2012 and 2011, respectively. This classification of our Board of Directors could have the effect of discouraging a potential change in control transaction.

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

Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates are as follows:

	December 31, 2010
	Principal Cash Flows	Weighted-Average Interest Rate
	(dollars in thousands)
Fixed maturities and short-term investments:
2011	$281,515	3.85%
2012	279,768	5.17%
2013	231,383	4.66%
2014	218,101	4.56%
2015	225,642	4.50%
Thereafter	998,319	4.99%

Total	$2,234,728

Fair value	$2,401,977

Debt:
2012	$18,500	0.71%
2013	100,000	5.75%

Total	$118,500

Fair value	$117,913

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

The combined total of realized and unrealized equity investment gains (losses) was $27.7 million, $46.4 million and $(53.7) million in 2010, 2009 and 2008, respectively. During these three years, the largest total equity investment gain and (loss) in a quarter was $25.4 million (3rd quarter 2009) and $(26.4) million (4th quarter 2008), respectively.

Item 8.	Financial Statements and Supplementary Data.

HARLEYSVILLE GROUP

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2010	2009
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $156,967 and $213,838)	$148,362	$204,284
Available for sale, at fair value (amortized cost $2,069,097 and $2,036,993)	2,165,101	2,130,179
Equity securities, at fair value (cost $191,095 and $137,150)	268,104	186,395
Short-term investments, at cost, which approximates fair value	79,909	116,476
Other invested assets, at cost, which approximates fair value		2,480

Total investments	2,661,476	2,639,814
Cash	39	126
Receivables:
Premiums	133,758	141,486
Reinsurance	219,149	226,781
Accrued investment income	26,910	26,058

Total receivables	379,817	394,325
Deferred policy acquisition costs	113,997	111,649
Prepaid reinsurance premiums	51,625	48,314
Property and equipment, net	13,312	13,579
Deferred income taxes	9,413	21,429
Other assets	48,553	72,750

Total assets	$3,278,232	$3,301,986

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $214,518 and $257,562)	$1,771,661	$1,782,292
Unearned premiums (affiliate $32,935 and $44,275)	503,532	484,510
Accounts payable and accrued expenses	96,461	130,780
Due to affiliate	19,445	13,276
Debt (affiliate $18,500 and $18,500)	118,500	118,500

Total liabilities	2,509,599	2,529,358

Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued Common stock, $1 par value, authorized 80,000,000 shares; issued 2010, 34,987,829 and 2009, 34,583,182 shares; outstanding 2010, 27,044,836 and 2009, 27,615,120 shares	34,988	34,583
Additional paid-in capital	263,857	245,636
Accumulated other comprehensive income	80,506	62,276
Retained earnings	630,603	640,593
Treasury stock, at cost, 7,942,993 and 6,968,062 shares	(241,321)	(210,460)

Total shareholders’ equity	768,633	772,628

Total liabilities and shareholders’ equity	$3,278,232	$3,301,986

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Premiums earned from affiliate (ceded to affiliate, $783,340, $730,699 and $761,751)	$866,350	$858,500	$918,515
Investment income, net of investment expense	103,313	106,649	113,555
Realized investment gains (losses), net:
Total other-than-temporary impairment losses	—	(1,548)	(65,032)
Portion of loss recognized in other comprehensive income	—	—	—
Other realized investment gains, net	597	3,841	5,191

Total realized investment gains (losses), net	597	2,293	(59,841)

Other income (affiliate $7,251, $6,451 and $7,324)	16,012	13,178	13,087

Total revenues	986,272	980,620	985,316

Expenses:
Losses and loss settlement expenses (ceded to affiliate, $540,619, $476,641 and $524,735)	589,105	552,491	610,768
Amortization of deferred policy acquisition costs	220,150	216,470	227,287
Other underwriting expenses	84,227	85,349	85,182
Interest expense (affiliate $137, $290 and $640)	6,064	6,217	6,572
Other expenses	4,014	4,095	4,545

Total expenses	903,560	864,622	934,354

Income before income taxes	82,712	115,998	50,962
Income taxes	15,814	29,702	8,643

Net income	$66,898	$86,296	$42,319

Per common share:
Basic net income	$2.43	$3.09	$1.45

Diluted net income	$2.42	$3.07	$1.43

Cash dividend	$2.81	$1.25	$1.10

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2010, 2009 and 2008

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2007	33,656,253	$33,656	$213,654	$20,599	$578,705	$(87,773)	$758,841
Net income					42,319		42,319
Other comprehensive (loss), net of tax:
Unrealized investment losses, net of reclassification adjustment				(5,880)			(5,880)
Defined benefit pension plan:
Net actuarial loss adjustment				(32,109)			(32,109)

Other comprehensive loss							(37,989)

Comprehensive income							4,330

Issuance of common stock:
Incentive plans	570,643	571	8,083				8,654
Dividend Reinvestment Plan	27,685	27	965				992
Tax benefit from stock compensation			3,114				3,114
Stock compensation			5,899				5,899
Purchase of treasury stock, 2,764,561 shares						(97,318)	(97,318)
Cash dividends paid					(31,878)		(31,878)

Balance at December 31, 2008	34,254,581	34,254	231,715	(17,390)	589,146	(185,091)	652,634
Net income					86,296		86,296
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				74,976			74,976
Defined benefit pension plan:
Net actuarial loss adjustment				4,690			4,690

Other comprehensive income							79,666

Comprehensive income							165,962

Issuance of common stock:
Incentive plans	296,483	297	6,087				6,384
Dividend Reinvestment Plan	32,118	32	963				995
Tax benefit from stock compensation			571				571
Stock compensation			6,300				6,300
Purchase of treasury stock, 870,153 shares						(25,369)	(25,369)
Cash dividends paid					(34,849)		(34,849)

Balance at December 31, 2009	34,583,182	$34,583	$245,636	$62,276	$640,593	$(210,460)	$772,628

(Continued)

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2010, 2009 and 2008

(dollars in thousands)

(Continued)

	Common Stock			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)		Retained Earnings	Treasury Stock		Total
	Shares	Amount
Net income		$		$		$		$66,898	$		$66,898
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment							19,878				19,878
Defined benefit pension plan: Net actuarial loss adjustment							(1,648)				(1,648)

Other comprehensive income											18,230

Comprehensive income											85,128

Issuance of common stock:
Incentive plans	338,678		339		8,634						8,973
Dividend Reinvestment Plan	65,969		66		2,211						2,277
Tax benefit from stock compensation					1,013						1,013
Stock compensation					6,363						6,363
Purchase of treasury stock, 974,931 shares										(30,861)	(30,861)
Dividends declared								(76,888)			(76,888)

Balance at December 31, 2010	34,987,829		$34,988		$263,857		$80,506	$630,603		$(241,321)	$768,633

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$66,898	$86,296	$42,319
Adjustments to reconcile net income to net cash provided by operating activities:
Change in receivables, unearned premiums and prepaid reinsurance	30,221	(20,322)	(54,861)
Change in affiliate balance	6,162	316	20,157
Increase (decrease) in unpaid losses and loss settlement expenses	(10,631)	14,691	67,376
Deferred income taxes	2,200	4,566	(9,892)
(Increase) decrease in deferred policy acquisition costs	(2,348)	(1,310)	2,953
Amortization and depreciation	10,058	6,177	5,926
Realized investment (gains) losses, net	(597)	(2,293)	59,841
Change in other assets and other liabilities	(10,162)	10,876	(25,332)
Other, net	6,439	6,432	5,901

	98,240	105,429	114,388
Cash provided by the change in the intercompany pooling agreement			82,640

Net cash provided by operating activities	98,240	105,429	197,028

Cash flows from investing activities:
Held to maturity investments:
Maturities	54,916	41,406	68,124
Available for sale investments:
Purchases	(388,940)	(507,669)	(474,363)
Maturities	241,602	226,449	192,530
Sales	52,333	93,960	241,379
Other invested assets:
Purchases			(5,789)
Maturities	436	410	99
Sales	1,408
Net (purchases) sales or maturities of short-term investments	40,896	94,206	(102,741)
Purchase of property and equipment, net	(602)	(2,025)	(100)
Acquisition of affiliate, net of cash acquired	(4,825)

Net cash used by investing activities	(2,776)	(53,263)	(80,861)

Cash flows from financing activities:
Issuance of common stock	8,973	7,382	9,649
Purchase of treasury stock	(30,940)	(25,290)	(97,318)
Dividends paid (to affiliate, $40,819, $18,158 and $16,486)	(74,597)	(34,849)	(31,878)
Excess tax benefits from share-based payment arrangements	1,013	571	3,114

Net cash used by financing activities	(95,551)	(52,186)	(116,433)

Decrease in cash	(87)	(20)	(266)
Cash at beginning of year	126	146	412

Cash at end of year	$39	$126	$146

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

Harleysville Group consists of Harleysville Group Inc. and its subsidiaries (all wholly owned). Those subsidiaries are:

•	Harleysville-Atlantic Insurance Company (Atlantic)

•	Harleysville Insurance Company (HIC)

•	Harleysville Insurance Company of New Jersey (HNJ)

•	Harleysville Insurance Company of New York (HIC New York)

•	Harleysville Insurance Company of Ohio (HIC Ohio)

•	Harleysville Lake States Insurance Company (Lake States)

•	Harleysville Preferred Insurance Company (Preferred)

•	Harleysville Worcester Insurance Company (Worcester)

•	Harleysville Ltd., a real estate partnership that owns the home office

Harleysville Group is approximately 54% owned by Harleysville Mutual Insurance Company (the Mutual Company).

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

The Company adopted the accounting guidance on “Participating Securities and the Two-Class Method,” in 2009. This guidance redefines participating securities to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.” Outstanding unvested restricted stock and restricted stock units issued by the Company under employee compensation programs containing such dividend participation features are considered participating securities subject to the “two-class method” in computing EPS rather than the “treasury stock method.” Prior period EPS has been adjusted retroactively to conform to this guidance. Adoption of this guidance reduced basic EPS by $.04 and $.01 for 2009 and 2008, respectively, and diluted EPS by $.02 and $.01 for 2009 and 2008, respectively.

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

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force).” This ASU amends FASB Accounting Standards Codification (ASC) Topic 944, Financial Services-Insurance, to address which costs related to the acquisition of new or renewal insurance contracts qualify for deferral. The ASU allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are (1) incremental direct costs of the contract transaction (i.e., would not have occurred without the contract transaction), (2) a portion of the employee’s compensation and fringe benefits related to certain activities for successful contract acquisitions, or (3) direct-response advertising costs as defined in ASC Subtopic 340-20, Other Assets and Deferred Costs – Capitalized Advertising Costs. An insurance entity would expense as incurred all other costs related to the acquisition of new or renewal insurance contracts. The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, and can be applied either prospectively or retrospectively. Early application is permitted at the beginning of an entity’s annual reporting period. The impact of adopting this ASU is currently being evaluated.

In December 2010, the FASB issued ASU 2010-28, “Intangibles-Goodwill and Other.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations or financial position.

2 - Transactions with Affiliates

(a) Underwriting

The insurance subsidiaries participate in a reinsurance pooling agreement with the Mutual Company and its property and casualty insurance subsidiary, Harleysville Pennland Insurance Company (Pennland), whereby such subsidiaries and Pennland cede to the Mutual Company all of their insurance business and assume from the Mutual Company an amount equal to their participation in the pooling agreement. All losses and loss settlement expenses and other underwriting expenses are prorated among the parties on the basis of participation in the pooling agreement. The agreement pertains to all insurance business written or earned on or after January 1, 1986. Harleysville Group’s participation was 80% for 2010, 2009 and 2008.

Effective January 1, 2011, the Company’s property and casualty subsidiaries and the Mutual Company and Pennland amended their intercompany pooling agreement as it relates to their workers compensation business. The amendment establishes that the financial results associated with the workers compensation business for accident years 2011 and following will be retained 100 percent by the Mutual Company. The financial results of this business for prior accident years will continue to be shared between the Company’s property and casualty subsidiaries, the Mutual Company and Pennland under the existing pool participations. Harleysville Group paid cash of $33 million on January 3, 2011 associated with the transfer of the unearned premium liability on the workers compensation business as of January 1, 2011. Harleysville Group’s unearned premium liability decreased by $40 million and Harleysville Group received a ceding commission of $7 million for expenses that were incurred to generate the business ceded to the Mutual Company, which ceding commission reduced deferred policy acquisition costs.

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

Because this pooling agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to the Mutual Company. However, the reinsurance pooling agreement provides for the right of offset, and the amount of credit risk with the Mutual Company was not material at December 31, 2010 and 2009. The Mutual Company has an A. M. Best rating of “A” (Excellent).

The following amounts represent reinsurance transactions between Harleysville Group and the Mutual Company under the pooling arrangement:

	2010	2009	2008
	(in thousands)
Ceded:
Premiums written	$810,391	$748,289	$753,173

Premiums earned	$783,340	$730,699	$761,751

Losses incurred	$540,619	$476,641	$524,735

Assumed:
Premiums written	$882,061	$851,617	$950,130

Premiums earned	$866,350	$858,500	$918,515

Losses incurred	$588,506	$551,773	$610,531

Net assumed from the Mutual Company:
Unearned premiums	$32,935	$44,275	$68,748

Unpaid losses and loss settlement expenses	$214,518	$257,562	$278,841

(b) Property

Harleysville Ltd. leases the home office to the Mutual Company, which shares the facility with Harleysville Group. Rental income under the lease was $4,402,000, $4,194,000 and $4,170,000 for 2010, 2009, and 2008, respectively, and is included in other income after elimination of intercompany amounts of $2,994,000, $2,852,000 and $2,836,000 in 2010, 2009 and 2008, respectively.

(c) Management Agreements

Harleysville Group Inc. received $5,843,000, $5,109,000 and $5,990,000 of management fee income in 2010, 2009 and 2008, respectively, under agreements whereby Harleysville Group Inc. provides management services to the Mutual Company and other affiliates. Such amounts are included in other income. Effective January 1, 2010, the management agreement was amended to include voluntary assumed reinsurance business written by the Mutual Company.

(d) Intercompany Balances

Intercompany balances are created primarily from the pooling arrangement (settled quarterly), allocation of common expenses, collection of premium balances and payment of claims (settled monthly). No interest is charged or received on intercompany balances due to the timely settlement terms and nature of the items. Interest expense on the loan from the Mutual Company described in Note 7 was $137,000, $290,000 and $640,000 in 2010, 2009 and 2008, respectively.

Harleysville Group has off-balance-sheet credit risk related to approximately $99,600,000 and $82,000,000 of premium balances due to the Mutual Company from agents and insureds at December 31, 2010 and 2009, respectively.

(e) Acquisition

On December 30, 2010, Harleysville Group Inc. acquired Mainland Insurance Company (Mainland) from the Mutual Company for $4,825,000 in cash. On December 31, 2010, HIC New York was merged into Mainland and Mainland’s name was changed to Harleysville Insurance Company of New York (HIC New York). Mainland was a shell property and casualty insurance company with no premiums or outstanding insurance obligations. The acquisition and merger were completed to facilitate the redomestication of HIC New York to Pennsylvania in order to improve the efficiency of the corporate structure. Supplemental cash flow information for the acquisition is as follows:

(in thousands)
Fair value of assets (including short-term investments of $4.3 million)	$4,832
Liabilities assumed	7

Cash paid	$4,825

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

For investments that have quoted market prices in active markets, the Company uses the quoted market price as fair value and includes these investments in Level 1 of the fair value hierarchy. The Company classifies U.S. Treasury securities and publicly traded equity securities and equity mutual funds as Level 1. When quoted market prices in active markets are not available, the Company relies on a pricing service to estimate fair value. The Company classifies its fixed maturity securities other than U.S. Treasury securities and private placements as Level 2. Private placement fixed maturity securities, non-publicly traded equity securities and investments in receivership are classified as Level 3. Fair value of the investments in receivership is based on cash flow analysis and other valuation techniques.

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

When the independent pricing service provides a fair value estimate, the Company uses that estimate. At December 31, 2010, the independent pricing service provided a fair value estimate for all of the investments classified as Level 1 investments within the fair value hierarchy and approximately 99% of the investments classified as Level 2 estimates within the fair value hierarchy. The fair value of all Level 2 securities is based on observable market inputs.

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

The following is a summary of the fair value measurements of applicable Company assets by level within the fair value hierarchy as of December 31, 2010 and 2009. These assets are measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 of the fair value hierarchy in 2010. Harleysville Group’s policy is to recognize transfers between levels as of the end of the reporting period.

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fixed maturities available for sale:
U.S. Treasury securities	$122,857	$122,857
Obligations of U.S. government corporations and agencies	17,171		$17,171
Obligations of states and political subdivisions	1,173,447		1,173,447
Corporate securities	481,805		481,805
Mortgage-backed securities	369,821		369,821

Total available for sale	2,165,101	122,857	2,042,244

Equity securities:
Dividend income portfolio of common stocks	51,684	51,684
International fund	44,877	44,877
Total stock market index fund	171,536	171,536
Other	7			$7

Total equity securities	268,104	268,097		7

Total	$2,433,205	$390,954	$2,042,244	$7

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fixed maturities available for sale:
U.S. Treasury securities	$110,228	$110,228
Obligations of U.S. government corporations and agencies	25,449		$25,449
Obligations of states and political subdivisions	1,074,458		1,074,458
Corporate securities	516,611		516,511	$100
Mortgage-backed securities	403,433		403,433

Total available for sale	2,130,179	110,228	2,019,851	100

Equity securities:
International fund	40,093	40,093
Total stock market index fund	146,296	146,296
Other	6			6

Total equity securities	186,395	186,389		6

Total	$2,316,574	$296,617	$2,019,851	$106

The following tables presents additional information about assets measured at fair value on a recurring basis for which significant unobservable inputs (Level 3) were used to determine fair value.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31, 2010
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at January 1, 2010	$100	$6	$106
Purchases		1	1
Settlements	(100)		(100)

Balance at December 31, 2010	$—	$7	$7

The amount of total losses for the year included in earnings (realized investment gains (losses), net) attributable to the change in unrealized losses relating to assets still held at December 31, 2010			$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31, 2009
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at January 1, 2009	$3,116	$6	$3,122
Total gains (losses) (realized/unrealized)
Included in earnings	(955)		(955)
Sales and settlements	(2,061)		(2,061)

Balance at December 31, 2009	$100	$6	$106

The amount of total losses for the year included in earnings (realized investment gains (losses), net) attributable to the change in unrealized losses relating to assets still held at December 31, 2009			$—

The other invested assets on the balance sheet at December 31, 2009 were carried at cost and were tested for impairment on a quarterly basis. During 2009, the securities were written down to fair value and an impairment charge of $299,000 was included in earnings for the year. Fair value was determined based on cash flow analysis and other valuation techniques, based on unobservable inputs (Level 3). The security was sold in 2010 at a loss of $635,000.

The amortized cost and estimated fair value of investments in fixed maturity and equity securities are as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$370	$8		$378
Obligations of states and political subdivisions	74,811	3,722	$	78,533
Corporate securities	73,181	4,875		78,056

Total held to maturity	148,362	8,605		156,967

Available for sale:
U.S. Treasury securities	119,009	3,886	(38)	122,857
Obligations of U.S. government corporations and agencies	16,274	897		17,171
Obligations of states and political subdivisions	1,140,695	36,730	(3,978)	1,173,447
Corporate securities	447,962	34,173	(330)	481,805
Mortgage-backed securities	345,157	24,664		369,821

Total available for sale	2,069,097	100,350	(4,346)	2,165,101

Total fixed maturities	$2,217,459	$108,955	$(4,346)	$2,322,068

Total equity securities	$191,095	$77,322	$(313)	$268,104

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$459	$8		$467
Obligations of states and political subdivisions	119,430	5,012	$(12)	124,430
Corporate securities	84,395	4,594	(48)	88,941

Total held to maturity	204,284	9,614	(60)	213,838

Available for sale:
U.S. Treasury securities	109,195	1,495	(462)	110,228
Obligations of U.S. government corporations and agencies	24,295	1,214	(60)	25,449
Obligations of states and political subdivisions	1,030,968	45,425	(1,935)	1,074,458
Corporate securities	491,782	25,591	(762)	516,611
Mortgage-backed securities	380,753	22,691	(11)	403,433

Total available for sale	2,036,993	96,416	(3,230)	2,130,179

Total fixed maturities	$2,241,277	$106,030	$(3,290)	$2,344,017

Total equity securities	$137,150	$49,256	$(11)	$186,395

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity:
Due in one year or less	$20,380	$20,602
Due after one year through five years	109,861	117,260
Due after five years through ten years	7,932	8,200
Due after ten years	10,189	10,905

	148,362	156,967

Available for sale:
Due in one year or less	116,371	118,553
Due after one year through five years	493,760	519,880
Due after five years through ten years	688,496	724,736
Due after ten years	425,313	432,111

	1,723,940	1,795,280

Mortgage-backed securities	345,157	369,821

	2,069,097	2,165,101

Total fixed maturities	$2,217,459	$2,322,068

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2010 and 2009 amounted to $32,581,000 and $31,411,000 respectively.

The estimated fair value and unrealized loss for temporarily impaired securities is as follows:

	December 31, 2010
	Less than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$3,073	$38	$3,073	$38
Obligations of states and political subdivisions	232,551	3,978	232,551	3,978
Corporate securities	33,594	330	33,594	330

Total fixed maturities	269,218	4,346	269,218	4,346

Equity securities	17,231	313	17,231	313

Total temporarily impaired securities	$286,449	$4,659	$286,449	$4,659

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$76,791	$462			$76,791	$462
Obligations of U.S. government corporations and agencies	1,429	60			1,429	60
Obligations of states and political subdivisions	115,997	1,947			115,997	1,947
Corporate securities	2,470	22	$24,980	$788	27,450	810
Mortgage-backed securities	2,973	11			2,973	11

Total fixed maturities	199,660	2,502	24,980	788	224,640	3,290

Equity mutual funds	944	11			944	11

Total temporarily impaired securities	$200,604	$2,513	$24,980	$788	$225,584	$3,301

All of the fixed maturity securities with an unrealized loss at December 31, 2010 are classified as available for sale and are carried at fair value on the balance sheet.

The unrealized losses on fixed maturity investments were primarily due to an increase in interest rates rather than a decline in credit quality. Per the Company’s policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and the Company intends to sell or more likely than not will be required to sell the security before recovery of its value. The Company believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and worsening economic conditions, these investments may be written down in the income statement in the future.

Twelve positions comprise the unrealized loss in equity investments at December 31, 2010. These securities have not been below cost for significant continuous amounts of time. Harleysville Group is monitoring these securities and some could possibly be written down in the income statement in the future.

A summary of net investment income is as follows:

	2010	2009	2008
	(in thousands)
Interest on fixed maturities	$100,504	$103,971	$108,592
Dividends on equity securities	4,239	3,639	3,235
Interest on short-term investments	548	1,150	3,896
Income on other invested assets	12	67	52

Total investment income	105,303	108,827	115,775
Less: Investment expense	1,990	2,178	2,220

Net investment income	$103,313	$106,649	$113,555

Realized gross gains (losses) from investments and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

	2010	2009	2008
	(in thousands)
Fixed maturity securities:
Available for sale:
Gross gains	$1,438	$6,655	$3,213
Gross losses	(127)	(2,814)	(79)
Other than temporary impairment losses		(1,249)	(13,678)
Equity securities:
Gross gains			2,057
Gross losses	(79)
Other than temporary impairment losses			(48,669)
Other invested assets:
Gross losses	(635)
Other than temporary impairment losses		(299)	(557)
Securities lending collateral:
Available for sale:
Other than temporary impairment losses			(2,128)

Net realized investment gains (losses)	$597	$2,293	$(59,841)

Change in difference between fair value and cost of investments(1):
Fixed maturity securities	$1,869	$74,524	$(2,177)
Equity securities	27,764	46,434	(7,053)
Securities lending collateral			660

Total	$29,633	$120,958	$(8,570)

(1)	Parentheses indicate a net unrealized decline in fair value.

Income taxes (benefit) on realized investment gains (losses) were $209,000, $803,000 and $(20,944,000) for 2010, 2009 and 2008, respectively.

Deferred income tax liabilities applicable to net unrealized investment gains included in shareholders’ equity were $60,555,000 and $49,851,000 at December 31, 2010 and 2009, respectively.

Harleysville Group had no credit-related impairment charges on non-equity securities in 2010. Harleysville Group recognized credit-related impairment charges on non-equity securities of $1,548,000 and $16,363,000 in 2009 and 2008, respectively. The 2009 impairment charges consisted of $568,000 on bonds the Company sold in 2010 and $980,000 on structured investment vehicles. The 2008 impairment charges consisted of $5,420,000 on Lehman Brothers bonds and $10,943,000 on structured investment vehicles.

Harleysville Group had no impairment charges on equity securities in 2010 or 2009. In the third quarter of 2008, the Company recorded an impairment charge of $17,786,000 on equity securities that it was planning to sell. There was an additional impairment charge of $30,872,000 in the fourth quarter of 2008 on the equity securities, prior to their sale. The equity securities were sold in November 2008 to recover a portion of federal income taxes which were previously paid. Under existing federal income tax regulations, such taxes can be recovered in future periods to the extent capital losses are recognized. As a result of the decline in value of the equity index funds held by the Company during 2008, the duration of the impairment and the likelihood of near term recovery and the availability to carryback realized capital losses for federal income tax purposes upon their disposal, the Company determined that it was appropriate to sell the equity investments and recover a portion of the federal income taxes which were paid in prior years.

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

	2010	2009	2008
	(in thousands)
Premiums written:
Direct	$1,004,632	$954,375	$1,045,690
Assumed	4,598	13,818	11,365
Ceded	(127,169)	(116,576)	(106,925)

Net premiums written	$882,061	$851,617	$950,130

Premiums earned:
Direct	$979,444	$958,151	$1,010,203
Assumed	10,765	10,092	12,477
Ceded	(123,859)	(109,743)	(104,165)

Net premiums earned	$866,350	$858,500	$918,515

Losses and loss settlement expenses are net of reinsurance recoveries of $44,414,000, $53,563,000 and $62,821,000 for 2010, 2009 and 2008, respectively.

Assumed and ceded written premiums for 2009 include $6,200,000 and assumed and ceded earned premiums for 2010 and 2009 include $5,280,000 and $920,000, respectively, for Harleysville Group’s share of flood insurance business the Mutual Company assumed from another carrier, which is ceded 100% to the National Flood Insurance Program.

5 - Property and Equipment

Property and equipment consisted of our home office land and buildings with a cost of $28,737,000 and $28,241,000, and equipment, including software, with a cost of $5,749,000 and $5,865,000 at December 31, 2010 and 2009, respectively. Accumulated depreciation related to such assets was $21,174,000 and $20,527,000 at December 31, 2010 and 2009, respectively.

Rental expense under leases with non-affiliates amounted to $2,514,000, $2,793,000 and $2,494,000 for 2010, 2009 and 2008, respectively. Operating lease commitments were not material at December 31, 2010.

6 - Liability for Unpaid Losses and Loss Settlement Expenses

Activity in the liability for unpaid losses and loss settlement expenses is summarized as follows:

	2010	2009	2008
	(in thousands)
Liability at January 1	$1,782,292	$1,767,601	$1,546,690
Less reinsurance recoverables	223,128	209,352	164,878

Net liability at January 1	1,559,164	1,558,249	1,381,812

Incurred related to:
Current year	639,234	588,575	642,576
Prior years	(50,129)	(36,084)	(31,808)

Total incurred	589,105	552,491	610,768

Paid related to:
Current year	249,831	204,192	227,056
Prior years	344,373	347,384	360,810

Total paid	594,204	551,576	587,866

Adjustment to beginning reserves resulting from change in pool participation percentage			(153,535)

Total paid adjusted for pool change			434,331

Net liability at December 31	1,554,065	1,559,164	1,558,249
Plus reinsurance recoverables	217,596	223,128	209,352

Liability at December 31	$1,771,661	$1,782,292	$1,767,601

In 2010, Harleysville Group recognized net favorable development of $50,129,000 in the provision for insured events of prior years, primarily due to lower-than-expected claims severity broadly experienced across all casualty lines in accident years 2004 through 2008, partially offset by a slight amount of adverse development in accident years prior to 2000.

A decrease in commercial automobile severity was observed during 2010, which led to the recognition of $8,071,000 of favorable development in this line during the year. Approximately $2,400,000 of the favorable development experienced in this line during 2010 is related to the Company’s involuntary pools.

A decrease in workers compensation severity, primarily in accident years 2002 through 2007, was observed during 2010, and led to the recognition of favorable development for those accident years during the year. An increase in workers compensation medical severity in accident years 2001 and prior was observed during 2010 which led to the recognition of adverse development for those accident years during the year. An increase in severity in accident year 2009 was observed in this line during 2010, which led to the recognition of $1,228,000 of adverse development during the year. In total, $8,184,000 of favorable development was recognized in the workers compensation line during 2010. Approximately $2,600,000 of the favorable development experienced in this line during 2010 is related to the Company’s involuntary pools.

In the commercial multi-peril line of business, a reduction in severity, primarily in accident years 2004 through 2009, led to the recognition of $18,945,000 of favorable development during 2010.

A reduction in other commercial lines severity was widely observed during 2010, which led to the recognition of $9,626,000 of favorable prior year development.

A reduction in personal automobile severity in accident years 2008 and prior was widely observed during 2010. Claim frequency in accident year 2009 increased, which led to $506,000 of adverse development during the year. In total, $4,356,000 of favorable prior year development was recognized in this line during 2010.

A reduction in homeowners severity was observed during 2010, especially in accident year 2006. Claim frequency and severity in accident years 2008 and 2009 was observed to increase slightly, which led to the recognition of $413,000 and $81,000 of adverse development in these years, respectively. In total, $270,000 of favorable development was recognized in this line during 2010.

A reduction in other personal lines severity was observed during 2010, especially in accident year 2005. Severity in accident years 2008 and 2009 was observed to marginally increase, which led to the recognition of approximately $100,000 of adverse development in each accident year. In total, $677,000 of favorable development was recognized in other personal lines during 2010.

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

Harleysville Group records the actuarial central estimate, which is management’s best estimate, of the ultimate unpaid losses and loss settlement expenses incurred. Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends.

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

7 - Borrowings

Debt is as follows:

	December 31,
	2010	2009
	(in thousands)
Notes, 5.75%, due 2013	$100,000	$100,000
Demand term-loan payable to the Mutual Company, LIBOR plus 0.45%, due 2012	18,500	18,500

Total debt	$118,500	$118,500

The fair value of the notes was $99,413,000 and $99,975,000 at December 31, 2010 and 2009, respectively, based on quoted market prices for the same or similar debt. The carrying value of the remaining debt approximates fair value.

Interest paid was $5,887,000, $6,054,000 and $6,406,000 in 2010, 2009 and 2008 respectively.

8 - Shareholders’ Equity

Comprehensive income consisted of the following:

	2010	2009	2008
	(in thousands)
Net income	$66,898	$86,296	$42,319
Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized investment holding gains (losses) arising during period, net of taxes (benefits) of $10,912, $41,174 and $(24,111)	20,266	76,466	(44,777)
Less:
Reclassification adjustment for (gains) losses included in net income, net of (taxes) benefits of $(209), $(803) and $20,944	(388)	(1,490)	38,897

Net unrealized investment gains (losses)	19,878	74,976	(5,880)

Defined benefit pension plan:
Net actuarial gain (loss) arising during the period, net of taxes (benefit) of $(2,020), $1,886 and $(17,372)	(3,749)	3,503	(32,260)
Recognition of net actuarial loss in net periodic pension cost, net of taxes of $1,132, $640 and $82	2,101	1,187	151

Defined benefit pension plan	(1,648)	4,690	(32,109)

Other comprehensive income (loss)	18,230	79,666	(37,989)

Comprehensive income	$85,128	$165,962	$4,330

Accumulated other comprehensive income consisted of the following amounts (which are net of tax):

	December 31,
	2010	2009
	(in thousands)
Unrealized investment gains	$112,459	$92,581
Defined benefit pension plan-net actuarial loss	(31,953)	(30,305)

Accumulated other comprehensive income	$80,506	$62,276

A source of cash for the payment of dividends is dividends from subsidiaries. Harleysville Group Inc.’s insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to risk-based capital requirements and to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2010, $59,022,000 would be available for distribution to Harleysville Group Inc. in 2011 without prior approval.

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

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2010 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company’s eight insurance subsidiaries at December 31, 2010 ranged from 461% to 783%.

The following table contains selected information for Harleysville Group Inc.’s property and casualty insurance subsidiaries, as determined in accordance with prescribed statutory accounting practices:

	2010	2009	2008
	(Unaudited)	(in thousands)
Statutory capital and surplus	$695,475	$681,160	$588,892

Statutory unassigned surplus	$553,904	$541,786	$458,623

Statutory net income	$68,429	$90,892	$26,951

9 - Income Taxes

The components of income tax expense (benefit) are as follows:

	2010	2009	2008
	(in thousands)
Current	$13,614	$25,136	$18,535
Deferred	2,200	4,566	(9,892)

	$15,814	$29,702	$8,643

Net cash paid for federal income taxes in 2010, 2009 and 2008 was $11,100,000, $9,100,000 and $31,500,000 respectively.

The actual income tax rate differed from the statutory federal income tax rate applicable to income before income taxes as follows:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(16.0)	(9.5)	(18.4)
Other, net	0.1	0.1	0.4

	19.1%	25.6%	17.0%

The tax effects of the significant temporary differences that give rise to deferred tax liabilities and assets are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred tax liabilities:
Deferred policy acquisition costs	$39,899	$39,077
Unrealized investment gains	60,555	49,851
Other	9,528	10,822

Total deferred tax liabilities	109,982	99,750

Deferred tax assets:
Unearned premiums	31,633	30,534
Losses incurred	54,037	56,888
Pension plan	13,525	13,887
Alternative minimum tax credit carryforward	476
Capital loss carryforward	4,881	2,015
Other	14,843	17,855

Total deferred tax assets	119,395	121,179

Net deferred tax asset	$9,413	$21,429

A valuation allowance is required to be established for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the benefit of the deferred tax asset will be realized through the generation of future income. Therefore, no such valuation allowance has been established.

As of December 31, 2010, 2009 and 2008, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2007 through 2009 were open for examination as of December 31, 2010.

10 - Incentive Plans

The compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $6,363,000, $6,300,000 and $5,899,000 for 2010, 2009 and 2008, respectively with a corresponding income tax benefit of $2,130,000, $2,083,000 and $1,964,000 for 2010, 2009 and 2008, respectively.

Fixed Stock Option Plans

Harleysville Group has an Equity Incentive Plan (EIP) for key employees. Awards may be made in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or any combination of the above. The EIP was amended in 1997, 2006, 2007 and 2010 and limited future awards to an aggregate of 3,500,000 shares, plus the remaining shares under the plan in existence in 1997, of Harleysville Group Inc.’s common stock. Such shares may be authorized and unissued shares or treasury shares. The plan provides that stock options may become exercisable from six months to 10 years from the date of grant with an exercise price not less than fair market value on the date of grant. Options granted normally vest 33 1/3% at the end of one year, 33 1/3% at the end of two years and 33 1/3% at the end of three years from the date of grant. SARs have not been material. Time-based restricted stock awards have vesting periods of three to five years and vest 100% at the end of the period. Time-based restricted stock units have vesting periods of three to five years and vest 100% at the end of the period. Some restricted stock and restricted stock unit awards have performance-based vesting requirements and can vest anywhere from 0% to 200% of the number of target shares, depending upon the achievement of such performance goals. Performance-based restricted stock and restricted stock units have vesting periods of three to five years.

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

	For the year ended December 31,
	2010	2009	2008
Risk-free interest rate	2.79%	2.56%	2.76%
Expected term	5.5 years	5.5 years	5.5 years
Dividend yield	3.83%	4.11%	2.90%
Expected volatility	29.32%	29.84%	28.13%

A summary of share option activity under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2008	1,685,470	$25.62
Granted—2008	346,340	34.50
Exercised—2008	(404,842)	22.47
Forfeited—2008	(32,531)	33.72

Outstanding at December 31, 2008	1,594,437	28.18
Granted—2009	544,250	29.18
Exercised—2009	(154,116)	23.36
Forfeited—2009	(72,842)	31.49

Outstanding at December 31, 2009	1,911,729	28.73
Granted—2010	511,790	33.94
Exercised—2010	(434,795)	25.49
Forfeited—2010	(153,363)	32.26

Outstanding at December 31, 2010	1,835,361	$30.66	6.8	$11,167

Exercisable at:
December 31, 2010	967,205	$29.20	5.3	$7,296

The per share weighted-average fair value of options granted during 2010, 2009 and 2008 was $6.84, $5.67 and $7.52, respectively. The total intrinsic value of options exercised was $4,066,000, $1,199,000, and $5,557,000 for 2010, 2009 and 2008, respectively.

The expense to be recorded over the vesting period for restricted stock and restricted stock unit awards is determined utilizing the number of awards granted and the grant date fair market value.

A summary of restricted stock activity under the plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards at January 1, 2008	219,972	$30.30
Granted 2008	93,774	35.68
Vested 2008	(40,271)	22.54
Forfeited 2008	(18,558)	32.47

Restricted stock awards at December 31, 2008	254,917	33.34
Granted 2009	86,342	31.03
Vested 2009	(3,931)	32.51
Forfeited 2009	(17,500)	32.17

Restricted stock awards at December 31, 2009	319,828	32.79
Vested 2010	(58,872)	32.67
Forfeited 2010	(30,336)	33.24

Restricted stock awards at December 31, 2010	230,620	$32.77

The total fair market value of restricted shares which vested during 2010, 2009 and 2008 was $2,034,000, $122,000 and $993,000, respectively. In 2009, 15,735 restricted shares granted included a performance condition, while 10,480 restricted shares granted in 2008 included a performance condition. No restricted shares were granted in 2010.

A summary of restricted stock unit activity under the plan is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Restricted stock unit awards at January 1, 2008	17,440	$34.76
Granted 2008	22,040	38.92

Restricted stock unit awards at December 31, 2008	39,480	37.08
Granted 2009	27,270	34.21

Restricted stock unit awards at December 31, 2009	66,750	35.91
Granted 2010	113,285	36.49
Forfeited 2010	(10,250)	35.76

Restricted stock unit awards at December 31, 2010	169,785	$36.31

In 2010, 39,485 of the restricted stock units granted include a performance condition (at target). All of the restricted stock units granted in 2009 and 2008 include a performance condition.

For share options, restricted stock and restricted stock unit awards granted under the plan, the Company recognized compensation expense of $5,589,000, $5,498,000 and $5,105,000 in 2010, 2009 and 2008, respectively. As of December 31, 2010, the Company’s total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, restricted stock and restricted stock unit awards) granted under the plan was $5,183,000. The cost is expected to be recognized over a weighted average period of 1.7 years.

Other Stock Purchase and Incentive Plans

Harleysville Group Inc. is authorized to issue up to 3,150,000 shares of common stock under the terms of the Amended and Restated Employee Stock Purchase Plan (ESPP). Such shares may be authorized and unissued shares or treasury shares. Virtually all employees are eligible to participate in the plan, under which a participant may elect to have up to 15% of base pay withheld to purchase shares. The purchase price of the stock is 85% of the lower of the beginning-of-the-subscription-period or end-of-the-subscription-period fair market value. Subscription periods run from January 15 through July 14, or July 15 through January 14 in each year. In April 2010, the ESPP was amended to establish a 1,000 share purchase limitation per participant per subscription period.

In determining the expense to be recorded for the ESPP, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	0.14%	0.24%	2.48%
Expected term	6 Months	6 months	6 months
Dividend yield	4.06%	4.30%	2.96%
Expected volatility	21.43%	43.22%	26.91%

The weighted-average fair value of options granted under the ESPP was $6.08, $7.07 and $7.14 for 2010, 2009 and 2008, respectively. The total intrinsic value of options exercised under the plan was $340,000, $212,000 and $241,000 for 2010, 2009 and 2008, respectively. Compensation expense of $277,000, $348,000 and $288,000 related to grants under the plan was recognized in 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $12,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of one month.

The 2005 Non-Employee Directors’ Deferred Stock Unit Plan provided for the grant of up to 110,000 fully vested deferred stock units to outside directors of Harleysville Group Inc. and the Mutual Company. Each stock unit represents the right to receive, without payment to the Company, one share of common stock of Harleysville Group Inc. The plan was amended and restated in 2007 to provide for the grant of awards in the form of stock options, deferred stock units and restricted stock and was renamed the Amended and Restated Directors’ Equity Compensation Plan. The aggregate number of shares which may be issued under the plan is 500,000, which may be either authorized and unissued shares or treasury shares. At each April Board of Directors meeting, each non-employee director continuing in office receives a number of deferred stock units equal to the result of dividing $50,000 by the fair market value of a share of HGI common stock.

The expense to be recorded for the deferred stock units is determined utilizing the number of awards granted and the grant date fair market value. The expense is recognized at the date of grant as the awards are fully vested. In 2010, 2009 and 2008, respectively, there were 16,830, 17,985 and 15,092 units issued under the plan for which $493,000, $450,000 and $502,000 of expense was recognized. The weighted average grant date fair value of units granted during 2010, 2009 and 2008 was $32.58, $27.83 and $36.96 per unit, respectively.

Cash received from option exercises under all share-based payment arrangements for 2010, 2009 and 2008 was $8,476,000, $4,721,000 and $9,410,000, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements was $1,423,000, $419,000 and $1,945,000, respectively, for 2010, 2009 and 2008.

Harleysville Group has incentive bonus plans which include virtually all employees. Cash bonuses are earned on a formula basis depending upon the performance of Harleysville Group and the Mutual Company in relation to certain targets. Harleysville Group’s expense for such plans was $5,829,000, $7,732,000 and $6,111,000 for 2010, 2009 and 2008, respectively.

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

The following table sets forth the year-end status of the plan including the Mutual Company:

	2010	2009
	(in thousands)
Change in benefit obligation
Benefit obligation at January 1	$201,960	$188,995
Interest cost	11,893	11,478
Net actuarial loss	14,730	9,483
Benefits paid	(8,348)	(7,996)

Benefit obligation at December 31	$220,235	$201,960

Accumulated benefit obligation at December 31	$220,235	$201,960

Change in plan assets
Fair value of plan assets at January 1	$141,994	$114,472
Actual return on plan assets	18,498	28,537
Contributions	7,400	6,695
Benefits paid	(8,065)	(7,710)

Fair value of plan assets at December 31	$159,827	$141,994

Funded status at December 31	$(60,408)	$(59,966)

Harleysville Group portion:
Amount recognized in the statement of financial position	$(41,418)	$(42,510)

Amount recognized in accumulated other comprehensive income:
Net actuarial loss	$49,158	$46,622

The net periodic pension cost for the plan, including the Mutual Company, consists of the following components:

	2010	2009	2008
	(dollars in thousands)
Components of net periodic pension cost:
Interest cost	$11,893	$11,478	$11,312
Expected return on plan assets	(12,080)	(11,980)	(12,372)
Recognized net actuarial loss	4,581	2,567	362

Net periodic pension cost (benefit):
Entire plan	$4,394	$2,065	$(698)

Harleysville Group portion	$3,101	$1,470	$(164)

Other changes recognized in other comprehensive income - Harleysville Group portion
Net actuarial (gain) loss arising during the period	$5,769	$(5,389)	49,632
Recognition of actuarial loss in net periodic benefit cost	(3,233)	(1,827)	(233)

Total recognized in other comprehensive income - Harleysville Group portion	$2,536	$(7,216)	49,399

Total recognized in net periodic benefit cost and other comprehensive income	$5,637	$(5,746)	49,235

Additional information:
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.50%	6.00%	6.20%
Weighted-average assumptions used to determine net cost for years ended December 31:
Discount rate	6.00%	6.20%	6.55%
Expected return on plan assets	8.25%	8.25%	8.25%

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost in 2011 are as follows: net actuarial loss $4,661,000.

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

At December 31, 2010, the independent pricing service provided a fair value estimate for all of the pension plan investments classified as Level 1 investments within the fair value hierarchy and approximately 96% of the pension plan investments classified as Level 2 estimates within the fair value hierarchy. The fair value of all Level 2 securities is based on observable market inputs.

The following is a summary of the fair value of major categories of plan assets as of December 31, 2010 and December 31, 2009.

		Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Asset Category
Cash and cash equivalents	$8,300	$8,300
Equity securities:
Institutional Total Stock Market Fund (a)	96,418	96,418
FTSE All World Ex U.S. Fund (b)	23,505	23,505
Fixed income securities:
U.S. Treasury securities	9,324	9,324
Obligations of U.S. government corporations and agencies	2,980		$2,980
Corporate bonds (c)	13,827		13,827
Mortgage-backed securities	5,216		5,216
Other investment:
Venture capital fund (d)	43			$43

Total Asset Category	$159,613	$137,547	$22,023	$43

		Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Asset Category
Cash and cash equivalents	$7,299	$7,299
Equity securities:
Institutional Total Stock Market Fund (a)	83,526	83,526
FTSE All World Ex U.S. Fund (b)	21,000	21,000
Fixed income securities:
U.S. Treasury securities	9,030	9,030
Obligations of U.S. government corporations and agencies	3,464		$3,464
Corporate bonds (c)	13,103		13,103
Mortgage-backed securities	5,242		5,242
Other investment:
Venture capital fund (d)	103			$103

Total Asset Category	$142,767	$120,855	$21,809	$103

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

As of December 31, 2010, the pension plan also includes net assets of $214,000, primarily related to accrued investment income receivable at that date. As of December 31, 2009, the pension plan also includes net liabilities of $773,000, primarily related to securities in transit at that date.

The following table presents additional information about assets measured at fair value on a recurring basis for which significant unobservable inputs were used to determine fair value.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31,
	2010	2009
	Venture Capital Fund
	(in thousands)
Balance at the beginning of the year	$103	$149
Actual return on plan assets:
Relating to assets still held at the reporting date	(60)	(46)

Balance at the end of the year	$43	$103

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension plan portfolio. This resulted in the selection of the 8.25% long-term rate of return on assets assumption.

Cash Flows

The expected 2011 contribution to the pension plan is $8,294,000, of which $7,339,000 is Harleysville Group’s expected portion.

The following benefit payments are expected to be paid:

	December 31,
	Total Plan	Harleysville Group’s Portion
2011	$8,949,000	$6,354,000
2012	9,343,000	6,634,000
2013	9,859,000	7,000,000
2014	10,503,000	7,457,000
2015	11,046,000	7,843,000
2016-2020	63,854,000	45,336,000

Harleysville Group has a profit-sharing plan covering qualified employees. Harleysville Group’s expense under the plan was $2,140,000, $2,834,000 and $3,868,000 for 2010, 2009 and 2008, respectively. The plan also requires a Company core contribution, equal to 4% of salary in 2010 and 5% of salary in 2009 and 2008, to be automatically contributed to all eligible employees’ accounts on a biweekly basis regardless of the employees’ salary deferral amounts into the plan. Harleysville Group’s expense for the Company core contribution was $3,051,000, $3,957,000 and $3,822,000 in 2010, 2009 and 2008, respectively.

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

Financial data by segment is as follows:

	2010	2009	2008
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$676,740	$690,116	$757,196
Personal lines	189,610	168,384	161,319

Total premiums earned	866,350	858,500	918,515
Net investment income	103,313	106,649	113,555
Realized investment gains (losses), net	597	2,293	(59,841)
Other	16,012	13,178	13,087

Total revenues	$986,272	$980,620	$985,316

Income before income taxes:
Underwriting gain (loss):
Commercial lines	$(16,203)	$1,196	$(10,723)
Personal lines	(10,700)	2,610	(2,621)

SAP underwriting gain (loss)	(26,903)	3,806	(13,344)
GAAP adjustments	(229)	384	8,622

GAAP underwriting gain (loss)	(27,132)	4,190	(4,722)
Net investment income	103,313	106,649	113,555
Realized investment gains (losses), net	597	2,293	(59,841)
Other	5,934	2,866	1,970

Income before income taxes	$82,712	$115,998	$50,962

The GAAP adjustment of $8,622,000 for 2008 includes the impact of deferring the ceding commission paid in January 2008 of $11,338,000 related to the change in the intercompany pooling agreement as described in Note 2 of the Notes to Consolidated Financial Statements. The impact on commercial lines was $9,376,000 and the impact on personal lines was $1,962,000.

13 - Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	2010	2009	2008
	(dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$66,898	$86,296	$42,319

Denominator for basic earnings per share – weighted-average shares outstanding	27,521,016	27,956,227	29,220,001
Effect of stock incentive plans	206,887	171,075	275,560

Denominator for diluted earnings per share	27,727,903	28,127,302	29,495,561

Basic earnings per share	$2.43	$3.09	$1.45

Diluted earnings per share	$2.42	$3.07	$1.43

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	2010	2009	2008
	(in thousands)
Number of options	921	565	—

14 - Quarterly Results of Operations (Unaudited)

	2010
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total

Revenues	$238,957	$243,506	$249,799	$254,010	$986,272
Losses and expenses	229,022	222,501	224,069	227,968	903,560
Net income	8,050	17,054	20,829	20,965	66,898
Earnings per common share:
Basic net income	$.29	$.61	$.76	$.77	$2.43
Diluted net income	$.29	$.61	$.76	$.76	$2.42

	2009
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total

Revenues	$246,894	$244,461	$244,292	$244,973	$980,620
Losses and expenses	223,986	217,518	210,583	212,535	864,622
Net income	17,289	20,132	24,724	24,151	86,296
Earnings per common share:
Basic net income	$.61	$.72	$.89	$.87	$3.09
Diluted net income	$.61	$.72	$.88	$.86	$3.07

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harleysville Group Inc.:

We have audited the accompanying consolidated balance sheets of Harleysville Group Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harleysville Group Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harleysville Group Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 4, 2011

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Harleysville Group Inc. and its subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the control criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that Harleysville Group’s internal control over financial reporting is effective as of December 31, 2010.

The independent registered public accounting firm of KPMG LLP, as auditors of Harleysville Group’s consolidated financial statements, has issued an attestation report on the effectiveness of Harleysville Group’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in Harleysville Group’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, Harleysville Group’s internal control over financial reporting.

/s/ MICHAEL L. BROWNE	/s/ ARTHUR E. CHANDLER
Michael L. Browne	Arthur E. Chandler
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

March 4, 2011

Attestation Report of the Registered Public Accounting Firm (see next page)

Item 9B.	Other Information.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harleysville Group Inc.:

We have audited Harleysville Group Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harleysville Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Harleysville Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harleysville Group Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 4, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 4, 2011

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 27, 2011, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 11.	Executive Compensation.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 27, 2011, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 27, 2011, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 27, 2011, which shall be filed with the SEC within 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required under this Item is incorporated herein by reference to our definitive Proxy Statement for our annual meeting of stockholders to be held on April 27, 2011, which shall be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial statements are filed as a part of this report:

(2) The following consolidated financial statement schedules for the years 2010, 2009 and 2008 are submitted herewith:

Financial Statement Schedules

Report and Consent of Independent Registered Public Accounting Firm

(filed as Exhibit 23)

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description of Exhibits

(3)(A)	Amended and Restated Certificate of Incorporation of Registrant – incorporated herein by reference to Exhibit (4)(A) to the Registrant’s Form S-8 Registration Statement No. 333-03127 filed May 3, 1996.

(3)(B)	Amended and Restated By-laws of Registrant – incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2009.

(4)	Indenture between the Registrant and J. P. Morgan Trust Company, N.A., dated as of July 7, 2003 – incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Report dated July 7, 2003.

(10)(A)+	Standard Deferred Compensation Plan for Directors of Harleysville Mutual Insurance Company and Harleysville Group Inc. Amended and Restated effective January 1, 2008 – incorporated herein by reference to Exhibit 10(A) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(B)+	Harleysville Insurance Companies Director Deferred Compensation Plan Approved by the Board of Directors November 25, 1987 – incorporated herein by reference to Exhibit (10)(B) to the Registrant’s Form S-3 Registration Statement No. 33-28948 filed May 25, 1989.

(10)(C)+	Harleysville Group Inc. Non-Qualified Deferred Compensation Plan Amended and Restated as of January 1, 2008 – incorporated herein by reference to Exhibit (10)(C) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(D)+	Pension Plan of Harleysville Group Inc. and Associated Employers Amended and Restated as of January 1, 2008 – incorporated herein by reference to Exhibit (10)(D) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(E)+	Harleysville Group Inc. Senior Executive Incentive Compensation Plan Effective January 1, 2009 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 1, 2009.

(10)(F)+	Amended and Restated Equity Incentive Plan of Registrant effective as of April 28, 2010 – incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 4, 2010.

(10)(G)	Tax Allocation Agreement dated December 24, 1986 among Harleysville Insurance Company of New Jersey, Huron Insurance Company, Worcester Insurance Company, McAlear Associates, Inc. and the Registrant – incorporated herein by reference to Exhibit (10)(Q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986.

(10)(H)	Amended and Restated Financial Tax Sharing Agreement dated March 20, 1995 among Huron Insurance Company, Harleysville Insurance Company of New Jersey, Worcester Insurance Company, Harleysville-Atlantic Insurance Company, New York Casualty Insurance Company, Connecticut Union Insurance Company, Great Oaks Insurance Company, Lakes States Insurance Company and the Registrant – incorporated herein by reference to Exhibit (10)(L) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(10)(I)	Proportional Reinsurance Agreement effective as of January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company and Harleysville Insurance Company of New Jersey – incorporated herein by reference to Exhibit 10(N) to the Registrant’s Form S-1 Registration Statement No. 33-4885 declared effective May 23, 1986.

Exhibit No.	Description of Exhibits

(10)(I)(1)	Amendment, effective July 1, 1987, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey and Atlantic Insurance Company of Savannah – incorporated herein by reference to the Registrant’s Form 8-K Report dated July 1, 1987.

(10)(I)(2)	Amendment, effective January 1, 1989, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Atlantic Insurance Company of Savannah and Worcester Insurance Company – incorporated herein by reference to Exhibit (10)(U) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.

(10)(I)(3)	Amendment, effective January 1, 1991, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Atlantic Insurance Company of Savannah, Worcester Insurance Company, Phoenix General Insurance Company and New York Casualty Insurance Company – incorporated herein by reference to Exhibit (10)(O) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

(10)(I)(4)	Amendments, effective January 1, 1995 and 1993, respectively, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Worcester Insurance Company, Connecticut Union Insurance Company, New York Casualty Insurance Company and Great Oaks Insurance Company – incorporated herein by reference to Exhibit (10)(P) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(10)(I)(5)	Amendment, effective January 1, 1996 to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Worcester Insurance Company, Connecticut Union Insurance Company, New York Casualty Insurance Company, Great Oaks Insurance Company and Pennland Insurance Company – incorporated herein by reference to Exhibit (10)(O) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(10)(I)(6)	Amendment, effective January 1, 1997 to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Worcester Insurance Company, Mid-America Insurance Company, New York Casualty Insurance Company, Great Oaks Insurance Company, Pennland Insurance Company and Lake States Insurance Company – incorporated herein by reference to Exhibit (10)(P) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(10)(I)(7)	Amendment, effective January 1, 1998 to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Worcester Insurance Company, Mid-America Insurance Company, New York Casualty Insurance Company, Great Oaks Insurance Company, Pennland Insurance Company, Lake States Insurance Company and Minnesota Fire and Casualty Company – incorporated herein by reference to Exhibit (10)(Q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(10)(I)(8)	Tenth Amendment, effective January 1, 2008, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Harleysville Preferred Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Harleysville Worcester Insurance Company, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Pennland Insurance Company, Harleysville Lake States Insurance Company and Harleysville Insurance Company – incorporated herein by reference to Exhibit (10)(I)(8) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit No.	Description of Exhibits

(10)(I)(9)	Eleventh Amendment, effective January 1, 2010, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Harleysville Preferred Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Harleysville Worcester Insurance Company, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Pennland Insurance Company, Harleysville Lake States Insurance Company and Harleysville Insurance Company – incorporated herein by reference to Exhibit (10)(I)(9) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

(10)(I)(10)*	Twelfth Amendment, effective January 1, 2011, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Harleysville Preferred Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Harleysville Worcester Insurance Company, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Pennland Insurance Company, Harleysville Lake States Insurance Company and Harleysville Insurance Company.

(10)(J)	Lease and Amendment effective January 1, 2000 between Harleysville, Ltd. and Harleysville Mutual Insurance Company – incorporated herein by reference to Exhibit (10)(R) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(J)(1)	Second Amendment to Lease Agreement, effective January 1, 2005 between Harleysville Ltd. and Harleysville Mutual Insurance Company – incorporated herein by reference to Exhibit (10)(R) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)(J)(2)	Third Amendment to Lease Agreement, effective January 1, 2010, between Harleysville Ltd. and Harleysville Mutual Insurance Company – incorporated herein by reference to Exhibit (10)(J)(2) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

(10)(J)(3)*	Fourth Amendment to Lease Agreement, effective January 1, 2011 between Harleysville Ltd. and Harleysville Mutual Insurance Company.

(10)(K)+	Harleysville Group Inc. Year 2000 Directors’ Stock Option Program of Registrant – incorporated herein by reference to Exhibit (4)(C) to the Registrant’s Form S-8 Registration Statement No. 333-85941, filed August 26, 1999.

(10)(L)	Loan Agreement dated as of March 19, 1998 by and between Harleysville Group Inc. and Harleysville Mutual Insurance Company – incorporated herein by reference to Exhibit (10)(V) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(10)(L)(1)	Amendment to Loan Agreement, effective March 1, 2005 by and between Harleysville Group Inc. and Harleysville Mutual Insurance Company – incorporated herein by reference to Exhibit (10)(V) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)(M)	Form of Management Agreements dated January 1, 1994 between Harleysville Group Inc. and Harleysville Mutual Insurance Company, Harleysville-Garden State Insurance Company, Mainland Insurance Company, Pennland Insurance Company, Berkshire Mutual Insurance Company and Harleysville Life Insurance Company – incorporated herein by reference to Exhibit (10)(U) to the Registrant’s Annual Statement on Form 10-K for the year ended December 31, 1993.

(10)(M)(1)!	Amendment, effective January 1, 2010, to the Management Agreement between Harleysville Group Inc. and Harleysville Mutual Insurance Company – incorporated herein by reference to Exhibit (10)(M)(1) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

Exhibit No.	Description of Exhibits

(10)(N)	Form of Amended Consolidated and Restated Compensation Allocation Agreement between Harleysville Group Inc. and Harleysville Mutual Insurance Company, Harleysville Life Insurance Company, Harleysville Worcester Insurance Company, Harleysville Insurance Company of New York, Harleysville Preferred Insurance Company, Harleysville Pennland Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Harleysville Insurance Company of Ohio, Harleysville Insurance Company, Harleysville Lake States Insurance Company, Mainland Insurance Company, Harleysville Services, Inc., Harleysville Ltd., and Insurance Management Resources L.P., effective February 19, 2009 – incorporated herein by reference to Exhibit (10)(N) to the Registrant’s Annual Statement on Form 10-K for the year ended December 31, 2008.

(10)(O)	Equipment and Supplies Allocation Agreement dated January 1, 1993 between Harleysville Mutual Insurance Company and Harleysville Group Inc. – incorporated herein by reference to Exhibit (10)(V) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

(10)(P)+	Form of Change in Control Employment Agreements effective January 1, 2008 – incorporated herein by reference to Exhibit (10)(P) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(P)(1)+*	List of Executive Officers who have executed a Change in Control Agreement with the Company substantially similar to the form described in Exhibit (10)(P).

(10)(Q)+	Harleysville Group Inc. Supplemental Retirement Plan Amended and Restated as of January 1, 2008 – incorporated herein by reference to Exhibit (10)(Q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(R)+	Directors Equity Award Program of Registrant – incorporated herein by reference to Exhibit (4)(C) to the Registrant’s Form S-8 Registration Statement No. 333-09701 filed August 7, 1996.

(10)(S)+	Non-Qualified Excess Contribution and Match Program - Amended and Restated as of January 1, 2008 – incorporated herein by reference to Exhibit (10)(T) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(T)	Agency Stock Purchase Plan – incorporated herein by reference to Exhibit 4(A) to the Registrant’s Form S-3 Registration Statement No. 33-90810 filed December 6, 2005.

(10)(U)+	Harleysville Group Inc. Amended and Restated Directors’ Equity Compensation Plan – incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2007.

(10)(U)(1)+	Amendment 2007-1, effective December 20, 2007, to the Harleysville Group Inc. Amended and Restated Directors’ Equity Compensation Plan – incorporated herein by reference to Exhibit (10)(V)(1) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(V)+	Non-Employee Director Compensation – incorporated herein by reference to Exhibit (10)(W) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

(10)(W)+	Form of Non-Qualified Stock Option Award Agreement – incorporated herein by reference to Exhibit (10)(X) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

(10)(X)+	Form of Restricted Stock Award Agreement – incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(10)(Y)+	Form of Restricted Stock Award Agreement for Reporting Persons – incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(10)(Z)+	Form of Restricted Stock Units Award Agreement for CEO - time-based – incorporated herein by reference to Exhibit (10)(AA) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

Exhibit No.	Description of Exhibits

(10)(AA)+	Form of Restricted Stock Units Award Agreement for CEO - TSR-based – incorporated herein by reference to Exhibit (10)(AB) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

(10)(AB)+	Form of Restricted Stock Units Award Agreement - time based – incorporated herein by reference to Exhibit (10)(AC) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

(10)(AC)+	Form of Restricted Stock Units Award Agreement - performance based – incorporated herein by reference to Exhibit (10)(AD) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

(10)(AD)+	Amended and Restated Employee Stock Purchase Plan – incorporated by reference to Exhibit 10.2 to the Registrant’s Periodic Report on Form 10-Q for the period ended March 31, 2010.

(21)*	Subsidiaries of Registrant.

(23)*	Report and Consent of Independent Registered Public Accounting Firm

(31.1)*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)*	Form 11-K Annual Report for the Harleysville Group Inc. Amended and Restated Employee Stock Purchase Plan for the year ended December 31, 2010.

+	A management contract, compensatory plan or arrangement required to be separately identified.

*	Filed herewith.

!	Confidential treatment has been requested for certain provisions of this agreement pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on March 5, 2010. Such provisions have been filed separately with the Commission.

HARLEYSVILLE GROUP

SCHEDULE I - SUMMARY OF INVESTMENTS -

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2010

(in thousands)

Type of Investment	Cost	Value	Amount at Which Shown in the Balance Sheet
Fixed maturities:
U.S. Treasury securities	$119,009	$122,857	$122,857
Obligations of U.S. government corporations and agencies	16,644	17,549	17,541
Obligations of states and political subdivisions	1,215,506	1,251,980	1,248,258
Mortgage-backed securities	345,157	369,821	369,821
All other corporate bonds	521,143	559,861	554,986

Total fixed maturities	2,217,459	2,322,068	2,313,463

Equity securities:
Common stocks:
Banks, trust and insurance companies	7	7	7
Industrial, miscellaneous and all other	191,088	268,097	268,097

Total equities	191,095	268,104	268,104

Short-term investments	79,909		79,909

Total investments	$2,488,463		$2,661,476

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Short-term investments	$22,047	$29,095
Fixed maturities:
Available for sale, at fair value (cost $15 and $15)	15	15
Investments in common stock of subsidiaries (equity method)	827,450	822,846
Accrued investment income		1
Dividends receivable from subsidiaries	24,167	29,522
Due from affiliate	16,567	6,064
Other assets	12,951	16,515

Total assets	$903,197	$904,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$118,500	$118,500
Accounts payable and accrued expenses	10,593	10,409
Federal income tax payable	5,471	2,521

Total liabilities	134,564	131,430

Shareholders’ equity:
Preferred stock, $1 par value; authorized 1,000,000 shares, none issued
Common stock, $1 par value; authorized 80,000,000 shares; issued 2010, 34,987,829 and 2009, 34,583,182 shares; outstanding 2010, 27,044,836 and 2009, 27,615,120 shares	34,988	34,583
Additional paid-in capital	263,857	245,636
Accumulated other comprehensive income	80,506	62,276
Retained earnings	630,603	640,593
Treasury stock, at cost, 7,942,993 and 6,968,062 shares	(241,321)	(210,460)

Total shareholders’ equity	768,633	772,628

Total liabilities and shareholders’ equity	$903,197	$904,058

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Revenues	$5,858	$5,372	$6,282
Expenses:
Interest	6,064	6,217	6,572
Expenses other than interest	2,200	2,318	2,557

	(2,406)	(3,163)	(2,847)
Income tax benefit	(848)	(1,073)	(981)

Loss before equity in income of subsidiaries	(1,558)	(2,090)	(1,866)
Equity in income of subsidiaries	68,456	88,386	44,185

Net income	$66,898	$86,296	$42,319

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$66,898	$86,296	$42,319
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in income of subsidiaries	(68,456)	(88,386)	(44,185)
Decrease in accrued investment income	1	20	6
Increase (decrease) in accrued income taxes	2,943	17,583	(16,579)
Other, net	(2,419)	(16,274)	22,313

Net cash provided (used) by operating activities	(1,033)	(761)	3,874

Cash flows from investing activities:
Purchases of fixed maturity investments	(15)		(15)
Maturities of fixed maturity investments	15		15
Net sales (purchases) of short-term investments	7,048	25,468	(50,582)
Acquisition of affiliate, net of cash acquired	(4,825)

Net cash provided (used) by investing activities	2,223	25,468	(50,582)

Cash flows from financing activities:
Issuance of common stock	8,973	7,382	9,649
Purchase of treasury stock	(30,940)	(25,290)	(97,318)
Dividends from subsidiaries	94,361	27,479	163,141
Dividends paid	(74,597)	(34,849)	(31,878)
Excess tax benefits from share-based payment arrangements	1,013	571	3,114

Net cash provided (used) by financing activities	(1,190)	(24,707)	46,708

Change in cash
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	Deferred Policy Acquisition Costs	Liability For Unpaid Losses and Loss Settlement Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Losses And Loss Settlement Expenses	Amortization Of Deferred Policy Acquisition Costs	Other Underwriting Expense	Premiums Written
Year ended
December 31, 2010
Commercial lines		$1,436,342	$343,280	$676,740		$450,417			$679,157
Personal lines		117,723	108,627	189,610		138,089			202,904
GAAP adjustments(1)		217,596	51,625			599

Total	$113,997	$1,771,661	$503,532	$866,350		$589,105	$220,150	$84,227	$882,061

Net investment income					$103,313

Year ended
December 31, 2009
Commercial lines		$1,442,458	$340,863	$690,116		$441,852			$674,275
Personal lines		116,706	95,333	168,384		109,921			177,342
GAAP adjustments(1)		223,128	48,314			718

Total	$111,649	$1,782,292	$484,510	$858,500		$552,491	$216,470	$85,349	$851,617

Net investment income					$106,649

Year ended
December 31, 2008
Commercial lines		$1,437,215	$356,704	$757,196		$500,440			$778,859
Personal lines		121,034	86,375	161,319		110,091			171,271
GAAP adjustments(1)		209,352	41,481			237

Total	$110,339	$1,767,601	$484,560	$918,515		$610,768	$227,287	$85,182	$950,130

Net investment income					$113,555

(1)	GAAP adjustments are not determined separately for commercial and personal lines.

See Note 12 of the Notes to Consolidated Financial Statements.

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE IV - REINSURANCE

Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	Gross Amount	Ceded to		Assumed From		Net Amount	Percentage of Amount Assumed to Net
		Outside Companies	Affiliated Companies(1)	Outside Companies	Affiliated Companies(1)
Property and casualty premiums for year ended December 31,
2010	$896,434	$123,859	$783,340	$10,765	$866,350	$866,350	101.2%
2009	$830,350	$109,743	$730,699	$10,092	$858,500	$858,500	101.2%
2008	$853,439	$104,165	$761,751	$12,477	$918,515	$918,515	101.4%

(1)	These columns include the effect of the intercompany pooling.

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING

PROPERTY AND CASUALTY SUBSIDIARIES

Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	Liability For Unpaid Losses and Loss Settlement Expenses	Discount, If Any, Deducted From Reserves(1)	Losses and Loss Settlement Expenses (Benefits) Incurred Related To		Paid Losses And Loss Settlement Expenses
			Current Year	Prior Years
Year ended:
December 31, 2010	$1,771,661	$6,874	$639,234	$(50,129)	$594,204

December 31, 2009	$1,782,292	$6,993	$588,575	$(36,084)	$551,576

December 31, 2008	$1,767,601	$6,823	$642,576	$(31,808)	$587,866

Notes: (1)	The amount of discount relates to certain long-term disability workers’ compensation cases. A discount rate of 3.5% was used.

(2)	Information required by remaining columns is contained in Schedule III.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harleysville Group Inc.

Date: March 4, 2011	By:	/S/ MICHAEL L. BROWNE
Michael L. Browne President, Chief Executive Officer and a Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL L. BROWNE Michael L. Browne	President, Chief Executive Officer and a Director (principal executive officer)	March 4, 2011

/S/ ARTHUR E. CHANDLER Arthur E. Chandler	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 4, 2011

/S/ WILLIAM W. SCRANTON William W. Scranton	Chairman of the Board and a Director	March 4, 2011

/S/ BARBARA A. AUSTELL Barbara A. Austell	Director	March 4, 2011

/S/ W. THACHER BROWN W. Thacher Brown	Director	March 4, 2011

/S/ G. LAWRENCE BUHL G. Lawrence Buhl	Director	March 4, 2011

/S/ MIRIAN M. GRADDICK-WEIR Mirian M. Graddick-Weir	Director	March 4, 2011

/S/ JERRY S. ROSENBLOOM Jerry S. Rosenbloom	Director	March 4, 2011

/S/ WILLIAM E. STORTS William E. Storts	Director	March 4, 2011