Form 10-Q
period 2011-03-31
HARLEYSVILLE GROUP INC
filed 2011-05-06
CIK 792013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

At May 3, 2011, 27,092,471 shares of common stock of Harleysville Group Inc. were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 1. Financial Statements

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $146,344 and $156,967)	$138,497	$148,362
Available for sale, at fair value (amortized cost $2,015,390 and $2,069,097)	2,105,989	2,165,101
Equity securities, at fair value (cost $270,760 and $191,095)	345,378	268,104
Short-term investments, at cost, which approximates fair value	43,960	79,909

Total investments	2,633,824	2,661,476
Cash	36	39
Receivables:
Premiums	132,009	133,758
Reinsurance	218,674	219,149
Accrued investment income	25,364	26,910

Total receivables	376,047	379,817

Deferred policy acquisition costs	105,343	113,997
Prepaid reinsurance premiums	48,585	51,625
Property and equipment, net	13,141	13,312
Deferred income taxes	5,861	9,413
Other assets	46,076	48,553

Total assets	$3,228,913	$3,278,232

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $185,030 and $214,518)	$1,751,242	$1,771,661
Unearned premiums (affiliate $(7,601) and $32,935)	459,107	503,532
Accounts payable and accrued expenses	82,784	96,461
Due to affiliate	42,489	19,445
Debt (affiliate $18,500 and $18,500)	118,500	118,500

Total liabilities	2,454,122	2,509,599

Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 35,135,659 and 34,987,829 shares; outstanding 27,106,112 and 27,044,836 shares	35,136	34,988
Additional paid-in capital	269,077	263,857
Accumulated other comprehensive income	76,093	80,506
Retained earnings	638,950	630,603
Treasury stock, at cost, 8,029,547 and 7,942,993 shares	(244,465)	(241,321)

Total shareholders’ equity	774,791	768,633

Total liabilities and shareholders’ equity	$3,228,913	$3,278,232

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the three months ended March 31, 2011 and 2010

(dollars in thousands, except per share data)

	2011	2010
Revenues:
Premiums earned from affiliate (ceded to affiliate, $201,903 and $186,454)	$199,753	$209,083
Investment income, net of investment expense	25,585	25,883
Realized investment gains, net:
Total other-than-temporary impairment losses	—	—
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	15,774	334

Total realized investment gains, net	15,774	334

Other income (affiliate $2,213 and $1,711)	4,410	3,657

Total revenues	245,522	238,957

Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $152,054 and $128,304)	144,195	152,036
Amortization of deferred policy acquisition costs	52,679	53,034
Other underwriting expenses	20,671	21,484
Interest expense (affiliate $32 and $32)	1,514	1,514
Other expenses	969	954

Total expenses	220,028	229,022

Income before income taxes	25,494	9,935

Income taxes	7,267	1,885

Net income	$18,227	$8,050

Per common share:

Basic net income	$.67	$.29

Diluted net income	$.66	$.29

Cash dividend	$.36	$.325

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2011

(dollars in thousands)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-in Capital	Comprehensive Income	Retained Earnings	Treasury Stock	Total

Balance at December 31, 2010	34,987,829	$34,988	$263,857	$80,506	$630,603	$(241,321)	$768,633

Net income					18,227		18,227

Other comprehensive income (loss), net of tax:

Unrealized investment losses, net of reclassification adjustment				(5,069)			(5,069)

Defined benefit pension plans:
Recognized net actuarial loss				656			656

Other comprehensive loss							(4,413)

Comprehensive income							13,814

Issuance of common stock:
Incentive plans	137,388	137	3,151				3,288
Dividend Reinvestment Plan	10,442	11	325				336

Tax benefit from stock compensation			371				371

Stock compensation			1,373				1,373

Purchase of treasury stock, 86,554 shares						(3,144)	(3,144)

Dividends declared					(9,880)		(9,880)

Balance at March 31, 2011	35,135,659	$35,136	$269,077	$76,093	$638,950	$(244,465)	$774,791

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended March 31, 2011 and 2010

(in thousands)

	2011	2010

Cash flows from operating activities:
Net income	$18,227	$8,050
Adjustments to reconcile net income to net cash provided by operating activities:
Change in receivables, unearned premiums and prepaid reinsurance balances	2,396	14,206
Change in affiliate balance	23,044	(10,322)
Increase (decrease) in unpaid losses and loss settlement expenses	(20,419)	17,615
Deferred income taxes	5,929	(1,522)
(Increase) decrease in deferred policy acquisition costs	1,656	(2,024)
Amortization and depreciation	2,551	2,268
Realized investment gains, net	(15,774)	(334)
Other, net	(12,701)	(13,157)

	4,909	14,780
Cash used by the change in the intercompany pooling agreement	(33,014)

Net cash (used) provided by operating activities	(28,105)	14,780

Cash flows from investing activities:
Fixed maturity investments:
Purchases	(2,026)	(164,723)
Sales or maturities	63,457	108,209
Equity securities:
Purchases	(117,733)	(631)
Sales	57,508
Other invested assets:
Maturities		180
Net sales of short-term investments	35,949	54,036
Purchase of property and equipment, net	(24)	(67)

Net cash provided (used) by investing activities	37,131	(2,996)

Cash flows from financing activities:
Issuance of common stock	144	5,873
Purchase of treasury stock		(9,112)
Dividends paid (to affiliate, $5,230 and $4,721)	(9,544)	(9,030)
Excess tax benefits from share-based payment arrangements	371	485

Net cash used by financing activities	(9,029)	(11,784)

Change in cash	(3)	0
Cash at beginning of period	39	126

Cash at end of period	$36	$126

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

These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC).

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

•

The Amended and Restated Equity Incentive Plan (EIP) provides for awards to key employees in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or any combination of the above.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

•

The Employee Stock Purchase Plan provides that a participant may elect to have up to 15% of base pay withheld to purchase shares. The purchase price of the stock is 85% of the lower of the beginning-of-the-subscription period or end-of-the-subscription-period fair market value. There are two subscription periods during each year.

•

The Directors’ Equity Compensation Plan provides for the grant of equity-based awards to non-employee directors of Harleysville Group Inc. and the Mutual Company. These awards can be in the form of stock options, deferred stock units or restricted stock.

The compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $1,373,000 and $1,423,000 for the three months ended March 31, 2011 and 2010, respectively, with a corresponding income tax benefit of $453,000 and $470,000, respectively.

During the first quarter of 2011, 225,760 stock options were granted at a Black Scholes weighted average value of $6.63 per option. These options vest 33 1/3% per year over a three year period. Restricted stock unit grants of 125,475 units were also made during the first quarter of 2011 and 30,855 of these units include performance conditions. The weighted average fair value of the grants of the restricted stock units was $37.73 per unit. These awards vest over three years.

During the first quarter of 2010, 511,790 stock options were granted at a Black Scholes weighted average value of $6.84 per option. These options vest 33 1/3% per year over a three year period. Restricted stock unit grants of 99,060 units were also made during the first quarter of 2010 and 39,485 of these units include performance conditions. The weighted average fair value of the grants of the restricted stock units was $37.18 per unit. These awards vest over three years.

In accordance with the terms of the EIP, the Company acquired 86,554 shares of its common stock from employees in connection with stock option exercises and the vesting of restricted stock and restricted stock units during the first quarter of 2011. The stock was received in payment of the exercise price of the stock options and in satisfaction of withholding taxes due upon exercise or vesting.

As of March 31, 2011, the Company’s total unrecognized compensation cost related to nonvested share-based compensation arrangements and the weighted average period over which the compensation cost is expected to be recognized is as follows:

	Unrecognized Compensation Cost	Weighted Average Period of Recognition
	(in thousands)	(in years)
Equity incentive plan awards	$7,846	2.10
Employee stock purchase plan	$76	0.29

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

When the independent pricing service provides a fair value estimate, the Company uses that estimate. At March 31, 2011, the independent pricing service provided a fair value estimate for all of the investments classified as Level 1 investments within the fair value hierarchy and approximately 99% of the investments classified as Level 2 estimates within the fair value hierarchy. The fair value of all Level 2 securities is based on observable market inputs.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is a summary of the fair value measurements of applicable Company assets by level within the fair value hierarchy as of March 31, 2011 and December 31, 2010. These assets are measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 of the fair value hierarchy in the first quarter of 2011. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

		Fair Value Measurements at Reporting Date Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fixed maturities available for sale:
U.S. Treasury securities	$116,042	$116,042
Obligations of U.S. government corporations and agencies	15,978		$15,978
Obligations of states and political subdivisions	1,166,711		1,166,711
Corporate securities	459,076		459,076
Mortgage-backed securities	348,182		348,182

Total available for sale	2,105,989	116,042	1,989,947

Equity securities:
Dividend income portfolio of common stocks	169,710	169,710
International fund	46,316	46,316
Total stock market index fund	129,345	129,345
Other	7			$7

Total equity securities	345,378	345,371		7

Total	$2,451,367	$461,413	$1,989,947	$7

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fixed maturities available for sale:
U.S. Treasury securities	$122,857	$122,857
Obligations of U.S. government corporations and agencies	17,171		$17,171
Obligations of states and political subdivisions	1,173,447		1,173,447
Corporate securities	481,805		481,805
Mortgage-backed securities	369,821		369,821

Total available for sale	2,165,101	122,857	2,042,244

Equity securities:
Dividend income portfolio of common stocks	51,684	51,684
International fund	44,877	44,877
Total stock market index fund	171,536	171,536
Other	7			$7

Total equity securities	268,104	268,097		7

Total	$2,433,205	$390,954	$2,042,244	$7

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended March 31, 2011
	Fixed Maturities Available for Sale		Equity Securities	Total
	(in thousands)
Balance at January 1, 2011	$		$7	$7

Balance at March 31, 2011	$		$7	$7

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended March 31, 2010
	Fixed Maturities Available for Sale		Equity Securities	Total
	(in thousands)
Balance at January 1, 2010		$100	$6	$106

Balance at March 31, 2010		$100	$6	$106

The amortized cost and estimated fair value of investments in fixed maturity and equity securities are as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$370	$6		$376
Obligations of states and political subdivisions	73,994	3,371		77,365
Corporate securities	64,133	4,470		68,603

Total held to maturity	138,497	7,847		146,344

Available for sale:
U.S. Treasury securities	112,976	3,120	$(54)	116,042
Obligations of U.S. government corporations and agencies	15,279	699		15,978
Obligations of states and political subdivisions	1,133,182	36,610	(3,081)	1,166,711
Corporate securities	427,526	32,058	(508)	459,076
Mortgage-backed securities	326,427	21,755		348,182

Total available for sale	2,015,390	94,242	(3,643)	2,105,989

Total fixed maturities	$2,153,887	$102,089	$(3,643)	$2,252,333

Total equity securities	$270,760	$75,903	$(1,285)	$345,378

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$370	$8		$378
Obligations of states and political subdivisions	74,811	3,722		78,533
Corporate securities	73,181	4,875		78,056

Total held to maturity	148,362	8,605		156,967

Available for sale:
U.S. Treasury securities	119,009	3,886	$(38)	122,857
Obligations of U.S. government corporations and agencies	16,274	897		17,171
Obligations of states and political subdivisions	1,140,695	36,730	(3,978)	1,173,447
Corporate securities	447,962	34,173	(330)	481,805
Mortgage-backed securities	345,157	24,664		369,821

Total available for sale	2,069,097	100,350	(4,346)	2,165,101

Total fixed maturities	$2,217,459	$108,955	$(4,346)	$2,322,068

Total equity securities	$191,094	$77,322	$(313)	$268,104

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity:
Due through December 31, 2012	$32,232	$32,994
Due 2013 through 2016	94,214	100,735
Due 2017 through 2021	1,882	1,958
Due after 2021	10,169	10,657

	138,497	146,344

Available for sale:
Due through December 31, 2012	142,471	145,241
Due 2013 through 2016	587,402	621,792
Due 2017 through 2021	576,922	600,304
Due after 2021	382,168	390,470

	1,688,963	1,757,807

Mortgage-backed securities	326,427	348,182

	2,015,390	2,105,989

Total fixed maturities	$2,153,887	$2,252,333

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Realized gross gains (losses) from investments were as follows:

	For the Three Months Ended March 31,
	2011	2010
	(in thousands)

Fixed maturity securities:
Available for sale:
Gross gains	$70	$334
Equity securities:
Gross gains	16,499
Gross losses	(795)

Net realized investment gains	$15,774	$334

Harleysville Group held securities with unrealized losses at March 31, 2011 and December 31, 2010 as follows:

	March 31, 2011
			Length of Unrealized Loss
	Fair Value	Unrealized Losses	Less Than 12 Months
	(in thousands)
Fixed maturities:
U.S. Treasury securities	$6,914	$54	$54
Obligations of states and political subdivisions	193,409	3,081	3,081
Corporate securities	39,376	508	508

Total fixed maturities	239,699	3,643	3,643

Equity securities	38,846	1,285	1,285

Total temporarily impaired securities	$278,545	$4,928	$4,928

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	December 31, 2010
			Length of Unrealized Loss
	Fair Value	Unrealized Losses	Less Than 12 Months
	(in thousands)
Fixed maturities:

U.S. Treasury securities	$3,073	$38	$38

Obligations of states and political subdivisions	232,551	3,978	3,978

Corporate securities	33,594	330	330

Total fixed maturities	269,218	4,346	4,346

Equity securities	17,231	313	313

Total temporarily impaired securities	$286,449	$4,659	$4,659

All of the fixed maturity securities with an unrealized loss at March 31, 2011 are classified as available for sale and are carried at fair value on the balance sheet.

The unrealized losses on fixed maturity investments were primarily due to an increase in interest rates rather than a decline in credit quality. Per Harleysville Group’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and Harleysville Group intends to sell, or more likely than not will be required to sell, the security before recovery of its value. Harleysville Group believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and worsening economic conditions, these investments may be written down in the income statement in the future.

Twelve positions comprise the unrealized loss in equity investments at March 31, 2011. These securities have not been below cost for significant continuous amounts of time. Harleysville Group is monitoring these securities and some could possibly be written down in the income statement in the future.

There were no impairment charges in the three months ended March 31, 2011 or 2010.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$18,227	$8,050

Denominator for basic earnings per share—weighted average shares outstanding	27,388,586	27,709,496

Effect of stock incentive plans	224,179	206,983

Denominator for diluted earnings per share	27,612,765	27,916,479

Basic earnings per share	$.67	$.29

Diluted earnings per share	$.66	$.29

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	For the Three Months Ended March 31,
	2011	2010
	(in thousands)
Number of options	105	777

6 – Reinsurance

Premiums earned are net of amounts ceded of $30,673,000 and $30,009,000 for the three months ended March 31, 2011 and 2010, respectively. Losses and loss settlement expenses are net of amounts ceded of $5,422,000 and $11,470,000 for the three months ended March 31, 2011 and 2010, respectively. Such amounts ceded do not include the reinsurance transactions with the Mutual Company under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers.

Pursuant to the terms of the reinsurance pooling agreement with the Mutual Company, each of the insurance subsidiaries of Harleysville Group Inc. and Harleysville Pennland Insurance Company (Pennland), a subsidiary of the Mutual Company, cede premiums, losses and underwriting expenses on all of their respective business to the Mutual Company which, in turn, retrocedes to such subsidiaries and Pennland a specified portion of premiums, losses and underwriting expenses of the Mutual Company and such subsidiaries and Pennland, excluding the financial results associated with workers compensation business for accident years 2011 and following which is retained 100 percent by the Mutual Company. Because this agreement does not relieve Harleysville Group Inc.’s insurance subsidiaries of primary liability as originating insurers, there is a concentration of credit risk arising from business ceded to the Mutual Company. However, the reinsurance pooling agreement provides for the right of offset. The Mutual Company has an A. M. Best rating of “A” (Excellent).

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7 – Cash Flows

There were cash tax refunds of $324,000 in the first quarter of 2011. There were no cash tax payments in the first quarter of 2010. Cash interest payments of $2,907,000 and $2,908,000 were made in the first quarter of 2011 and 2010, respectively.

8 – Segment Information

The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

Financial data by segment is as follows:

	For the Three Months Ended March 31,
	2011	2010
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$149,020	$164,633
Personal lines	50,733	44,450

Total premiums earned	199,753	209,083
Net investment income	25,585	25,883
Realized investment gains	15,774	334
Other	4,410	3,657

Total revenues	$245,522	$238,957

Income before income taxes:
Underwriting income (loss):
Commercial lines	$(1,864)	$(10,651)
Personal lines	(6,141)	(8,365)

SAP underwriting loss	(8,005)	(19,016)
GAAP adjustments	(9,787)	1,545

GAAP underwriting loss	(17,792)	(17,471)
Net investment income	25,585	25,883
Realized investment gains	15,774	334
Other	1,927	1,189

Income before income taxes	$25,494	$9,935

The GAAP adjustment of $9,787,000 for the three months ended March 31, 2011 includes the impact of deferring the ceding commission received in January 2011 of $6,998,000 related to the change in the intercompany pooling agreement as described in Note 2 of the Notes to Consolidated Financial Statements. The impact was all in commercial lines.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9 – Comprehensive Income

Comprehensive income for the three months ended March 31, 2011 and 2010 consisted of the following:

	For the Three Months Ended March 31,
	2011	2010
	(in thousands)

Net income	$18,227	$8,050
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized investment holding gains arising during period, net of taxes of $2,791 and $4,923	5,184	9,143
Less:
Reclassification adjustment for gains included in net income, net of taxes of $(5,521) and $(117)	(10,253)	(217)

Net unrealized investment gains (losses)	(5,069)	8,926

Defined benefit pension plans:
Recognized net actuarial loss, net of taxes of $353 and $261	656	485

Other comprehensive income (loss)	(4,413)	9,411

Comprehensive income	$13,814	$17,461

Accumulated other comprehensive income at March 31, 2011 and December 31, 2010 consisted of the following amounts (which are net of tax):

	March 31, 2011	December 31, 2010
	(in thousands)

Unrealized investment gains	$107,390	$112,459
Defined benefit pension plan - net actuarial loss	(31,297)	(31,953)

Accumulated other comprehensive income	$76,093	$80,506

10 – Pension

Harleysville Group Inc. has a frozen pension plan that covers employees hired before January 1, 2006. The net periodic pension cost for the plan, including the Mutual Company, consists of the following components:

	For the Three Months Ended March 31,
	2011	2010
	(in thousands)

Components of net periodic pension cost:
Interest cost	$2,964	$2,966
Expected return on plan assets	(3,102)	(3,012)
Recognized net actuarial loss	1,641	1,057

Net periodic pension cost:
Entire plan	$1,503	$1,011

Harleysville Group portion	$918	$713

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Harleysville Group’s expected portion of the 2011 contribution to the pension plan is $7,025,000. Contributions of $1,770,000 were made in the quarter ended March 31, 2011.

11 – Borrowings

Debt is as follows:

	March 31, 2011	December 31, 2010
	(in thousands)

Notes, 5.75%, due 2013	$100,000	$100,000
Demand term-loan payable to the Mutual Company, LIBOR plus 0.45%, due 2012	18,500	18,500

Total debt	$118,500	$118,500

The fair value of the notes was $103,756,000 and $99,413,000 at March 31, 2011 and December 31, 2010, respectively, based on quoted market prices for the same or similar debt. The carrying value of the remaining debt approximates fair value.

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

13 – Income Taxes

As of March 31, 2011, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2007 through 2010 were open for examination as of March 31, 2011.

14 – New Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures.” ASU 2010-06 applies to all entities that are required to make disclosures about recurring or non-recurring fair value measurements. ASU 2010-06 provides guidance on additional disclosures on any significant transfers in and out of Level 1 and Level 2 and a description of the transfer. ASU 2010-06 also requires separate disclosures of the activity in the Level 3 category related to any purchases,

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

sales, issuances and settlements on a gross basis. The effective date of the new disclosures relating to the existing disclosures regarding Level 1 and Level 2 categories is for interim and annual periods beginning after December 15, 2009. The effective date of the disclosures regarding purchases, sales, issuances and settlements to the Level 3 category is for interim and annual periods beginning after December 15, 2010. The adoption of this ASU did not have a material impact on Harleysville Group’s results of operations or financial position.

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

In December 2010, the FASB issued ASU 2010-28, “Intangibles-Goodwill and Other.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this ASU did not have a material impact on Harleysville Group’s results of operations or financial position.

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

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require Harleysville Group to make estimates and assumptions (see Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC). Harleysville Group believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation. The judgments, or the methodology on which the judgments are made, are reviewed quarterly with the Audit Committee.

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

Investments. Generally, unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income and, accordingly, have no effect on net income. However, if the fair value of an investment in equity securities declines below its cost and that decline is deemed other than temporary, the amount of the decline below cost is charged to earnings. Per Harleysville Group’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and Harleysville Group intends to sell, or more likely than not will be required to sell, the security before recovery of its value. If Harleysville Group does not intend to sell, or more likely than not will not be required to sell, a fixed maturity security whose fair value has declined below its cost, the amount of the decline below cost due to credit-related reasons is charged to earnings and the remaining difference is included in comprehensive income. Harleysville Group monitors its investment portfolio and at least quarterly reviews investments that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. Such evaluations consider, among other things, the magnitude and reasons for a decline, the prospects for the fair value to recover in the near term and Harleysville Group’s intent to retain the investment for a period of time sufficient to allow for a recovery in value. Future adverse investment market conditions, or poor operating results of underlying investments, could result in an impairment charge in the future.

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

The application of certain of these critical accounting policies to the periods ended March 31, 2011 and 2010 is discussed in greater detail below.

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

Premiums earned decreased $9.3 million, or 4.5%, during the three months ended March 31, 2011 compared to the same period in the prior year primarily due to the change to the pooling agreement effective January 1, 2011, whereby premiums earned on workers compensation business is retained 100 percent by the Mutual Company. Excluding 2010 premiums earned on workers compensation business of $19.1 million, premiums earned increased 5.1% during the three months ended March 31, 2011 compared to the same period in the prior year.

Premiums earned for commercial lines decreased $15.6 million during the three months ended March 31, 2011 compared to the same period in the prior year primarily due to the change in the pooling agreement described in the preceding paragraph. Excluding 2010 premiums earned on workers compensation business, commercial lines premiums earned increased 2.4% during the three months ended March 31, 2011 compared to the same period in the prior year. The growth was primarily in the commercial multi-peril line of business due to greater policy counts.

Premiums earned for personal lines increased $6.3 million, or 14.1%, during the three months ended March 31, 2011 compared to the same period in the prior year, primarily due to higher average premiums and greater policy counts.

Investment income decreased $0.3 million for the three months ended March 31, 2011 compared to the same period in the prior year primarily due to lower fixed income invested assets and a lower investment yield on fixed income securities and short-term investments, partially offset by greater dividends on equity securities.

Net realized investment gains increased $15.4 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, primarily due to realized gains on the sale of equity mutual funds in 2011, which sales were made in order to invest in dividend paying equities. There were no impairment charges in the three months ended March 31, 2011 or 2010.

Harleysville Group held securities with unrealized losses at March 31, 2011 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Losses	Less Than 12 Months
	(in thousands)
Fixed maturities:

U.S. Treasury securities	$6,914	$54	$54

Obligations of states and political subdivisions	193,409	3,081	3,081

Corporate securities	39,376	508	508

Total fixed maturities	239,699	3,643	3,643

Equity securities	38,846	1,285	1,285

Total temporarily impaired securities	$278,545	$4,928	$4,928

All of the fixed maturity securities with an unrealized loss at March 31, 2011 are classified as available for sale and are carried at fair value on the balance sheet.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

The unrealized losses on fixed maturity investments were primarily due to an increase in interest rates rather than a decline in credit quality. Per Harleysville Group’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and Harleysville Group intends to sell, or more likely than not will be required to sell, the security before recovery of its value. Harleysville Group believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and worsening economic conditions, these investments may be written down in the income statement in the future.

Twelve positions comprise the unrealized loss in equity investments at March 31, 2011. These securities have not been below cost for significant continuous amounts of time. Harleysville Group is monitoring these securities and some could possibly be written down in the income statement in the future.

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group’s statutory combined ratio for the three months ended March 31, 2011 was 112.3%, which includes 4.5% due to the impact of the statutory treatment of the ceding commission received on the unearned premiums ceded to the Mutual Company on January 1, 2011. Excluding the impact of the pool transfer, the statutory combined ratio was 107.8% for both the three months ended March 31, 2011 and March 31, 2010. The 2011 period includes unusually severe winter weather resulting in losses not meeting the catastrophe definition, as well as 4.5 points of catastrophe losses. The 2010 period includes 10.0 points of catastrophe losses.

The statutory combined ratios by line of business for the three months ended March 31, 2011 and March 31, 2010 are shown below.

	For the Three Months Ended March 31,
	2011	2010
Commercial:
Automobile	100.3%	98.3%
Workers compensation		107.7%
Commercial multi-peril	117.6%	110.7%
Other commercial	87.2%	93.1%
Total commercial	113.1%	104.7%
Total commercial excluding the impact of the pool transfer	106.0%

Personal:
Automobile	110.7%	101.1%
Homeowners	121.4%	148.7%
Other personal	74.0%	60.4%
Total personal	112.8%	119.3%

Total personal and commercial	112.3%	107.8%

Total personal and commercial excluding the impact of the pool transfer	107.8%

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

The commercial lines statutory combined ratio was 113.1% for the three months ended March 31, 2011. Excluding the impact of the pool transfer, the commercial lines statutory combined ratio increased to 106.0% for the three months ended March 31, 2011 from 104.7% for the three months ended March 31, 2010. The increase is primarily due to unusually severe winter weather resulting in losses not meeting the catastrophe definition, as well as 3.7 points of catastrophe losses in the three months ended March 31, 2011. Catastrophe losses in commercial lines represented 6.2 points of the combined ratio in the three months ended March 31, 2010. Geographically, the most significant increases in weather related losses in 2011 occurred throughout much of the Mid-Atlantic and Northeast regions, especially in New England and New York.

The personal lines statutory combined ratio decreased to 112.8% for the three months ended March 31, 2011 from 119.3% for the three months ended March 31, 2010. The decrease is primarily due to lower catastrophe experience affecting property coverages in the three months ended March 31, 2011. Catastrophe losses in the personal lines represented 6.8 points of the combined ratio in the three months ended March 31, 2011 compared to 24.2 points in the three months ended March 31, 2010. The unusually severe winter weather described for commercial lines also impacted personal lines during the first quarter of 2011, resulting in a higher than average amount of weather related losses not meeting the catastrophe definition. Geographically, weather related losses in personal lines were most significant in the Mid-Atlantic and Northeast regions.

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	March 31, 2011	December 31, 2010
	(in thousands)
Commercial:
Automobile	$282,715	$288,289
Workers compensation	351,469	370,838
Commercial multi-peril	640,636	634,145
Other commercial	139,074	143,070

Total commercial	1,413,894	1,436,342

Personal:
Automobile	78,514	78,505
Homeowners	40,413	36,427
Other personal	2,775	2,791

Total personal	121,702	117,723

Total personal and commercial	1,535,596	1,554,065

Plus reinsurance recoverables	215,646	217,596

Total liability	$1,751,242	$1,771,661

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

The following table presents the increase (decrease) in the estimated ultimate loss and loss settlement expenses attributable to insured events of prior years for the three months ended March 31, 2011 by line of business:

		Accident Years
	Total	2010	2009	2008 and Prior Years
	(in thousands)
Commercial:
Automobile	$(2,948)	$1,047	$4	$(3,999)
Workers compensation	(3,660)	703	343	(4,706)
Commercial multi-peril	(3,748)	167	6	(3,921)
Other commercial	(2,113)	314	(816)	(1,611)

Total commercial	(12,469)	2,231	(463)	(14,237)

Personal:
Automobile	(689)	4,407	347	(5,443)
Homeowners	(61)	510	380	(951)
Other personal	116	116	46	(46)

Total personal	(634)	5,033	773	(6,440)

Total net development	$(13,103)	$7,264	$310	$(20,677)

There was $13.1 million of net favorable development in the provision for insured events of prior years for the three months ended March 31, 2011, of which $12.5 million was in commercial lines and $0.6 million was in personal lines. The favorable development primarily related to the 2003 through 2008 accident years as a result of lower than expected claim severity experienced broadly across all lines of business, particularly commercial multi-peril, commercial and personal automobile, and workers compensation, partially offset by adverse development in accident year 2010.

There was $12.0 million of net favorable development in the provision for insured events of prior years for the three months ended March 31, 2010, of which $9.9 million was in commercial lines and $2.1 million was in personal lines. The favorable development primarily related to the 2004 through 2006 accident years as a result of lower than expected claim severity experienced broadly across all lines of business, particularly commercial multi-peril, commercial and personal automobile, and workers compensation.

Harleysville Group records the actuarial best estimate of the ultimate unpaid losses and loss settlement expenses incurred. The estimate represents the actuarially determined expected amount of future payments on all loss and loss settlement expenses incurred on or before March 31, 2011. Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

The following table presents the liability for unpaid losses and loss settlement expenses (LAE) by case and incurred but not reported (IBNR) reserves by line of business as of March 31, 2011:

	Case	IBNR	LAE Liability	IBNR (Incl. LAE)	Total Liability
	(in thousands)
Commercial:
Automobile	$100,701	$131,053	$50,961	$182,014	$282,715
Workers compensation	153,990	147,117	50,362	197,479	351,469
Commercial multi-peril	177,706	293,116	169,814	462,930	640,636
Other commercial	28,552	76,982	33,540	110,522	139,074

Total commercial	460,949	648,268	304,677	952,945	1,413,894

Personal:
Automobile	39,782	24,500	14,232	38,732	78,514
Homeowners	15,424	17,286	7,703	24,989	40,413
Other personal	590	1,790	395	2,185	2,775

Total personal	55,796	43,576	22,330	65,906	121,702

Total net liability	516,745	691,844	327,007	1,018,851	1,535,596

Reinsurance recoverables	135,912	79,588	146	79,734	215,646

Total gross liability	$652,657	$771,432	$327,153	$1,098,585	$1,751,242

Reinsurance receivables were $218.7 million and $219.1 million at March 31, 2011 and December 31, 2010, respectively. Of these amounts, $100.1 million and $102.3 million, respectively, or 46% and 47%, respectively, of the receivables were due from governmental bodies, regulatory agencies or quasi-governmental pools and reinsurance facilities where Harleysville Group believes there is limited credit risk. The remainder of the reinsurance receivables are principally due from reinsurers rated A- or higher by the A.M. Best Company. Ceded reinsurance contracts do not relieve Harleysville Group’s primary obligation to its policyholders. Consequently, an exposure exists with respect to reinsurance recoverables to the extent that any reinsurer is unable to meet its obligation or disputes the liabilities assumed under the reinsurance contract. From time to time, Harleysville Group may encounter such disputes with its reinsurers. In addition, the creditworthiness of our reinsurers could deteriorate in the future due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes.

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

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. Harleysville Group’s reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements. There are uncertainties regarding future

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at March 31, 2011.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

Other income increased $0.8 million for the three months ended March 31, 2011 compared to the same period in the prior year primarily due to an increase in fee income received in connection with the National Flood Insurance Program and an increase in management fees received from the Mutual Company. The management fees received from the Mutual Company are expected to increase through the remainder of 2011, as the Mutual Company has entered into additional assumed reinsurance agreements in 2011 which are subject to the management fee.

In the first quarter of 2011, Harleysville Group had income before income taxes of $25.5 million, compared to $9.9 million in the first quarter of 2010. The increase in income before income taxes of $15.6 million for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to greater realized gains in the 2011 period compared to the 2010 period.

The income tax expense for the three month periods ended March 31, 2011 and 2010 includes a tax benefit of $3.4 million and $3.2 million, respectively, related to tax-exempt investment income.

Liquidity and Capital Resources

Operating activities used net cash of $28.1 million and provided net cash of $14.8 million for the three months ended March 31, 2011 and 2010, respectively. The 2011 amount includes $33.0 million paid in connection with the change to the intercompany pooling agreement effective January 1, 2011. The remaining decrease of $9.9 million is due to a decrease in underwriting cash flow.

Investing activities provided $37.1 million and used $3.0 million of net cash for the three months ended March 31, 2011 and 2010, respectively. The change is primarily due to net sales of investments in the 2011 period due to the decrease in cash provided by operating activities, partially offset by the decrease in cash used by financing activities.

Financing activities used $9.0 million and $11.8 million of net cash for the three months ended March 31, 2011 and 2010, respectively. The change is primarily due to the purchase of treasury stock in 2010, partially offset by a greater issuance of common stock in 2010.

The due to affiliate balance increased $23.0 million in the three months ended March 31, 2011. Approximately $13 million of the 2011 increase was due to the change in the intercompany pooling agreement effective January 1, 2011, whereby the financial results associated with the workers compensation business for accident years 2011 and following are retained 100 percent by the Mutual Company.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

Harleysville Group Inc. had $12.6 million of cash and marketable securities at March 31, 2011 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. On July 30, 2009, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases, or because its officers are in possession of material, non-public information. The Company repurchased shares in open market transactions from the public float and did not repurchase shares from the Mutual Company. This program was completed on August 3, 2010. On August 6, 2010, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its common stock over a two year period under terms similar to the repurchase authorization of July 30, 2009. The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from the Mutual Company. As of March 31, 2011, the Company had repurchased 245,084 shares under this authorization, leaving 554,916 shares authorized to be repurchased. Harleysville Group has no other material commitments for capital expenditures as of March 31, 2011.

As a holding company, the Company’s principal source of cash for the payment of dividends is dividends from its insurance subsidiaries. The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends. As of March 31, 2011, the Company’s insurance subsidiaries had not yet paid dividends of $24.2 million to the Company which had been declared in 2010.

The timing of future cash payments associated with unpaid losses and loss settlement expenses and contractual obligations pursuant to debt agreements is not expected to be materially different from that disclosed in the Company’s Annual Report on Form 10-K for fiscal year 2010.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 3.

Quantitative and Qualitative Disclosure

about Market Risk

Harleysville Group’s market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of Harleysville Group’s investment portfolio as a result of fluctuations in prices and interest rates. Harleysville Group attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities. Changes to Harleysville Group’s market risk since December 31, 2010 are reflected within Management’s Discussion and Analysis of Financial Condition and Results of Operations and within the financial statements contained within this Form 10-Q.

Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2010 to March 31, 2011. During the first quarter of 2011, Harleysville Group increased its holdings of equity securities by approximately $80 million.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, as of March 31, 2011, which is the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the first quarter of 2011, for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the SEC.

(b)	Change in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

The business, results of operations and financial condition, and therefore the value of Harleysville Group’s securities, are subject to a number of risks. Some of those risks are set forth in the Company’s annual report on Form 10-K for fiscal year 2010, filed with the SEC on March 4, 2011. There has been no material change from the risk factors as previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2011	20,294	$37.37	-0-	554,916
February 1 - February 28, 2011	9,283	$36.21	-0-	554,916
March 1 - March 31, 2011	56,977	$35.97	-0-	554,916

(1)	On July 30, 2009, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases, or because its officers are in possession of material, non-public information. The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company. This program was completed on August 3, 2010. On August 6, 2010, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of July 30, 2009. The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from the Mutual Company.

(2)	In accordance with the terms of its Equity Incentive Plan, the Company acquired all of the above shares from employees in connection with stock option exercises and the vesting of restricted stock and restricted stock units. The stock was received in payment of the exercise price of the stock options and in satisfaction of withholding taxes due upon exercise or vesting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

(Continued)

ITEM 6.	a. Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harleysville Group Inc.

Date: May 6, 2011	By:	/s/ ARTHUR E. CHANDLER
Arthur E. Chandler Senior Vice President and Chief Financial Officer (principal financial officer)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.