Form 10-Q
period 2011-06-30
HARLEYSVILLE GROUP INC
filed 2011-08-09
CIK 792013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒.

At August 2, 2011 27,165,247 shares of common stock of Harleysville Group Inc. were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 1.	Financial Statements

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $136,517 and $156,967)	$128,482	$148,362
Available for sale, at fair value (amortized cost $1,943,621 and $2,069,097)	2,064,269	2,165,101
Equity securities, at fair value (cost $270,760 and $191,095)	352,101	268,104
Short-term investments, at cost, which approximates fair value	78,278	79,909

Total investments	2,623,130	2,661,476
Cash	78	39
Premiums receivable	140,525	133,758
Reinsurance recoverables	219,190	219,149
Accrued investment income	25,818	26,910
Deferred policy acquisition costs	107,356	113,997
Prepaid reinsurance premiums	50,150	51,625
Property and equipment, net	12,946	13,312
Deferred income taxes		9,413
Other assets	60,272	48,553

Total assets	$3,239,465	$3,278,232

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $185,612 and $214,518)	$1,758,060	$1,771,661
Unearned premiums (affiliate $(11,282) and $32,935)	468,681	503,532
Accounts payable and accrued expenses	81,234	96,461
Due to affiliate	26,648	19,445
Deferred income taxes	4,678
Debt (affiliate $18,500 and $18,500)	118,500	118,500

Total liabilities	2,457,801	2,509,599

Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 35,179,315 and 34,987,829 shares; outstanding 27,128,314 and 27,044,836 shares	35,179	34,988
Additional paid-in capital	273,201	263,857
Accumulated other comprehensive income	100,705	80,506
Retained earnings	617,725	630,603
Treasury stock, at cost, 8,051,001 and 7,942,993 shares	(245,146)	(241,321)

Total shareholders’ equity	781,664	768,633

Total liabilities and shareholders’ equity	$3,239,465	$3,278,232

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

For the three months ended June 30, 2011 and 2010

(dollars in thousands, except per share data)

	2011	2010
Revenues:
Premiums earned from affiliate (ceded to affiliate, $203,829 and $192,429)	$200,976	$213,488
Investment income, net of investment expense	24,839	25,814
Realized investment gains, net
Total other-than-temporary impairment losses	—	—
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	98	192

Total realized investment gains, net	98	192

Other income (affiliate $2,339 and $1,864)	4,754	4,012

Total revenues	230,667	243,506

Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $172,518 and $135,217)	183,086	143,252
Amortization of deferred policy acquisition costs	50,398	54,568
Other underwriting expenses	19,826	21,897
Interest expense (affiliate $31 and $35)	1,513	1,516
Other expenses	1,242	1,268

Total expenses	256,065	222,501

Income (loss) before income taxes	(25,398)	21,005
Income tax expense (benefit)	(14,070)	3,951

Net income (loss)	$(11,328)	$17,054

Per common share:
Basic net income (loss)	$(.43)	$.61

Diluted net income (loss)	$(.43)	$.61

Cash dividend	$.36	$.325

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the six months ended June 30, 2011 and 2010

(dollars in thousands, except per share data)

	2011	2010
Revenues:
Premiums earned from affiliate (ceded to affiliate, $405,732 and $378,883)	$400,729	$422,571
Investment income, net of investment expense	50,424	51,697
Realized investment gains, net
Total other-than-temporary impairment losses	—	—
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	15,872	526

Total realized investment gains, net	15,872	526

Other income (affiliate $4,553 and $3,575)	9,164	7,669

Total revenues	476,189	482,463

Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $324,572 and $263,521)	327,281	295,288
Amortization of deferred policy acquisition costs	103,077	107,602
Other underwriting expenses	40,497	43,381
Interest expense (affiliate $63 and $67)	3,027	3,030
Other expenses	2,211	2,222

Total expenses	476,093	451,523

Income before income taxes	96	30,940
Income tax expense (benefit)	(6,803)	5,836

Net income	$6,899	$25,104

Per common share:
Basic net income	$.24	$.90

Diluted net income	$.24	$.90

Cash dividend	$.72	$.65

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the six months ended June 30, 2011

(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2010	34,987,829	$34,988	$263,857	$80,506	$630,603	$(241,321)	$768,633
Net income					6,899		6,899
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				18,834			18,834
Defined benefit pension plans:
Recognized net actuarial loss				1,365			1,365

Other comprehensive income							20,199

Comprehensive income							27,098
Issuance of common stock:
Incentive plans	170,796	171	4,576				4,747
Dividend Reinvestment Plan	20,690	20	627				647
Tax benefit from stock compensation			530				530
Stock compensation			3,611				3,611
Purchase of treasury stock, 108,008 shares						(3,825)	(3,825)
Dividends declared					(19,777)		(19,777)

Balance at June 30, 2011	35,179,315	$35,179	$273,201	$100,705	$617,725	$(245,146)	$781,664

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended June 30, 2011 and 2010

(in thousands)

	2011	2010
Cash flows from operating activities:
Net income	$6,899	$25,104
Adjustments to reconcile net income to net cash provided by operating activities:
Change in receivables, unearned premiums and prepaid reinsurance balances	(131)	18,800
Change in affiliate balance	7,203	(7,161)
Increase (decrease) in unpaid losses and loss settlement expenses	(13,601)	9,660
Deferred income taxes	3,215	(1,345)
Increase in deferred policy acquisition costs	(357)	(5,321)
Amortization and depreciation	5,141	4,864
Realized investment gains, net	(15,872)	(526)
Other, net	(20,374)	(3,765)

	(27,877)	40,310
Cash used by the change in the intercompany pooling agreement	(33,014)

Net cash (used) provided by operating activities	(60,891)	40,310

Cash flows from investing activities:
Fixed maturity investments:
Purchases	(11,937)	(238,958)
Sales or maturities	152,901	171,544
Equity securities:
Purchases	(121,469)	(1,347)
Sales	57,508
Other invested assets:
Maturities		436
Net sales of short-term investments	1,631	53,138
Purchase of property and equipment, net	(26)	(73)

Net cash provided (used) by investing activities	78,608	(15,260)

Cash flows from financing activities:
Issuance of common stock	922	6,756
Purchase of treasury stock		(14,441)
Dividends paid (to affiliate, $10,459 and $9,442)	(19,130)	(18,021)
Excess tax benefits from share-based payment arrangements	530	569

Net cash used by financing activities	(17,678)	(25,137)

Increase (decrease) in cash	39	(87)
Cash at beginning of period	39	126

Cash at end of period	$78	$39

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

The compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $2,238,000 and $2,497,000 for the three months ended June 30, 2011 and 2010, respectively, with a corresponding income tax benefit of $761,000 and $850,000, respectively. Compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $3,611,000 and $3,920,000 for the six months ended June 30, 2011 and 2010, respectively, with a corresponding income tax benefit of $1,214,000 and $1,320,000, respectively.

During the six months ended June 30, 2011, 225,760 stock options were granted at a Black Scholes weighted average value of $6.63 per option. These options vest 33 1/3% per year over a three year period. Restricted stock unit grants of 127,040 units were also made during the six months ended June 30, 2011 and 30,855 of these units include performance conditions. The weighted average fair value of the grants of the restricted stock units was $37.66 per unit. These awards vest over three years.

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

In accordance with the terms of the EIP, the Company acquired 108,008 shares of its common stock from employees in connection with stock option exercises and the vesting of restricted stock and restricted stock units during 2011. The stock was received in payment of the exercise price of the stock options and in satisfaction of withholding taxes due upon exercise or vesting.

As of June 30, 2011, the Company’s total unrecognized compensation cost related to nonvested share-based compensation arrangements and the weighted average period over which the compensation cost is expected to be recognized is as follows:

	Unrecognized Compensation Cost	Weighted Average Period of Recognition
	(in thousands)	(in years)
Equity incentive plan awards	$6,060	1.95
Employee stock purchase plan	$11	0.04

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

When the independent pricing service provides a fair value estimate, the Company uses that estimate. At June 30, 2011, the independent pricing service provided a fair value estimate for all of the investments classified as Level 1 investments within the fair value hierarchy and approximately 99% of the investments classified as Level 2 estimates within the fair value hierarchy. The fair value of all Level 2 securities is based on observable market inputs.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The following is a summary of the fair value measurements of applicable Company assets by level within the fair value hierarchy as of June 30, 2011 and December 31, 2010. These assets are measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 of the fair value hierarchy in 2011. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

		Fair Value Measurements at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fixed maturities available for sale:
U.S. Treasury securities	$117,892	$117,892
Obligations of U.S. government corporations and agencies	15,941		$15,941
Obligations of states and political subdivisions	1,168,083		1,168,083
Corporate securities	426,970		426,970
Mortgage-backed securities	335,383		335,383

Total available for sale	2,064,269	117,892	1,946,377

Equity securities:
Dividend income portfolio of common stocks	176,525	176,525
International fund	46,737	46,737
Total stock market index fund	128,832	128,832
Other	7			$7

Total equity securities	352,101	352,094		7

Total	$2,416,370	$469,986	$1,946,377	$7

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fixed maturities available for sale:
U.S. Treasury securities	$122,857	$122,857
Obligations of U.S. government corporations and agencies	17,171		$17,171
Obligations of states and political subdivisions	1,173,447		1,173,447
Corporate securities	481,805		481,805
Mortgage-backed securities	369,821		369,821

Total available for sale	2,165,101	122,857	2,042,244

Equity securities:
Dividend income portfolio of common stocks	51,684	51,684
International fund	44,877	44,877
Total stock market index fund	171,536	171,536
Other	7			$7

Total equity securities	268,104	268,097		7

Total	$2,433,205	$390,954	$2,042,244	$7

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended June 30, 2011
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at April 1, 2011	$	$7	$7

Balance at June 30, 2011	$	$7	$7

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Six Months Ended June 30, 2011
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at January 1, 2011	$	$7	$7

Balance at June 30, 2011	$	$7	$7

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended June 30, 2010
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at April 1, 2010	$100	$6	$106

Balance at June 30, 2010	$100	$6	$106

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Six Months Ended June 30, 2010
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at January 1, 2010	$100	$6	$106

Balance at June 30, 2010	$100	$6	$106

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The amortized cost and estimated fair value of investments in fixed maturity and equity securities are as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$316	$10		$326
Obligations of states and political subdivisions	69,040	3,337		72,377
Corporate securities	59,126	4,688		63,814

Total held to maturity	128,482	8,035		136,517

Available for sale:
U.S. Treasury securities	112,962	4,930		117,892
Obligations of U.S. government corporations and agencies	15,278	663		15,941
Obligations of states and political subdivisions	1,111,501	56,945	$(363)	1,168,083
Corporate securities	390,265	36,761	(56)	426,970
Mortgage-backed securities	313,615	21,782	(14)	335,383

Total available for sale	1,943,621	121,081	(433)	2,064,269

Total fixed maturities	$2,072,103	$129,116	$(433)	$2,200,786

Total equity securities	$270,760	$82,089	$(748)	$352,101

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$370	$8		$378
Obligations of states and political subdivisions	74,811	3,722		78,533
Corporate securities	73,181	4,875		78,056

Total held to maturity	148,362	8,605		156,967

Available for sale:
U.S. Treasury securities	119,009	3,886	$(38)	122,857
Obligations of U.S. government corporations and agencies	16,274	897		17,171
Obligations of states and political subdivisions	1,140,695	36,730	(3,978)	1,173,447
Corporate securities	447,962	34,173	(330)	481,805
Mortgage-backed securities	345,157	24,664		369,821

Total available for sale	2,069,097	100,350	(4,346)	2,165,101

Total fixed maturities	$2,217,459	$108,955	$(4,346)	$2,322,068

Total equity securities	$191,095	$77,322	$(313)	$268,104

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity:
Due through December 31, 2012	$22,368	$22,920
Due 2013 through 2016	94,140	100,998
Due 2017 through 2021	1,826	1,938
Due after 2021	10,148	10,661

	128,482	136,517

Available for sale:
Due through December 31, 2012	89,273	90,947
Due 2013 through 2016	588,510	629,187
Due 2017 through 2021	571,237	609,498
Due after 2021	380,986	399,254

	1,630,006	1,728,886

Mortgage-backed securities	313,615	335,383

	1,943,621	2,064,269

Total fixed maturities	$2,072,103	$2,200,786

Realized gross gains (losses) from investments are as follows:

	For the Three Months Ended June 30,
	2011	2010
	(in thousands)
Fixed maturity securities:
Available for sale:
Gross gains	$98	$827
Other invested assets:
Gross losses		(635)

Net realized investment gains	$98	$192

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the Six Months Ended June 30,
	2011	2010
	(in thousands)
Fixed maturity securities:
Available for sale:
Gross gains	$168	$1,161

Equity securities:
Gross gains	16,499
Gross losses	(795)

Other invested assets:
Gross losses		(635)

Net realized investment gains	$15,872	$526

Harleysville Group held securities with unrealized losses at June 30, 2011 and December 31, 2010 as follows:

	June 30, 2011
			Length of Unrealized Loss
	Fair Value	Unrealized Losses	Less Than 12 Months
	(in thousands)
Fixed maturities:
Obligations of states and political subdivisions	$32,624	$363	$363
Corporate securities	14,588	56	56
Mortgage-backed securities	3,874	14	14

Total fixed maturities	51,086	433	433

Equity securities	14,184	748	748

Total temporarily impaired securities	$65,270	$1,181	$1,181

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

All of the fixed maturity securities with an unrealized loss at June 30, 2011 are classified as available for sale and are carried at fair value on the balance sheet.

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

Four positions comprise the unrealized loss in equity investments at June 30, 2011. These securities have not been below cost for significant continuous amounts of time. Harleysville Group is monitoring these securities and some could possibly be written down in the income statement in the future.

There were no credit-related impairment charges in the three and six months ended June 30, 2011 or 2010.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5 – Earnings Per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share data)
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(11,328)	$17,054	$6,899	$25,104

Denominator for basic earnings (loss) per share—weighted average common shares outstanding	27,090,626	27,737,746	27,028,138	27,723,696
Effect of stock incentive plans		167,620	149,700	191,234

Denominator for diluted earnings (loss) per share	27,090,626	27,905,366	27,177,838	27,914,930

Basic earnings (loss) per share	$(.43)	$.61	$.24	$.90

Diluted earnings (loss) per share	$(.43)	$.61	$.24	$.90

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Number of options	1,156	1,046	1,108	908

An additional 803,124 options to purchase common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 2011 because their inclusion would have had an antidilutive effect. Net income (loss) per basic and diluted common share for the three and six months ended June 30, 2011 excluded the allocation of $299,000 and $190,000, respectively, of undistributed losses to participating share-based awards, since such allocation would result in anti-dilution of basic and diluted earnings per share.

6 – Reinsurance

Premiums earned are net of amounts ceded of $31,615,000 and $62,288,000 for the three and six months ended June 30, 2011, respectively, and $30,465,000 and $60,474,000 for the three and six months ended June 30, 2010, respectively. Losses and loss settlement expenses are net of amounts ceded of $12,562,000 and $17,984,000 for the three and six months ended June 30, 2011, respectively, and $14,492,000 and $25,962,000 for the three and six months ended June 30, 2010, respectively. Such amounts ceded do not include the reinsurance transactions with the Mutual Company under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers.

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

7 – Cash Flows

There were cash tax payments of $2,076,000 and $1,500,000 and cash interest payments of $2,939,000 and $2,942,000 in the first six months of 2011 and 2010, respectively.

8 – Segment Information

The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

Financial data by segment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenues:
Premiums earned
Commercial lines	$148,522	$167,310	$297,542	$331,943
Personal lines	52,454	46,178	103,187	90,628

Total premiums earned	200,976	213,488	400,729	422,571
Net investment income	24,839	25,814	50,424	51,697
Realized investment gains	98	192	15,872	526
Other	4,754	4,012	9,164	7,669

Total revenues	$230,667	$243,506	$476,189	$482,463

Income (loss) before income taxes:
Underwriting loss:
Commercial lines	$(32,111)	$(6,319)	$(33,975)	$(16,970)
Personal lines	(21,186)	(2,292)	(27,327)	(10,657)

SAP underwriting loss	(53,297)	(8,611)	(61,302)	(27,627)
GAAP adjustments	963	2,382	(8,824)	3,927

GAAP underwriting loss	(52,334)	(6,229)	(70,126)	(23,700)
Net investment income	24,839	25,814	50,424	51,697
Realized investment gains	98	192	15,872	526
Other	1,999	1,228	3,926	2,417

Income (loss) before income taxes	$(25,398)	$21,005	$96	$30,940

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The GAAP adjustment of $8,824,000 for the six months ended June 30, 2011 includes the impact of deferring the ceding commission received in January 2011 of $6,998,000 related to the change in the intercompany pooling agreement as described in Note 2 of the Notes to Consolidated Financial Statements. The impact was all in commercial lines.

9 – Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2011 and 2010 consisted of the following (all amounts are net of taxes):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$(11,328)	$17,054	$6,899	$25,104
Other comprehensive income :
Unrealized gains on securities:
Unrealized investment holding gains arising during period	23,967	3,863	29,151	13,006
Less:
Reclassification adjustment for gains included in net income	(64)	(125)	(10,317)	(342)

Net unrealized investment gains	23,903	3,738	18,834	12,664

Defined benefit pension plans:
Recognized net actuarial loss	709	485	1,365	970

Other comprehensive income	24,612	4,223	20,199	13,634

Comprehensive income	$13,284	$21,277	$27,098	$38,738

Accumulated other comprehensive income at June 30, 2011 and December 31, 2010 consisted of the following amounts (which are net of tax):

	June 30, 2011	December 31, 2010
	(in thousands)
Unrealized investment gains	$131,293	$112,459
Defined benefit pension plan - net actuarial loss	(30,588)	(31,953)

Accumulated other comprehensive income	$100,705	$80,506

10 – Pension

Harleysville Group Inc. has a frozen pension plan that covers employees hired before January 1, 2006. The net periodic pension cost for the plan, including the Mutual Company, consists of the following components:

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Components of net periodic pension cost:
Interest cost	$2,964	$2,965	$5,928	$5,931
Expected return on plan assets	(3,102)	(3,012)	(6,204)	(6,024)
Recognized net actuarial loss	1,641	1,057	3,282	2,114

Net periodic pension cost:
Entire plan	$1,503	$1,010	$3,006	$2,021

Harleysville Group portion	$1,006	$713	$1,924	$1,426

Harleysville Group’s expected portion of the 2011 contribution to the pension plan is $7,124,000. Contributions of $3,569,000 were made in the first six months of 2011.

11 – Borrowings

Debt is as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Notes, 5.75%, due 2013	$100,000	$100,000
Demand term-loan payable to the Mutual Company, LIBOR plus 0.45%, due 2012	18,500	18,500

Total debt	$118,500	$118,500

The fair value of the notes was $103,973,000 and $99,413,000 at June 30, 2011 and December 31, 2010, respectively, based on quoted market prices for the same or similar debt. The carrying value of the remaining debt approximates fair value.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13 – Income Taxes

The actual income tax rate differed from the statutory federal income tax rate applicable to income (loss) before income tax expense (benefit) as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011		2010
Statutory federal income tax rate	(35.0)%	35.0%	35.0%		35.0%
Tax-exempt income	(13.8)	(16.1)			(21.4)
Other, net	(6.6)	(0.1)			5.3

	(55.4)%	18.8%	N/M	*	18.9%

*	N/M – Not Meaningful

Included in Other, net for the three months ended June 30, 2011 is a benefit of $1,700,000 resulting from the use of the actual year to date effective tax rate as of June 30, 2011, versus the estimated annual effective tax rate used as of March 31, 2011. Due to the pre-tax net loss in the second quarter of 2011, the Company is unable to make a reliable estimate of its annual effective tax rate, and as such, the actual effective tax rate for the year to date is deemed to be the best estimate of the annual effective tax rate.

As of June 30, 2011, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2007 through 2010 were open for examination as of June 30, 2011.

14 – Contingencies

The Harleysville Group insurance subsidiaries are subject to disputes, including litigation and arbitration, arising in the ordinary course of their insurance business. The Company’s estimates of the costs of settling such matters are reflected in its liability for unpaid losses and loss settlement expenses, and the Company does not believe that the ultimate outcome of such matters will have a material adverse effect on its financial condition or results of operations. However, adverse outcomes of insurance claims are possible and could negatively impact the Company’s financial condition and results of operations in the future.

Harleysville Group is also subject to other non-insurance claims proceedings, lawsuits and claims arising in the normal course of business. The Company does not believe that the ultimate liability associated with these claims will have a material adverse effect on its financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations in the future.

15 – New Accounting Standards

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU result in common fair value measurement and disclosure in U.S. GAAP and IFRSs. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include: (1) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements; and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurement. For public entities, the amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. Early application by public entities is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income where the components of net income and the components of other comprehensive income are presented. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations or financial position.

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

Overview

The Company’s net income is primarily determined by four elements:

•	net premium income;

•	investment income and realized investment gains (losses);

•	amounts paid or reserved to settle insured claims; and

•	other income and expense.

Variations in premium income are subject to a number of factors, including:

•	limitations on premium rates arising from the competitive marketplace or regulation;

•	limitations on available business arising from a need to maintain the quality of underwritten risks;

•	the Company’s ability to maintain its A (“Excellent”) group rating by A. M. Best; and

•	the ability of the Company to maintain a reputation for efficiency and fairness in claims administration.

Variations in investment income and realized investment gains (losses) are subject to a number of factors, including:

•	general interest rate levels and financial market conditions;

•	specific adverse events affecting the issuers of debt obligations held by the Company; and

•	changes in the prices of debt and equity securities generally and those held by the Company specifically.

Loss and loss settlement expenses are affected by a number of factors, including:

•	the quality of the risks underwritten by the Company;

•	the nature and severity of catastrophic losses;

•	the availability, cost and terms of reinsurance; and

•	underlying settlement costs, including medical and legal costs.

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

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which requires Harleysville Group to make estimates and assumptions (see Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC). Harleysville Group believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation. The judgments, or the methodology on which the judgments are made, are reviewed quarterly with the Audit Committee.

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

The application of certain of these critical accounting policies to the periods ended June 30, 2011 and 2010 is discussed in greater detail below.

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

Premiums earned decreased $12.5 million, or 5.9%, during the three months ended June 30, 2011 compared to the same period in the prior year, primarily due to the change to the pooling agreement effective January 1, 2011, whereby premiums earned on workers compensation business is retained 100% by the Mutual Company. Excluding 2010 premiums earned on workers compensation business, premiums earned increased 3.3% during the three months ended June 30, 2011 compared to the same period in the prior year.

Premiums earned for commercial lines decreased $18.8 million during the three months ended June 30, 2011 compared to the same period in the prior year, primarily due to the change in pooling agreement described in the preceding paragraph. Excluding 2010 premiums earned on workers compensation business, premiums earned for the three months ended June 30, 2011 and 2010 were essentially equal.

Premiums earned for personal lines increased $6.3 million, or 13.6%, during the three months ended June 30, 2011 compared to the same period in the prior year, primarily due to higher average premiums and greater policy counts.

Premiums earned decreased $21.8 million, or 5.2% during the six months ended June 30, 2011 compared to the same period in the prior year, primarily due to the change to the pooling agreement effective January 1, 2011, whereby premiums earned on workers compensation business is retained 100% by the Mutual Company. Excluding 2010 premiums earned on workers compensation business, premiums earned increased 4.2% during the six months ended June 30, 2011 compared to the same period in the prior year.

Premiums earned for commercial lines decreased $34.4 million during the six months ended June 30, 2011 compared to the same period in the prior year, primarily due to the change in the pooling agreement described in the preceding paragraph. Excluding 2010 premiums earned on workers compensation business, premiums earned increased 1.2% during the six months ended June 30, 2011 compared to the same period in the prior year. The growth was primarily in the commercial multi-peril line of business due to greater policy counts.

Premiums earned for personal lines increased $12.6 million, or 13.9%, during the six months ended June 30, 2011 compared to the same period in the prior year, primarily due to higher average premiums and greater policy counts.

Investment income decreased $1.0 million and $1.3 million for the three and six months ended June 30, 2011 as compared to the same periods in the prior year, primarily due to lower fixed income invested assets and a lower investment yield on fixed income securities and short-term investments, partially offset by greater dividends on equity securities.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

Net realized investment gains increased $15.3 million for the six months ended June 30, 2011 as compared to the same period in the prior year, primarily due to realized gains on the sale of equity mutual funds in the first quarter of 2011, which sales were made in order to invest in dividend paying equities. There were no credit-related impairment charges in 2011 or 2010.

Harleysville Group holds securities with unrealized losses at June 30, 2011 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Losses	Less Than 12 Months
	(in thousands)
Fixed maturities:
Obligations of states and political subdivisions	$32,624	$363	$363
Corporate securities	14,588	56	56
Mortgage-backed securities	3,874	14	14

Total fixed maturities	51,086	433	433

Equity securities	14,184	748	748

Total temporarily impaired securities	$65,270	$1,181	$1,181

All of the fixed maturity securities with an unrealized loss at June 30, 2011 are classified as available for sale and are carried at fair value on the balance sheet.

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

Four positions comprise the unrealized loss in equity investments at June 30, 2011. These securities have not been below cost for significant continuous amounts of time. Harleysville Group is monitoring these securities and some could possibly be written down in the income statement in the future.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

The fair value and amortized cost of general obligation and special revenue bonds held by the Company as of June 30, 2011 is as follows:

	Fair Value	Amortized Cost
	(in thousands)
General obligation bonds	$861,240	$816,304
Special revenue bonds	379,220	364,237

Total	$1,240,460	$1,180,541

For each category above, no state, municipality or political subdivision comprised more than 10% of the total.

The break-down of the special revenue bonds category, by nature of activity for activities comprising more than 10% of the category, is as follows:

	Fair Value	Amortized Cost	Moody’s Average Credit Rating
	(dollars in thousands)
Education	$115,302	$109,364	Aa
Water & sewer	103,938	100,971	Aaa
Transportation	49,133	46,987	Aa
Escrowed To Maturity/Pre-refunded	48,778	47,437	Aa

Total	$317,151	$304,759

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group’s statutory combined ratio increased to 125.2% for the three months ended June 30, 2011 from 101.3% for the three months ended June 30, 2010 and increased to 118.4% for the six months ended June 30, 2011 from 104.5% for the six months ended June 30, 2010. The combined ratio for the six months ended June 30, 2011 includes 1.9% due to the impact of the statutory treatment of the ceding commission received on the unearned premiums ceded to the Mutual Company on January 1, 2011. Excluding the impact of the pool transfer, the statutory combined ratio was 116.5% for the six months ended June 30, 2011. The greater statutory combined ratios in 2011 were primarily due to greater catastrophe losses and other weather-related losses affecting property coverages in both the three and six months ended June 30, 2011. Catastrophe losses increased to $34.4 million for the three months ended June 30, 2011 from $8.0 for the three months ended June 30, 2010. Catastrophe losses for the six months ended June 30, 2011 increased to $43.4 million from $29.0 million for the six months ended June 30, 2010.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

The statutory combined ratios by line of business for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, are shown below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Commercial:
Automobile	105.1%	98.1%	102.7%	98.2%
Workers compensation		111.0%		109.2%
Commercial multi-peril	136.7%	105.4%	127.1%	108.0%
Other commercial	99.3%	85.5%	93.2%	89.3%
Total commercial	120.9%	101.5%	116.3%	103.1%
Total commercial excluding the impact of the pool transfer			113.4%

Personal:
Automobile	119.0%	109.3%	115.0%	105.3%
Homeowners	170.2%	98.3%	145.8%	123.0%
Other personal	69.8%	56.4%	71.7%	58.3%
Total personal	137.7%	100.9%	125.4%	109.9%

Total personal and commercial	125.2%	101.3%	118.4%	104.5%
Total personal and commercial excluding the impact of the pool transfer			116.5%

The commercial lines statutory combined ratio increased to 120.9% and 113.4% for the three and six months ended June 30, 2011 (excluding the impact of the pool transfer) from 101.5% and 103.1% for the three and six months ended June 30, 2010. These increases are primarily due to unusually high tornado, hail and windstorm activity and other weather-related losses affecting property coverages in the three month period ended June 30, 2011. Unusually severe winter weather resulting in losses not meeting the catastrophe definition also contributed to the increase in the six months ended June 30, 2011. For the three months ended June 30, 2011, all regions were significantly impacted by catastrophe losses with the Southeast and Midwest regions being most adversely affected.

The personal lines statutory combined ratio increased to 137.7% and 125.4% for the three and six months ended June 30, 2011 from 100.9% and 109.9% for the three and six months ended June 30, 2010. The increase in the statutory combined ratio for the three months ended June 30, 2011 is primarily due to higher catastrophe experience affecting property coverages. Catastrophe losses in the personal lines represented 27.1 points of the combined ratio in the three months ended June 30, 2011 compared to 5.9 points in the three months ended June 30, 2010. The unusually severe winter weather described for commercial lines also impacted personal lines during the six month period ended June 30, 2011, resulting in a higher than average amount of catastrophe losses, as well as weather-related losses not meeting the catastrophe definition. These losses also contributed to the increase in the statutory combined ratio for the six months ended June 30, 2011. For the three months ended June 30, 2011, all regions were significantly impacted by catastrophe losses with the Southeast and Midwest regions being most adversely affected.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	June 30, 2011	December 31, 2010
	(in thousands)

Commercial:
Automobile	$279,357	$288,289
Workers compensation	335,401	370,838
Commercial multi-peril	654,240	634,145
Other commercial	140,709	143,070

Total commercial	1,409,707	1,436,342

Personal:
Automobile	81,854	78,505
Homeowners	46,732	36,427
Other personal	2,765	2,791

Total personal	131,351	117,723

Total personal and commercial	1,541,058	1,554,065
Plus reinsurance recoverables	217,002	217,596

Total liability	$1,758,060	$1,771,661

The following table presents the increase (decrease) in the estimated ultimate loss and loss settlement expenses attributable to insured events of prior years for the six months ended June 30, 2011 by line of business:

	Total	Accident Years
		2010	2009	2008 and Prior Years
	(in thousands)
Commercial:
Automobile	$(4,897)	$836	$(63)	$(5,670)
Workers compensation	(6,016)	1,897	521	(8,434)
Commercial multi-peril	(5,271)	(35)	197	(5,433)
Other commercial	(2,924)	975	(1,306)	(2,593)

Total commercial	(19,108)	3,673	(651)	(22,130)

Personal:
Automobile	(723)	4,871	313	(5,907)
Homeowners	(284)	446	689	(1,419)
Other personal	(26)	93	(78)	(41)

Total personal	(1,033)	5,410	924	(7,367)

Total net development	$(20,141)	$9,083	$273	$(29,497)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

There was $20.1 million of net favorable development in the provision for insured events of prior years for the six months ended June 30, 2011 ($7.0 million in the second quarter of 2011), of which $19.1 million was in commercial lines and $1.0 million was in personal lines. The favorable development primarily related to the 2003 through 2008 accident years as a result of lower than expected claim severity experienced broadly across all lines of business, partially offset by adverse development in accident year 2010.

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

Harleysville Group records the actuarial central estimate, which is management’s best estimate, of the ultimate unpaid losses and loss settlement expenses incurred. The estimate represents the actuarially determined expected amount of future payments on all loss and loss settlement expenses incurred on or before June 30, 2011. Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends.

The following table presents the liability for unpaid losses and loss settlement expenses (LAE) by case and incurred but not reported (IBNR) reserves by line of business as of June 30, 2011:

	Case	IBNR	LAE Liability	IBNR (Incl. LAE)	Total Liability
	(in thousands)
Commercial:
Automobile	$96,722	$132,076	$50,559	$182,635	$279,357
Workers compensation	144,740	142,469	48,192	190,661	335,401
Commercial multi-peril	175,928	307,878	170,434	478,312	654,240
Other commercial	29,131	77,669	33,909	111,578	140,709

Total commercial	446,521	660,092	303,094	963,186	1,409,707

Personal:
Automobile	40,925	26,243	14,686	40,929	81,854
Homeowners	16,165	22,518	8,049	30,567	46,732
Other personal	738	1,637	390	2,027	2,765

Total personal	57,828	50,398	23,125	73,523	131,351

Total net liability	504,349	710,490	326,219	1,036,709	1,541,058

Reinsurance recoverables	137,222	79,517	263	79,780	217,002

Total gross liability	$641,571	$790,007	$326,482	$1,116,489	$1,758,060

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

Reinsurance recoverables were $219.2 million and $219.1 million at June 30, 2011 and December 31, 2010, respectively. Of these amounts, $101.1 million and $102.3 million, respectively, or 46% and 47%, respectively, of the recoverables were due from governmental bodies, regulatory agencies or quasi-governmental pools and reinsurance facilities where Harleysville Group believes there is limited credit risk. The remainder of the reinsurance recoverables are principally due from reinsurers rated A- or higher by A. M. Best Company. Ceded reinsurance contracts do not relieve Harleysville Group’s primary obligation to its policyholders. Consequently, an exposure exists with respect to reinsurance recoverables to the extent that any reinsurer is unable to meet its obligation or disputes the liabilities assumed under the reinsurance contract. From time to time, Harleysville Group may encounter such disputes with its reinsurers. In addition, the creditworthiness of our reinsurers could deteriorate in the future due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. Harleysville Group’s previous reorganization of its claims operation has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at June 30, 2011.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

Effective January 1, 2011, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiary purchased additional property catastrophe reinsurance for one year, providing coverage of 75% of up to $50.0 million in excess of $475.0 million.

Effective for one year from July 1, 2011, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiary renewed their catastrophe reinsurance treaty under which they are increasing their retention and changing their co-participations. Annual retentions and limits on the expiring and new treaties are set forth below:

NEW TREATY FOR 2011-2012	EXPIRING TREATY FOR 2010-2011
Retention: $60 million	Retention: $50 million
Coverage for Losses	Coverage for Losses

71.45% of losses between $60 and $90 million	82% of losses between $50 and $90 million

75.7% of losses between $90 and $200 million	78% of losses between $90 and $200 million

80.34% of losses between $200 and $475 million	75.4% of losses between $200 and $425 million

75% of losses between $425 and $475 million

TREATY EFFECTIVE JANUARY 1, 2011 TO DECEMBER 31, 2011

Coverage for Losses

75% of losses between $475 and $525 million

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

The maximum recovery under the new program effective July 1, 2011 is $363.1 million; under the prior program it was $363.2 million. Harleysville Group’s current pooling share of this maximum recovery would be $290.5 million, compared to a maximum recovery of $290.5 million under the prior program. The treaties include reinstatement provisions providing for coverage for a second catastrophe and requiring payment of additional premium in the event a first catastrophe occurs.

Other income increased $1.5 million for the six months ended June 30, 2011 compared to the same period in the prior year, primarily due to an increase in fee income received in connection with the National Flood Insurance Program and an increase in management fees received from the Mutual Company. The management fees received from the Mutual Company are expected to increase through the remainder of 2011, as the Mutual Company has entered into additional assumed reinsurance agreements in 2011 which are subject to the management fee.

Income (loss) before income taxes decreased $46.4 million and $30.8 million for the three and six months ended June 30, 2011 compared to the same prior year periods. The decreases were primarily due to greater underwriting losses in the 2011 periods, compared to the prior year periods, and decreases in investment income. The greater underwriting losses in 2011 were primarily due to greater catastrophe losses and other weather-related losses affecting property coverages in both the three and six month periods of 2011 compared to the prior year periods. The six month period ended June 30, 2011 also includes greater realized gains of $15.3 million compared to the same prior year period.

The Company’s income tax benefit of $14.1 million and $6.8 million in the three and six months ended June 30, 2011, respectively, result primarily from the pre-tax net loss in the second quarter of 2011 and the impact of tax-exempt investment income on the calculation of the Company’s tax provision in both periods. The benefit for the three month period ended June 30, 2011 also includes a benefit of $1.7 million resulting from the use of the actual year to date effective tax rate as of June 30, 2011, versus the estimated annual effective tax rate used as of March 31, 2011.

The income tax expense (benefit) for the three and six months ended June 30, 2011 includes a tax benefit of $3.5 million and $6.9 million associated with tax-exempt income compared to $3.4 million and $6.6 million in the same prior year periods.

Liquidity and Capital Resources

Operating activities used net cash of $60.9 million and provided net cash of $40.3 million for the six months ended June 30, 2011 and 2010, respectively. The 2011 amount includes $33.0 million paid in connection with the change to the intercompany pooling agreement effective January 1, 2011. The remaining decrease of $68.2 million is due to a decrease in underwriting cash flow, primarily from an increase in paid losses.

Investing activities provided net cash of $78.6 million and used net cash of $15.3 million for the six months ended June 30, 2011 and 2010, respectively. The change is primarily due to net sales of investments in the 2011 period due to the use of cash by operating activities and financing activities.

Net cash used by financing activities was $17.7 million and $25.1 million for the six months ended June 30, 2011 and 2010, respectively. The decrease is primarily due to a decrease in the purchase of treasury stock, partially offset by a decrease in common stock issued, in the 2011 period compared to the 2010 period.

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

Harleysville Group Inc. had $29.4 million of cash and marketable securities at June 30, 2011 which is available for general corporate purposes, including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. On July 30, 2009, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases, or because its officers are in possession of material, non-public information. The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company. This program was completed on August 3, 2010. On August 6, 2010, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of July 30, 2009. The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from the Mutual Company. As of June 30, 2011, the Company had repurchased 245,084 shares under this authorization, leaving 554,916 shares authorized to be repurchased. Harleysville Group has no other material commitments for capital expenditures as of June 30, 2011.

As a holding company, the Company’s principal source of cash for the payment of dividends is dividends from its insurance subsidiaries. The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends. Through June 30, 2011, the Company’s insurance subsidiaries paid dividends of $24.2 million to the Company which had been declared in 2010.

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

Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2010 to June 30, 2011. During the first quarter of 2011, Harleysville Group increased its holdings of equity securities by approximately $80 million.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, as of June 30, 2011, which is the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the second quarter of 2011, for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the SEC.

(b)	Change in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The business, results of operations and financial condition, and therefore the value of Harleysville Group’s securities, are subject to a number of risks. Some of those risks are set forth in the Company’s annual report on Form 10-K for fiscal year 2010, filed with the SEC on March 4, 2011. There has been no material change from the risk factors as previously disclosed in the Company’s annual report on Form 10-K for fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases Of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program
April 1 - April 30, 2011	17,788	$31.77	-0-	554,916
May 1 - May 31, 2011	3,666	$31.62	-0-	554,916

(1)	On July 30, 2009, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases, or because its officers are in possession of material, non-public information. The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company. This program was completed on August 3, 2010. On August 6, 2010, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of July 30, 2009. The Company currently intends to repurchase shares in open market transactions from the public float, and not repurchase shares from the Mutual Company. As of June 30, 2011, the Company had repurchased 245,084 shares under this authorization, leaving 554,916 shares authorized to be repurchased.
(2)	In accordance with the terms of its Equity Incentive Plan, the Company acquired all of the above shares from employees in connection with stock option exercises and the vesting of restricted stock. The stock was received in payment of the exercise price of the stock options and in satisfaction of withholding taxes due upon exercise or vesting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

(Continued)

Item 6.	a. Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Furnished and not filed herewith.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harleysville Group Inc.

Date: August 9, 2011	By:	/s/ ARTHUR E. CHANDLER
Arthur E. Chandler Senior Vice President and Chief Financial Officer (duly elected officer and principal financial officer)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Exhibit Index

Exhibit No.	Description of Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Furnished and not filed herewith.