Form 10-Q
period 2011-09-30
HARLEYSVILLE GROUP INC
filed 2011-11-07
CIK 792013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-14697

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒.

At November 2, 2011 27,188,176 shares of common stock of Harleysville Group Inc. were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 1.	Financial Statements

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $132,410 and $156,967)	$125,128	$148,362
Available for sale, at fair value (amortized cost $1,897,400 and $2,069,097)	2,052,474	2,165,101
Equity securities, at fair value (cost $268,338 and $191,095)	317,319	268,104
Short-term investments, at cost, which approximates fair value	113,588	79,909

Total investments	2,608,509	2,661,476
Cash	36	39
Premiums receivable	131,972	133,758
Reinsurance recoverables	272,816	219,149
Accrued investment income	23,149	26,910
Deferred policy acquisition costs	105,778	113,997
Prepaid reinsurance premiums	55,007	51,625
Property and equipment, net	12,913	13,312
Deferred income taxes	4,745	9,413
Other assets	67,507	48,553

Total assets	$3,282,432	$3,278,232

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $163,330 and $214,518)	$1,841,366	$1,771,661
Unearned premiums (affiliate $(9,692) and $32,935)	467,132	503,532
Accounts payable and accrued expenses	81,089	96,461
Due to affiliate	22,566	19,445
Debt (affiliate $18,500 and $18,500)	118,500	118,500

Total liabilities	2,530,653	2,509,599

Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 35,231,859 and 34,987,829 shares; outstanding 27,180,797 and 27,044,836 shares	35,232	34,988
Additional paid-in capital	276,558	263,857
Accumulated other comprehensive income	102,675	80,506
Retained earnings	582,462	630,603
Treasury stock, at cost, 8,051,062 and 7,942,993 shares	(245,148)	(241,321)

Total shareholders’ equity	751,779	768,633

Total liabilities and shareholders’ equity	$3,282,432	$3,278,232

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

For the three months ended September 30, 2011 and 2010

(dollars in thousands, except per share data)

	2011	2010

Revenues:
Premiums earned from affiliate (ceded to affiliate, $205,976 and $200,174)	$201,736	$220,235
Investment income, net of investment expense	23,829	25,323
Realized investment losses, net
Total other-than-temporary impairment losses	(3,967)	—
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	1,308	—

Total realized investment losses, net	(2,659)	—

Other income (affiliate $2,595 and $1,908)	5,273	4,241

Total revenues	228,179	249,799

Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $202,522 and $140,076)	190,956	144,567
Amortization of deferred policy acquisition costs	51,666	56,177
Other underwriting expenses	18,676	20,967
Interest expense (affiliate $30 and $35)	1,511	1,517
Other expenses	7,190	841

Total expenses	269,999	224,069

Income (loss) before income taxes	(41,820)	25,730

Income tax expense (benefit)	(17,023)	4,901

Net income (loss)	$(24,797)	$20,829

Per common share:
Basic net income (loss)	$(.92)	$.76

Diluted net income (loss)	$(.92)	$.76

Cash dividend	$.38	$.36

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

For the nine months ended September 30, 2011 and 2010

(dollars in thousands, except per share data)

	2011	2010

Revenues:
Premiums earned from affiliate (ceded to affiliate, $611,708 and $579,057)	$602,465	$642,806
Investment income, net of investment expense	74,253	77,020
Realized investment gains, net
Total other-than-temporary impairment losses	(3,967)	—
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	17,180	526

Total realized investment gains, net	13,213	526

Other income (affiliate $7,148 and $5,483)	14,437	11,910

Total revenues	704,368	732,262

Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $527,094 and $403,597)	518,237	439,855
Amortization of deferred policy acquisition costs	154,743	163,779
Other underwriting expenses	59,173	64,348
Interest expense (affiliate $93 and $102)	4,538	4,547
Other expenses	9,401	3,063

Total expenses	746,092	675,592

Income (loss) before income taxes	(41,724)	56,670

Income tax expense (benefit)	(23,826)	10,737

Net income (loss)	$(17,898)	$45,933

Per common share:
Basic net income (loss)	$(.68)	$1.66

Diluted net income (loss)	$(.68)	$1.65

Cash dividend	$1.10	$1.01

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the nine months ended September 30, 2011

(dollars in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income	Earnings	Stock	Total

Balance at December 31, 2010	34,987,829	$34,988	$263,857	$80,506	$630,603	$(241,321)	$768,633
Net loss					(17,898)		(17,898)
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				20,177			20,177
Defined benefit pension plans:
Recognized net actuarial loss				1,992			1,992

Other comprehensive income							22,169

Comprehensive income							4,271

Issuance of common stock:
Incentive plans	214,166	214	6,064				6,278
Dividend Reinvestment Plan	29,864	30	959				989

Tax benefit from stock compensation			589				589

Stock compensation			5,089				5,089

Purchase of treasury stock, 108,069 shares						(3,827)	(3,827)

Dividends declared					(30,243)		(30,243)

Balance at September 30, 2011	35,231,859	$35,232	$276,558	$102,675	$582,462	$(245,148)	$751,779

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended September 30, 2011 and 2010

(in thousands)

	2011	2010

Cash flows from operating activities:
Net income (loss)	$(17,898)	$45,933
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in receivables, recoverables, unearned premiums and prepaid reinsurance balances	(51,651)	33,085
Change in affiliate balance	3,121	(15,324)
Increase in unpaid losses and loss settlement expenses	69,705	4,977
Deferred income taxes	(7,268)	(689)
(Increase) decrease in deferred policy acquisition costs	1,221	(3,488)
Amortization and depreciation	7,666	7,554
Realized investment gains, including other than temporary impairment losses, net	(13,213)	(526)
Other, net	(22,648)	(2,386)

	(30,965)	69,136
Cash used by the change in the intercompany pooling agreement	(33,014)

Net cash provided (used) by operating activities	(63,979)	69,136

Cash flows from investing activities:
Fixed maturity investments:
Purchases	(37,067)	(313,751)
Sales or maturities	224,992	264,299
Equity securities:
Purchases	(131,250)	(27,095)
Sales	67,380
Other invested assets:
Sales or maturities		1,845
Net (purchases) sales of short-term investments	(33,679)	54,731
Purchase of property and equipment, net	(188)	(274)

Net cash provided (used) by investing activities	90,188	(20,245)

Cash flows from financing activities:
Issuance of common stock	2,453	9,057
Purchase of treasury stock		(30,787)
Dividends paid (to affiliate, $15,979 and $14,672)	(29,254)	(27,839)
Excess tax benefits from share-based payment arrangements	589	588

Net cash used by financing activities	(26,212)	(48,981)

Decrease in cash	(3)	(90)
Cash at beginning of period	39	126

Cash at end of period	$36	$36

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

2 – Merger Agreement

On September 28, 2011, the Company and the Mutual Company entered into a merger agreement with Nationwide Mutual Insurance Company (Nationwide) under which a subsidiary of Nationwide will merge into the Company. Nationwide will acquire all of the publicly held shares of common stock of the Company for $60.00 per share in cash, and the Mutual Company will merge into Nationwide and the policyholders of the Mutual Company will become policyholders and members of Nationwide. The Mutual Company has also entered into a voting agreement with Nationwide under which it has agreed to vote its 53% voting interest in the Company in favor of the Company’s merger. The merger agreement restricts the Company from engaging in certain actions and taking certain actions without Nationwide’s approval, including among others, the payment of shareholder dividends.

The transactions are subject to customary closing conditions, including, among others, approvals from stockholders of the Company, policyholders of the Mutual Company and Nationwide, the Pennsylvania Insurance Department, the Ohio Insurance Department and various other regulatory bodies. The transactions are expected to close in early 2012. The merger agreement provides certain termination rights. In the event that the agreement is terminated under certain conditions by the Company’s Board of Directors, the Company will be required to pay Nationwide a termination fee of $29.6 million and reimburse Nationwide for its transaction expenses.

3 – Change in Pooling Agreement

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Effective January 1, 2011, the Company’s property and casualty subsidiaries and the Mutual Company and Pennland amended their intercompany pooling agreement as it relates to their workers compensation business. The amendment established that the financial results associated with the workers compensation business for accident years 2011 and following will be retained 100 percent by the Mutual Company. The financial results of this business for prior accident years will continue to be shared between the Company’s property and casualty subsidiaries, the Mutual Company and Pennland under the existing pool participations. Harleysville Group paid cash of $33 million on January 3, 2011 associated with the transfer of the unearned premium liability on the workers compensation business as of January 1, 2011. Harleysville Group’s unearned premium liability decreased by $40 million and Harleysville Group received a ceding commission of $7 million for expenses that were incurred to generate the business ceded to the Mutual Company, which ceding commission reduced deferred policy acquisition costs.

4 – Share-Based Payments

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

The compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $1,478,000 and $1,457,000 for the three months ended September 30, 2011 and 2010, respectively, with a corresponding income tax benefit of $494,000 and $489,000, respectively. Compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $5,089,000 and $5,377,000 for the nine months ended September 30, 2011 and 2010, respectively, with a corresponding income tax benefit of $1,708,000 and $1,809,000, respectively.

During the nine months ended September 30, 2011, 232,325 stock options were granted at a Black Scholes weighted average value of $6.58 per option. The options vest 33 1/3% per year over a three year period, subject to earlier or accelerated vesting in designated situations, including a change-in-control or qualifying retirement of the award holder. Restricted stock unit grants of 133,010 units were also made during the nine months ended September 30, 2011 and 30,855 of these units include performance conditions. The weighted average fair value of the grants of the restricted stock units was $37.43 per unit. These awards vest over a period of three years, subject to earlier or accelerated vesting in designated situations, including a change-in-control or qualifying retirement of the award holder.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During the nine months ended September 30, 2010, 511,790 stock options were granted at a Black Scholes weighted average value of $6.84 per option. The options vest 33 1/3% per year over a three year period, subject to earlier or accelerated vesting in designated situations, including a change-in-control or qualifying retirement of the award holder. Restricted stock unit grants of 112,040 units were also made during the nine months ended September 30, 2010 and 39,485 of these units include performance conditions. The weighted average fair value of the grants of the restricted stock units was $36.54 per unit. These awards vest over a period of three years, subject to earlier or accelerated vesting in designated situations, including a change-in-control or qualifying retirement of the award holder.

In accordance with the terms of the EIP, the Company acquired 108,069 shares of its common stock from employees in connection with stock option exercises and the vesting of restricted stock and restricted stock units during 2011. The stock was received in payment of the exercise price of the stock options and in satisfaction of withholding taxes due upon exercise or vesting.

As of September 30, 2011, the Company’s total unrecognized compensation cost related to nonvested share-based compensation arrangements and the weighted average period over which the compensation cost is expected to be recognized is as follows:

	Unrecognized Compensation Cost	Weighted Average Period of Recognition
	(in thousands)	(in years)

Equity incentive plan awards	$4,793	1.89
Employee stock purchase plan	$82	0.29

5 – Investments

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

Level 1 – Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 – Inputs other than Level 1 that are based on observable market data. These include quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived from or corroborated by observable market data.

Level 3 – Inputs that are unobservable, reflecting the Company’s own assumptions.

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

When the independent pricing service provides a fair value estimate, the Company uses that estimate. At September 30, 2011, the independent pricing service provided a fair value estimate for all of the investments classified as Level 1 investments within the fair value hierarchy and approximately 99% of the investments classified as Level 2 estimates within the fair value hierarchy. The fair value of all Level 2 securities is based on observable market inputs.

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

The following is a summary of the fair value measurements of applicable Company assets by level within the fair value hierarchy as of September 30, 2011 and December 31, 2010. These assets are measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 of the fair value hierarchy in 2011. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

		Fair Value Measurements at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fixed maturities available for sale:
U.S. Treasury securities	$119,609	$119,609
Obligations of U.S. government corporations and agencies	9,149		$9,149
Obligations of states and political subdivisions	1,163,504		1,163,504
Corporate securities	430,213		430,213
Mortgage-backed securities	329,999		329,999

Total available for sale	2,052,474	119,609	1,932,865

Equity securities:
Dividend income portfolio of common stocks	171,842	171,842
International fund	36,827	36,827
Total stock market index fund	108,643	108,643
Other	7			$7

Total equity securities	317,319	317,312		7

Total	$2,369,793	$436,921	$1,932,865	$7

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fixed maturities available for sale:
U.S. Treasury securities	$122,857	$122,857
Obligations of U.S. government corporations and agencies	17,171		$17,171
Obligations of states and political subdivisions	1,173,447		1,173,447
Corporate securities	481,805		481,805
Mortgage-backed securities	369,821		369,821

Total available for sale	2,165,101	122,857	2,042,244

Equity securities:
Dividend income portfolio of common stocks	51,684	51,684
International fund	44,877	44,877
Total stock market index fund	171,536	171,536
Other	7			$7

Total equity securities	268,104	268,097		7

Total	$2,433,205	$390,954	$2,042,244	$7

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the three months ended September 30, 2011
	Equity Securities	Total
	(in thousands)
Balance at July 1, 2011	$7	$7

Balance at September 30, 2011	$7	$7

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the nine months ended September 30, 2011
	Equity Securities	Total
	(in thousands)
Balance at January 1, 2011	$7	$7

Balance at September 30, 2011	$7	$7

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the three months ended September 30, 2010
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at July 1, 2010	$100	$6	$106

Balance at September 30, 2010	$100	$6	$106

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the nine months ended September 30, 2010
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at January 1, 2010	$100	$6	$106

Balance at September 30, 2010	$100	$6	$106

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The amortized cost and estimated fair value of investments in fixed maturity and equity securities are as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$315	$19			$334
Obligations of states and political subdivisions	66,822	2,974			69,796
Corporate securities	57,991	4,383		$(94)	62,280

Total held to maturity	125,128	7,376		(94)	132,410

Available for sale:
U.S. Treasury securities	112,949	6,660			119,609
Obligations of U.S. government corporations and agencies	8,525	624			9,149
Obligations of states and political subdivisions	1,078,181	85,323			1,163,504
Corporate securities	388,225	42,000		(12)	430,213
Mortgage-backed securities	309,520	20,479			329,999

Total available for sale	1,897,400	155,086		(12)	2,052,474

Total fixed maturities	$2,022,528	$162,462		$(106)	$2,184,884

Total equity securities	$268,338	$48,981	$		$317,319

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$370	$8		$378
Obligations of states and political subdivisions	74,811	3,722		78,533
Corporate securities	73,181	4,875		78,056

Total held to maturity	148,362	8,605		156,967

Available for sale:
U.S. Treasury securities	119,009	3,886	$(38)	122,857
Obligations of U.S. government corporations and agencies	16,274	897		17,171
Obligations of states and political subdivisions	1,140,695	36,730	(3,978)	1,173,447
Corporate securities	447,962	34,173	(330)	481,805
Mortgage-backed securities	345,157	24,664		369,821

Total available for sale	2,069,097	100,350	(4,346)	2,165,101

Total fixed maturities	$2,217,459	$108,955	$(4,346)	$2,322,068

Total equity securities	$191,095	$77,322	$(313)	$268,104

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity:
Due through December 31, 2012	$20,805	$21,133
Due 2013 through 2016	92,476	98,790
Due 2017 through 2021	1,823	1,939
Due after 2021	10,024	10,548

	125,128	132,410

Available for sale:
Due through December 31, 2012	62,438	63,499
Due 2013 through 2016	575,390	618,827
Due 2017 through 2021	569,634	623,884
Due after 2021	380,418	416,265

	1,587,880	1,722,475

Mortgage-backed securities	309,520	329,999

	1,897,400	2,052,474

Total fixed maturities	$2,022,528	$2,184,884

Realized gross gains (losses) from investments were as follows:

	For the three months ended September 30,
	2011	2010
	(in thousands)

Fixed maturity securities:
Available for sale:
Gross gains	$53	$
Other than temporary impairment losses	(381)

Equity securities:
Gross gains	1,255
Other than temporary impairment losses	(3,586)

Net realized investment losses	$(2,659)		$—

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the nine months ended September 30,
	2011	2010
	(in thousands)

Fixed maturity securities:
Available for sale:
Gross gains	$221	$1,161
Other than temporary impairment losses	(381)

Equity securities:
Gross gains	17,754
Gross losses	(795)
Other than temporary impairment losses	(3,586)

Other invested assets:
Gross losses		(635)

Net realized investment gains	$13,213	$526

Harleysville Group held securities with unrealized losses at September 30, 2011 and December 31, 2010 as follows:

	September 30, 2011
			Length of Unrealized Loss
	Fair Value	Unrealized Losses	Less Than 12 Months
	(in thousands)
Fixed maturities:
Corporate securities	$3,371	$106	$106

Total temporarily impaired securities	$3,371	$106	$106

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

Of the total fixed maturity securities with an unrealized loss at September 30, 2011, securities with a fair value of $1,470,000 and an unrealized loss of $12,000 are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $1,901,000 and an unrealized loss of $94,000 are classified as held to maturity on the balance sheet and are carried at amortized cost.

The unrealized losses on fixed maturity investments were primarily due to a widening of credit spreads on securities in the financial sector. Per Harleysville Group’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and Harleysville Group intends to sell, or more likely than not will be required to sell, the security before recovery of its value. Harleysville Group believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and worsening economic conditions, these investments may be written down in the income statement in the future.

There were impairment charges in the three and nine months ended September 30, 2011 of $3,586,000 on equity securities and $381,000 on fixed maturity securities that the Company intends to sell. There were no impairment charges in the three and nine months ended September 30, 2010. At September 30, 2011, a bond with an amortized cost of $999,000 was transferred from the held to maturity category to the available for sale category due to a significant deterioration in the credit worthiness of the issuer. An impairment charge of $21,000 recognized on this security is included in the fixed maturity impairment total of $381,000 for the three and nine months ended September 30, 2011. In October 2011, the Company sold virtually all of its equity securities and realized a gain of $62.3 million in order to reduce potential volatility in statutory surplus.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share data)

Numerator for basic and diluted earnings per share:
Net income (loss)	$(24,797)	$20,829	$(17,898)	$45,933

Denominator for basic earnings per share — weighted average shares outstanding	27,160,607	27,397,201	27,072,779	27,613,629
Effect of stock incentive plans		157,029		188,873

Denominator for diluted earnings per share	27,160,607	27,554,230	27,072,779	27,802,502

Basic earnings (loss) per share	$(.92)	$.76	$(.68)	$1.66

Diluted earnings (loss) per share	$(.92)	$.76	$(.68)	$1.65

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)

Number of options	—	1,001	186	904

An additional 1,945,548 and 1,776,451 options to purchase common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2011, respectively, because their inclusion would have had an antidilutive effect. Net loss per basic and diluted common share for the three and nine months ended September 30, 2011 excluded the allocation of $482,000 and $692,000, respectively, of undistributed losses to participating share-based awards, since such allocation would result in anti-dilution of basic and diluted earnings per share.

7 – Reinsurance

Premiums earned are net of amounts ceded of $33,220,000 and $95,508,000 for the three and nine months ended September 30, 2011, respectively, and $31,578,000 and $92,052,000 for the three and nine months ended September 30, 2010, respectively. Losses and loss settlement expenses are net of amounts ceded of $65,227,000 and $83,211,000 for the three and nine months ended September 30, 2011, respectively, and $8,431,000 and $34,393,000 for the three and nine months ended September 30, 2010, respectively. Losses and loss settlement expenses ceded for the three and nine months ended September 30, 2011 include $64,365,000 and $71,345,000 of losses ceded to the federal government’s National Flood Insurance Program (NFIP), primarily related to flood losses from Hurricane Irene and Tropical Storm Lee. Reinsurance recoverables include $64,215,000 and $2,361,000 at September 30, 2011 and December 31, 2010, respectively, for flood losses recoverable from the NFIP. Since such flood losses are entirely ceded to the NFIP they did not impact results of operations. Such amounts ceded do not include the reinsurance transactions with the Mutual Company under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers.

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

8 – Cash Flows

Net cash tax payments of $2,076,000 and $5,100,000 were made in the first nine months of 2011 and 2010, respectively. Cash interest payments of $5,844,000 and $5,852,000 were made in the first nine months of 2011 and 2010, respectively.

9 – Segment Information

The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

Financial data by segment is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)

Revenues:

Premiums earned
Commercial lines	$147,909	$171,725	$445,451	$503,668
Personal lines	53,827	48,510	157,014	139,138

Total premiums earned	201,736	220,235	602,465	642,806
Net investment income	23,829	25,323	74,253	77,020
Realized investment gains (losses)	(2,659)	—	13,213	526
Other	5,273	4,241	14,437	11,910

Total revenues	$228,179	$249,799	$704,368	$732,262

Income (loss) before income taxes:

Underwriting gain (loss):
Commercial lines	$(32,834)	$2,357	$(66,809)	$(14,613)
Personal lines	(24,400)	(589)	(51,727)	(11,246)

SAP underwriting gain (loss)	(57,234)	1,768	(118,536)	(25,859)
GAAP adjustments	(2,328)	(3,244)	(11,152)	683

GAAP underwriting loss	(59,562)	(1,476)	(129,688)	(25,176)
Net investment income	23,829	25,323	74,253	77,020
Realized investment gains (losses)	(2,659)	—	13,213	526
Other	(3,428)	1,883	498	4,300

Income (loss) before income taxes	$(41,820)	$25,730	$(41,724)	$56,670

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The GAAP adjustment of $11,152,000 for the nine months ended September 30, 2011 includes the impact on deferred acquisition costs related to the ceding commission received in January 2011 of $6,998,000 related to the change in the intercompany pooling agreement as described in Note 3 of the Notes to Consolidated Financial Statements. The impact was all in commercial lines.

10 – Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 consisted of the following (all amounts are net of taxes):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)

Net income (loss)	$(24,797)	$20,829	$(17,898)	$45,933

Other comprehensive income:
Unrealized gains on securities:
Unrealized investment holding gains (losses) arising during period	(385)	38,238	28,766	51,244
Less:
Reclassification adjustment for (gains) losses included in net income	1,728	—	(8,589)	(342)

Net unrealized investment gains	1,343	38,238	20,177	50,902

Defined benefit pension plans:
Recognized net actuarial loss	627	606	1,992	1,576

Other comprehensive income	1,970	38,844	22,169	52,478

Comprehensive income (loss)	$(22,827)	$59,673	$4,271	$98,411

Accumulated other comprehensive income (loss) at September 30, 2011 and December 31, 2010 consisted of the following amounts (which are net of tax):

	September 30, 2011	December 31, 2010
	(in thousands)

Unrealized investment gains	$132,636	$112,459
Defined benefit pension plan - net actuarial loss	(29,961)	(31,953)

Accumulated other comprehensive income	$102,675	$80,506

11 – Pension

Harleysville Group Inc. has a frozen pension plan that covers employees hired before January 1, 2006. The net periodic pension cost for the plan, including those incurred by the Mutual Company, consists of the following components:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)

Components of net periodic pension cost:
Interest cost	$2,977	$2,989	$8,905	$8,920
Expected return on plan assets	(3,148)	(3,036)	(9,352)	(9,060)
Recognized net actuarial loss	1,455	1,321	4,737	3,435

Net periodic pension cost:
Entire plan	$1,284	$1,274	$4,290	$3,295

Harleysville Group portion	$852	$899	$2,776	$2,325

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Harleysville Group’s portion of the 2011 contributions to the pension plan is $7,124,000. Contributions of $5,370,000 were made in the nine months ended September 30, 2011.

12 – Borrowings

Debt is as follows:

	September 30, 2011	December 31, 2010
	(in thousands)

Notes, 5.75%, due 2013	$100,000	$100,000
Demand term-loan payable to the Mutual Company, LIBOR plus 0.45%, due 2012	18,500	18,500

Total debt	$118,500	$118,500

The fair value of the notes was $103,920,000 and $99,413,000 at September 30, 2011 and December 31, 2010, respectively, based on quoted market prices for the same or similar debt. The carrying value of the remaining debt approximates fair value.

13 – Shareholders’ Equity

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

14 – Income Taxes

The actual income tax rate differed from the statutory federal income tax rate applicable to income (loss) before income tax expense (benefit) as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Statutory federal income tax rate	(35.0)%	35.0%	(35.0)%	35.0%
Tax-exempt income	(8.2)	(12.7)	(24.7)	(17.5)
Other, net	2.5	(3.3)	2.6	1.4

	(40.7)%	19.0%	(57.1)%	18.9%

Due to the pre-tax net loss in 2011, the Company is unable to make a reliable estimate of its annual effective tax rate, and as such, the actual effective tax rate for the year to date is deemed to be the best estimate of the annual effective tax rate.

As of September 30, 2011, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2007 through 2010 were open for examination as of September 30, 2011.

15 – Contingencies

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

Harleysville Group is also subject to two class action lawsuits in connection with the merger agreement with Nationwide described in Note 2. The Company does not believe that the ultimate liability associated with these lawsuits will have a material adverse effect on its financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations in the future.

16 – New Accounting Standards

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, Intangibles-Goodwill and Other. Previous guidance under this topic required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations or financial position.

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

Overview

The Company’s net income is primarily determined by four elements:

•	net premium income;

•	investment income and realized investment gains (losses); and

•	amounts paid or reserved to settle insured claims; and

•	other income and expense.

Variations in premium income are subject to a number of factors, including:

•	limitations on premium rates arising from the competitive marketplace or regulation;

•	limitations on available business arising from a need to maintain the quality of underwritten risks;

•	the Company’s ability to maintain its A (Excellent) group rating by A.M. Best; and

•	the ability of the Company to maintain a reputation for efficiency and fairness in claims administration.

Variations in investment income and realized investment gains (losses) are subject to a number of factors, including:

•	general interest rate levels and financial market conditions;

•	specific adverse events affecting the issuers of debt obligations held by the Company; and

•	changes in the prices of debt and equity securities generally and those held by the Company specifically.

Loss and loss settlement expenses are affected by a number of factors, including:

•	the quality of the risks underwritten by the Company;

•	the nature and severity of catastrophic losses;

•	the availability, cost and terms of reinsurance; and

•	underlying settlement costs, including medical and legal costs.

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

The application of certain of these critical accounting policies to the periods ended September 30, 2011 and 2010 is discussed in greater detail below.

Results of Operations

On September 28, 2011, the Company and the Mutual Company entered into a merger agreement with Nationwide Mutual Insurance Company (Nationwide) under which a subsidiary of Nationwide will merge into the Company. Nationwide will acquire all of the publicly held shares of common stock of the Company for $60.00 per share in cash, and the Mutual Company will merge into Nationwide and the policyholders of the Mutual Company will become policyholders and members of Nationwide. The Mutual Company has also entered into a voting agreement with Nationwide under which it has agreed to vote its 53% voting interest in the Company in favor of the merger. The merger agreement restricts the Company from engaging in certain actions and taking certain actions without Nationwide’s approval, including among others, the payment of shareholder dividends.

The transactions are subject to customary closing conditions, including, among others, approvals from stockholders of the Company, policyholders of the Mutual Company and Nationwide, the Pennsylvania Insurance Department, the Ohio Insurance Department and various other regulatory bodies. The transactions are expected to close in early 2012. The merger agreement provides certain termination rights. In the event that the agreement is terminated under certain conditions by the Company’s Board of Directors, the Company will be required to pay Nationwide a termination fee of $29.6 million and reimburse Nationwide for its transaction expenses.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

The Company’s property and casualty subsidiaries participate in a pooling agreement with the Mutual Company and its property and casualty insurance subsidiary, Harleysville Pennland Insurance Company (Pennland), whereby such subsidiaries and Pennland cede to the Mutual Company all of their insurance business and assume from the Mutual Company an amount equal to their participation in the pooling agreement. All losses and loss settlement expenses and other underwriting expenses are prorated among the parties on the basis of participation in the pooling agreement. The pooling agreement provides for the allocation of premiums, losses and loss settlement expenses and underwriting expenses between Harleysville Group and the Mutual Company. Harleysville Group is not liable for any losses incurred by its subsidiaries which were members of the pool since its inception, Harleysville Preferred Insurance Company and Harleysville Insurance Company of New Jersey, and the Mutual Company prior to January 1, 1986, the date the pooling agreement became effective. Harleysville Group’s participation in the pool has been 80% since January 1, 2008. Effective January 1, 2010, the pooling agreement was amended to exclude reinsurance premiums, losses, loss settlement expenses and underwriting expenses voluntarily assumed by the Mutual Company.

Effective January 1, 2011, the Company’s property and casualty subsidiaries and the Mutual Company and Pennland amended their intercompany pooling agreement as it relates to their workers compensation business. The amendment established that the financial results associated with the workers compensation business for accident years 2011 and following will be retained 100 percent by the Mutual Company. The financial results of this business for prior accident years will continue to be shared between the Company’s property and casualty subsidiaries, the Mutual Company and Pennland under the existing pool participations. Harleysville Group paid cash of $33 million on January 3, 2011 associated with the transfer of the unearned premium liability on the workers compensation business as of January 1, 2011. Harleysville Group’s unearned premium liability decreased by $40 million and Harleysville Group received a ceding commission of $7 million for expenses that were incurred to generate the business ceded to the Mutual Company, which ceding commission reduced deferred policy acquisition costs.

Effective January 1, 2010, the management agreement under which the Company provides certain management services to the Mutual Company was amended to include voluntary assumed reinsurance business written by the Mutual Company.

Premiums earned decreased $18.5 million, or 8.4%, during the three months ended September 30, 2011 compared to the same period in the prior year primarily due to the change to the pooling agreement effective January 1, 2011, whereby premiums earned on workers compensation business is retained 100% by the Mutual Company. Excluding 2010 premiums earned on workers compensation business, premiums earned increased 0.7% during the three months ended September 30, 2011 compared to the same period in the prior year.

Premiums earned for commercial lines decreased $23.8 million during the three months ended September 30, 2011 compared to the same period in the prior year primarily, due to the change in the pooling agreement described in the preceding paragraph. Excluding 2010 premiums earned on workers compensation business, premiums earned for the three months ended September 30, 2011 decreased 2.6% compared to the same period in the prior year.

Premiums earned for personal lines increased $5.3 million, or 11.0%, during the three months ended September 30, 2011 compared to the same period in the prior year, primarily due to higher average premiums and greater policy counts.

Premiums earned decreased $40.3 million, or 6.3%, during the nine months ended September 30, 2011 compared to the same period in the prior year primarily due to the change to the pooling agreement effective January 1, 2011, whereby premiums earned on workers compensation business is retained 100% by the Mutual Company. Excluding 2010 premiums earned on workers compensation business, premiums earned increased 3.0% during the nine months ended September 30, 2011 compared to the same period in the prior year.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

Premiums earned for commercial lines decreased $58.2 million during the nine months ended September 30, 2011 compared to the same period in the prior year primarily due to the change in the pooling agreement described in the preceding paragraph. Excluding 2010 premiums earned on workers compensation business, premiums earned were essentially flat during the nine months ended September 30, 2011 compared to the same period in the prior year.

Premiums earned for personal lines increased $17.9 million, or 12.8%, during the nine months ended September 30, 2011 compared to the same period in the prior year, primarily due to higher average premiums and greater policy counts.

Investment income decreased $1.5 million and $2.8 million for the three and nine months ended September 30, 2011, respectively, compared to the same prior year periods. The decreases were primarily due to a lower investment yield on fixed income securities and short-term investments and lower average invested assets, partially offset by greater dividends on equity securities.

Net realized investment losses were $2.7 million in the three months ended September 30, 2011 as compared to zero in the same period in the prior year primarily due to impairment charges. There were impairment charges of $3,586,000 on equity securities and $381,000 on fixed maturity securities that the Company intends to sell in the 2011 period. There were no impairment charges in the 2010 period. In October 2011, the Company sold virtually all of its equity securities and realized a gain of $62.3 million in order to reduce potential volatility in statutory surplus.

Net realized investment gains increased $12.7 million in the nine months ended September 30, 2011 as compared to the same period in the prior year, primarily due to realized gains on the sale of equity mutual funds in the first quarter of 2011, partially offset by the impairment charges recorded in the third quarter of 2011. The sales of the equity mutual funds were made in order to invest in dividend paying equities.

Harleysville Group held securities with unrealized losses at September 30, 2011 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Losses	Less Than 12 Months
	(in thousands)
Fixed maturities:

Corporate securities	$3,371	$106	$106

Total temporarily impaired securities	$3,371	$106	$106

Of the total fixed maturity securities with an unrealized loss at September 30, 2011, securities with a fair value of $1,470,000 and an unrealized loss of $12,000 are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $1,901,000 and an unrealized loss of $94,000 are classified as held to maturity on the balance sheet and are carried at amortized cost.

The unrealized losses on fixed maturity investments were primarily due to a widening of credit spreads on securities in the financial sector. Per the Company’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and the Company intends to sell or more likely than not will be required to sell the security before recovery of its value. The Company believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and overall economic conditions, these investments may be written down in the income statement in the future.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

The fair value and amortized cost of general obligation and special revenue bonds held by the Company as of September 30, 2011 is as follows:

	Fair Value	Amortized Cost
	(in thousands)

General obligation bonds	$861,696	$796,832
Special revenue bonds	371,604	348,171

Total	$1,233,300	$1,145,003

For each category above, no state, municipality or political subdivision comprised more than 10% of the total.

The break-down of the special revenue bonds category, by nature of activity for activities comprising more than 10% of the category, is as follows:

	Fair Value	Amortized Cost	Moody’s Average Credit Rating
	(dollars in thousands)

Education	$117,968	$109,139	Aa
Water & sewer	102,160	96,563	Aaa
Transportation	49,098	45,448	Aa
Escrowed To Maturity/Pre-refunded	40,634	38,929	Aa

Total	$309,860	$290,079

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium. The statutory combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group’s statutory combined ratio increased to 129.5% for the three months ended September 30, 2011 from 99.9% for the three months ended September 30, 2010 and increased to 122.1% for the nine months ended September 30, 2011 from 102.9% for the nine months ended September 30, 2010. The combined ratio for the nine months ended September 30, 2011 includes 1.3% due to the impact of the statutory treatment of the ceding commission received on the unearned premiums ceded to the Mutual Company on January 1, 2011. Excluding the impact of the pool transfer, the statutory combined ratio was 120.8% for the nine months ended September 30, 2011. The greater statutory combined ratios in 2011 were primarily due to greater catastrophe losses and other weather-related losses affecting property coverages in both the three and nine months ended September 30, 2011. Catastrophe losses increased to $39.2 million for the three months ended September 30, 2011 from $3.7 million for the three months ended September 30, 2010. Catastrophe losses for the nine months ended September 30, 2011 increased to $82.6 million from $32.7 million for the nine months ended September 30, 2010.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

The statutory combined ratios by line of business for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, are shown below.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Commercial:
Automobile	110.9%	104.0%	105.5%	100.2%
Workers compensation		105.1%		107.8%
Commercial multi-peril	141.0%	102.4%	131.7%	106.1%
Other commercial	100.7%	84.8%	95.6%	87.8%
Total commercial	125.0%	100.9%	119.2%	102.3%
Total commercial excluding the impact of the pool transfer			117.2%

Personal:
Automobile	121.2%	104.1%	117.1%	104.9%
Homeowners	178.4%	94.9%	156.8%	113.2%
Other personal	77.2%	60.0%	73.6%	58.8%
Total personal	142.8%	97.2%	131.3%	105.4%

Total personal and commercial	129.5%	99.9%	122.1%	102.9%
Total personal and commercial excluding the impact of the pool transfer			120.8%

The commercial lines statutory combined ratio increased to 125.0% and 117.2% for the three and nine months ended September 30, 2011 (excluding the impact of the pool transfer) from 100.9% and 102.3% for the three and nine months ended September 30, 2010. These increases are primarily due to unusually high catastrophe and non-catastrophe weather losses experienced in each of the three quarters of 2011. In the three months ended March 31, 2011, unusually severe winter weather resulting in catastrophe and non-catastrophe losses contributed to elevated loss activity during this period, particularly in the Northeast and Mid-Atlantic regions. For the three months ended June 30, 2011, all regions were significantly impacted by catastrophes with the Southeast and Midwest regions being most adversely affected due to tornado and hail losses. For the three months ended September 30, 2011, Hurricane Irene, Tropical Storm Lee, and other hail and windstorm events contributed to significant losses, particularly in the Northeast and Mid-Atlantic regions. Catastrophe losses in the commercial lines represented 15.7 points of the combined ratio in the three months ended September 30, 2011 compared to 0.4 points in the three months ended September 30, 2010. Catastrophe losses in the commercial lines represented 11.0 points of the combined ratio in the nine months ended September 30, 2011 compared to 3.2 points in the nine months ended September 30, 2010.

The personal lines statutory combined ratio increased to 142.8% and 131.3% for the three and nine months ended September 30, 2011 from 97.2% and 105.4% for the three and nine months ended September 30, 2010. The increase in the statutory combined ratio for the three and nine months ended September 30, 2011 is primarily due to higher catastrophe and non-catastrophe weather losses affecting property coverages during the respective periods. The unusually severe winter weather described for commercial lines also impacted personal lines during the three and nine months ended September 30, 2011. Catastrophe losses in the personal lines represented 29.8 points of the combined

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

ratio in the three months ended September 30, 2011 compared to 6.2 points in the three months ended September 30, 2010. Catastrophe losses in the personal lines represented 21.5 points of the combined ratio in the nine months ended September 30, 2011 compared to 11.9 points in the nine months ended September 30, 2010.

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	September 30, 2011	December 31, 2010
	(in thousands)
Commercial:
Automobile	$283,353	$288,289
Workers compensation	320,966	370,838
Commercial multi-peril	680,734	634,145
Other commercial	143,256	143,070

Total commercial	1,428,309	1,436,342

Personal:
Automobile	84,176	78,505
Homeowners	55,308	36,427
Other personal	2,761	2,791

Total personal	142,245	117,723

Total personal and commercial	1,570,554	1,554,065

Plus reinsurance recoverable	270,812	217,596

Total liability	$1,841,366	$1,771,661

The following table presents the increase (decrease) in the estimated ultimate loss and loss settlement expenses attributable to insured events of prior years for the nine months ended September 30, 2011 by line of business:

		Accident Years
	Total	2010	2009	2008 and Prior Years
	(in thousands)
Commercial:
Automobile	$(5,049)	$1,083	$(110)	$(6,022)
Workers compensation	(8,998)	1,904	482	(11,384)
Commercial multi-peril	(8,039)	2,312	636	(10,987)
Other commercial	(3,849)	821	(1,557)	(3,113)

Total commercial	(25,935)	6,120	(549)	(31,506)

Personal:
Automobile	(543)	6,038	189	(6,770)
Homeowners	(441)	530	937	(1,908)
Other personal	(50)	157	(298)	91

Total personal	(1,034)	6,725	828	(8,587)

Total net development	$(26,969)	$12,845	$279	$(40,093)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

There was $27.0 million of net favorable development in the provision for insured events in prior years for the nine months ended September 30, 2011, ($6.8 million in the third quarter of 2011), of which $25.9 million was in commercial lines and $1.0 million was in personal lines. The favorable development primarily related to the 2001 through 2008 accident years as a result of lower than expected claim severity experienced broadly across all lines of business, particularly workers compensation, commercial multi-peril, commercial automobile and other commercial lines, partially offset by adverse development in accident year 2010.

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

Harleysville Group records the actuarial central estimate, which is management’s best estimate, of the ultimate unpaid losses and loss settlement expenses incurred. The estimate represents the actuarially determined expected amount of future payments on all loss and loss settlement expenses incurred on or before September 30, 2011. Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends.

The following table presents the liability for unpaid losses and loss settlement expenses (LAE) by case and incurred but not reported (IBNR) reserves by line of business as of September 30, 2011:

	Case	IBNR	LAE Liability	IBNR (Incl. LAE)	Total Liability
	(in thousands)
Commercial:
Automobile	$99,047	$133,467	$50,839	$184,306	$283,353
Workers compensation	138,529	135,215	47,222	182,437	320,966
Commercial multi-peril	185,966	317,851	176,917	494,768	680,734
Other commercial	29,990	78,644	34,622	113,266	143,256

Total commercial	453,532	665,177	309,600	974,777	1,428,309

Personal:
Automobile	41,297	27,934	14,945	42,879	84,176
Homeowners	19,517	27,362	8,429	35,791	55,308
Other personal	777	1,561	423	1,984	2,761

Total personal	61,591	56,857	23,797	80,654	142,245

Total net liability	515,123	722,034	333,397	1,055,431	1,570,554

Reinsurance recoverable	136,874	133,422	516	133,938	270,812

Total gross liability	$651,997	$855,456	$333,913	$1,189,369	$1,841,366

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

Reinsurance recoverables were $272.8 million and $219.1 million at September 30, 2011 and December 31, 2010, respectively. Of these amounts, $159.7 million and $102.3 million, or 59% and 47%, respectively, of the recoverables were due from governmental bodies, regulatory agencies or quasi-governmental pools and reinsurance facilities where, Harleysville Group believes, there is limited credit risk. The remainder of the reinsurance recoverables are principally due from reinsurers rated A- or higher by A.M. Best. Ceded reinsurance contracts do not relieve Harleysville Group’s primary obligation to its policyholders. Consequently, an exposure exists with respect to reinsurance recoverables to the extent that any reinsurer is unable to meet its obligation or disputes the liabilities assumed under the reinsurance contract. From time to time, Harleysville Group may encounter such disputes with its reinsurers. In addition, the creditworthiness of our reinsurers could deteriorate in the future due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. Harleysville Group’s changes in its claims operation in recent years have resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at September 30, 2011.

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

Other expenses increased $6.3 million for the three and nine months ended September 30, 2011 compared to the same prior year periods due to merger-related expenses of $6.3 million incurred in the 2011 periods.

Income (loss) before income taxes decreased $67.6 million and $98.4 million for the three and nine months ended September 30, 2011, compared to the same prior year periods. The decreases were primarily due to greater underwriting losses in the 2011 periods compared to the prior year periods, decreases in investment income and merger-related expenses in 2011. The greater underwriting losses in 2011 were primarily due to greater catastrophe losses and other weather-related losses affecting property coverages in both the three and nine month periods of 2011 compared to the prior year periods. The nine month period ended September 30, 2011 also includes greater realized gains of $12.7 million compared to the same prior year period.

The Company’s income tax benefits of $17.0 million and $23.8 million in the three and nine months ended September 30, 2011, respectively, result primarily from the pre-tax net losses in the three and nine months ended September 30, 2011 and the impact of tax-exempt investment income on the calculation of the Company’s tax provision in both periods. The income tax benefit for the three and nine months ended September 30, 2011 includes a tax benefit of $3.4 million and $10.3 million associated with tax-exempt income compared to $3.3 million and $9.9 million in the same prior year periods.

Liquidity and Capital Resources

Operating activities used net cash of $64.0 million and provided net cash of $69.1 million for the nine months ended September 30, 2011 and 2010, respectively. The 2011 amount includes $33.0 million paid in connection with the change to the intercompany pooling agreement effective January 1, 2011. The remaining decrease of $100.1 million is due to a decrease in underwriting cash flow, primarily from an increase in paid losses from greater catastrophe losses and a decrease in premiums due to the change in the pooling agreement.

Investing activities provided net cash of $90.2 million and used net cash of $20.2 million for the nine months ended September 30, 2011 and 2010, respectively. The change is primarily due to net sales of investments in the 2011 period due to the use of cash by operating activities and financing activities.

Financing activities used $26.2 million and $49.0 million of net cash for the nine months ended September 30, 2011 and 2010, respectively. The decrease is primarily due to the decrease in the purchase of treasury stock, partially offset by a decrease in common stock issued, in the 2011 period compared to the 2010 period.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

Harleysville Group Inc. had $36.1 million of cash and marketable securities at September 30, 2011 which is available for general corporate purpose including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. On July 30, 2009, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases or because its officers are in possession of material, non-public information. The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company. This program was completed on August 3, 2010. On August 6, 2010, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its common stock over a two year period under terms similar to the repurchase authorization of July 30, 2009. As of September 30, 2011, the Company had repurchased 245,084 shares under this authorization, leaving 554,916 shares authorized to be repurchased. Provisions in the merger agreement with Nationwide restrict the Company from repurchasing further shares. Harleysville Group has no other material commitments for capital expenditures as of September 30, 2011.

As a holding company, the Company’s principal source of cash for the payment of dividends is dividends from its insurance subsidiaries. The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends. The Company’s insurance subsidiaries paid dividends of $43.4 million to the Company in 2011, $24.2 million of these dividends had been declared in 2010.

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

Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2010 to September 30, 2011. During the first quarter of 2011, the Company increased its holdings of equity securities by approximately $80 million. During the third quarter of 2011, the Company recognized an impairment loss of $4.0 million on securities it intends to sell. The Company sold virtually all of its equity securities in October 2011.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, as of September 30, 2011, which is the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the third quarter of 2011, for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the SEC.

(b)	Change in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 4, 2011, the Company received a class action complaint, captioned Louisiana Municipal Police Employees Retirement System on behalf of itself and all others similarly situated v. Harleysville Group Inc., et al., Case No. 6907VCP. This purported class action complaint was filed in the State of Delaware Chancery Court. The complaint contains two counts: (1) a count that alleges breach of fiduciary duties by the individually-named directors of the Company; and (2) a count that alleges that Nationwide Mutual Insurance Company aided and abetted such breach of fiduciary duties. Both counts relate to the announced merger transaction between Nationals Sub, Inc., a wholly owned subsidiary of Nationwide Mutual Insurance Company, and the Company. The complaint seeks relief in the form of an injunction, damages and attorney’s fees. The Company is still in the process of reviewing the complaint, but believes that the plaintiff’s allegations are without merit, and intends to vigorously defend against these claims.

On October 6, 2011, the Company received a class action complaint, captioned Eric H. Berger, on behalf of himself and all other similarly situated v. Harleysville Group Inc. et al., Case No. 6918-VCP. This purported class action complaint was filed in the State of Delaware Chancery Court. The complaint contains two counts: (1) a count that alleges breach of fiduciary duties by the individually-named directors of the Company; and (2) a count that alleges that Nationwide Mutual Insurance Company aided and abetted such breach of fiduciary duties. Both counts relate to the announced merger transaction between Nationals Sub, Inc., a wholly owned subsidiary of Nationwide Mutual Insurance Company, and the Company. The complaint seeks relief in the form of an injunction, damages and attorney’s fees. The Company is still in the process of reviewing the complaint, but believes that the plaintiff’s allegations are without merit, and intends to vigorously defend against these claims.

Item 1A.	Risk Factors

The announcement of the merger agreement among Harleysville Group Inc., Harleysville Mutual Insurance Company and Nationwide Mutual Insurance Company could have an adverse effect on our stock price, financial condition, results of operations or business prospects.

The announcement of the merger agreement with Nationwide could disrupt our business in the following ways, among others:

•	employees may experience uncertainty regarding their future roles with the merged company, which might adversely affect the Company’s ability to retain, recruit and motivate key personnel;

•

the attention of the Company’s management may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day business operations of the Company, and the matters related to the merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to the Company; and

•	third parties with business relationships with the Company may seek to terminate or renegotiate their relationships with the Company as a result of the merger.

The merger agreement also restricts the Company from engaging in certain actions and taking certain actions without Nationwide’s approval, which could prevent us from pursing opportunities that may arise prior to the closing of the merger or termination of the agreement.

Any of these matters could adversely affect our financial condition, results of operations or business prospects.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

(Continued)

Failure to complete the merger could negatively affect our stock price and our future business and financial results.

If the merger is not completed, our ongoing business may be adversely affected and we will be subject to the following risks, among others:

•	we may have to pay significant costs relating to the merger without receiving the benefits of the merger; and

•	any resulting negative customer perception could adversely affect our ability to compete for, or to win, new and renewal business in the marketplace.

We will incur substantial transaction and merger-related costs in connection with the merger.

We expect to incur a number of substantial non-recurring transaction fees and other costs associated with the merger. During the third quarter of 2011, we incurred expenses of approximately $6.3 million related to the merger. Additional unanticipated costs may be incurred in the integration of the merged businesses. In the event the merger agreement is terminated, under certain circumstances we may be required to pay Nationwide a termination fee of $29.6 million and reimburse them for their expenses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases Of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program

July 1 - July 31, 2011	61	$32.04	-0-	554,916
August 1 - August 31, 2011	-0-		-0-	554,916
September 1 - September 30, 2011	-0-		-0-	554,916

(1)	On July 30, 2009, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases, or because its officers are in possession of material, non-public information. The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company. This program was completed on August 3, 2010. On August 6, 2010, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of July 30, 2009. As of September 30, 2011, the Company had repurchased 245,084 shares under this authorization, leaving 554,916 shares authorized to be repurchased. Provisions in the merger agreement with Nationwide restrict the Company from repurchasing further shares.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

(Continued)

(2)	In accordance with the terms of its Equity Incentive Plan, the Company acquired all of the above shares from employees in connection with stock option exercises and the vesting of restricted stock. The stock was received in payment of the exercise price of the stock options and in satisfaction of withholding taxes due upon exercise or vesting.

Item 6.	a. Exhibits

10.1*	Change in Control Employment Agreement with Arne Herenstein – July 11, 2011

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Furnished and not filed herewith.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harleysville Group Inc.

Date: November 7, 2011	By:	/s/ ARTHUR E. CHANDLER
Arthur E. Chandler Senior Vice President and Chief Financial Officer (duly elected officer and principal financial officer)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

10.1*	Change in Control Employment Agreement with Arne Herenstein – July 11, 2011

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Furnished and not filed herewith.