Form 10-K
period 2011-12-31
HARLEYSVILLE GROUP INC
filed 2012-03-14
CIK 792013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

On June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the registrant was $392,800,274.

The number of shares outstanding of the registrant’s common stock, as of March 8, 2012 was 27,277,285.

HARLEYSVILLE GROUP INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2011

PART I

Item 1.	Business.

General

Harleysville Group Inc. (the Company) is an insurance holding company headquartered in Pennsylvania which, through its subsidiaries, engages in the property and casualty insurance business on a regional basis in the United States. As used herein, “Harleysville Group” refers to Harleysville Group Inc. and its subsidiaries.

The Company is a Delaware corporation formed by Harleysville Mutual Insurance Company (the Mutual Company) in 1979 as a wholly owned subsidiary. In May 1986, the Company completed an initial public offering of its common stock, reducing the percentage of outstanding shares owned by the Mutual Company to approximately 70%. In April 1992, the Mutual Company completed a secondary public offering of a portion of the Company’s common stock then owned by it, further reducing the percentage of outstanding shares owned by the Mutual Company. At December 31, 2011, the Mutual Company owned approximately 53% of the Company’s outstanding shares.

Harleysville Group and the Mutual Company operate together to pursue a strategy of underwriting a broad array of personal and commercial coverages. These insurance coverages are marketed primarily in the eastern and midwestern United States through approximately 1,300 insurance agencies. Regional offices are maintained in Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, and Virginia. The Company’s property and casualty insurance subsidiaries are: Harleysville-Atlantic Insurance Company (Atlantic), Harleysville Insurance Company (HIC), Harleysville Insurance Company of New Jersey (HNJ), Harleysville Insurance Company of New York (HIC New York), Harleysville Insurance Company of Ohio (HIC Ohio), Harleysville Lake States Insurance Company (Lake States), Harleysville Preferred Insurance Company (Preferred), and Harleysville Worcester Insurance Company (Worcester). Atlantic and HIC Ohio were merged into Worcester in December 2011. Harleysville Group Inc. acquired Mainland Insurance Company (Mainland) from the Mutual Company in December 2010. HIC New York was then merged into Mainland and the surviving company was re-named Harleysville Insurance Company of New York (HIC New York). Mainland was a shell property and casualty insurance company with no premiums or outstanding insurance obligations. The acquisition and merger were completed to facilitate the redomestication of HIC New York from New York to Pennsylvania in order to improve the efficiency of the corporate structure.

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

On September 28, 2011, the Company and the Mutual Company entered into an agreement and plan of merger (the Merger Agreement) with Nationwide Mutual Insurance Company (Nationwide) under which a subsidiary of Nationwide would merge into the Company, (the Merger). Nationwide would acquire all of the publicly held shares of common stock of the Company for $60.00 per share in cash and the Mutual Company would merge into Nationwide and the policyholders and members of the Mutual Company would become policyholders and members of Nationwide. The Mutual Company has also entered into a voting agreement with Nationwide (the Voting Agreement) under which the Mutual Company agreed to vote its 53% voting interest in the Company in favor of the Merger. The

Merger Agreement restricts the Company from engaging in certain activities and taking certain actions without Nationwide’s prior approval, including among others, the payment of stockholder dividends.

The transactions contemplated by the Merger Agreement are subject to customary closing conditions, including among others, approvals from stockholders of the Company, members of the Mutual Company and members of Nationwide, the Pennsylvania Insurance Department, the Ohio Insurance Department and various other regulatory bodies. The transactions are expected to close in the first half of 2012. The Merger Agreement provides certain termination rights. In the event that the agreement is terminated under certain conditions by the Company’s Board of Directors, the Company will be required to pay Nationwide a termination fee of $29.6 million and reimburse Nationwide for its transaction expenses.

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

Harleysville Group and the Mutual Company have an A.M. Best Company, Inc. (Best’s) group rating of “A” (Excellent). Best’s ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors. Management believes that the Best’s rating is an important factor in marketing Harleysville Group’s products to its agents and customers, and that the current rating is satisfactory in that regard.

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

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2011		2010	2009

GAAP combined ratio	119.9%		103.1%	99.5%

Statutory operating ratios:
Loss ratio	84.7%		67.9%	64.3%
Expense and dividend ratios	35.2%		34.6%	35.5%

Statutory combined ratio	119.9	%(1)	102.5%	99.8%

(1)

The statutory combined ratio for 2011 includes 0.9% due to the impact of the transfer of liabilities in connection with the pool change. This impact results from the statutory treatment of the ceding commission received on the unearned premiums transferred on January 1, 2011. Excluding this impact, the statutory combined ratio was 119.0%. See Note 3(a) of the Notes to Consolidated Financial Statements.

The following table sets forth the net written premiums and combined ratios by line of insurance, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for Harleysville Group for the periods indicated:

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Net Premiums Written
Commercial:
Automobile	$169,490	$178,353	$182,169
Workers compensation	(40,012)	77,734	80,484
Commercial multi-peril	337,691	338,992	326,242
Other commercial	73,521	84,078	85,380

Total commercial	540,690	679,157	674,275

Total commercial without workers compensation net premiums written(1)	580,702

Personal:
Automobile	109,820	102,045	85,195
Homeowners	94,063	87,736	80,044
Other personal	14,044	13,123	12,103

Total personal	217,927	202,904	177,342

Total Harleysville Group Business	$758,617	$882,061	$851,617

Total Harleysville Group Business without workers compensation net premiums written(1)	$798,629

Combined Ratios
Commercial:
Automobile	105.4%	100.0%	91.4%
Workers compensation		106.1%	106.2%
Commercial multi-peril	127.6%	106.1%	105.1%
Other commercial	98.7%	88.8%	97.6%
Total commercial	116.7%	102.3%	100.7%
Total commercial without intercompany pooling transfer(1)	115.4%

Personal:
Automobile	119.4%	104.9%	103.0%
Homeowners	148.9%	108.2%	92.7%
Other personal	75.9%	62.6%	81.1%
Total personal	129.3%	103.5%	96.8%

Total Harleysville Group Business	119.9%	102.5%	99.8%

Total Harleysville Group Business without intercompany pooling transfer(1)	119.0%

(1)

The effect of the January 1, 2011 pooling transfer of $40 million of net premiums written (representing the transfer of the January 1, 2011 unearned premium balance of workers compensation) and the effect of the pool transfer on the statutory combined ratios are excluded for comparative purposes.

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

The following table sets forth a chronology of the changes that have occurred in the pooling agreement since it became effective on January 1, 1986.

Chronology of Changes in Pooling Agreement

Date	Harleysville Group Percentage	Mutual Company/Pennland Percentage	Event

January 1, 1986	30%	70%	Current pooling agreement began with Preferred and HNJ as participants with the Mutual Company.

July 1, 1987	35%	65%	Atlantic acquired and included in the pool.

January 1, 1989	50%	50%	Worcester included in the pool.

January 1, 1991	60%	40%	HIC New York acquired and included in the pool and the Mutual Company formed Pennland (not a pool participant) to write Pennsylvania personal automobile business.

January 1, 1996	65%	35%	Pennland included in the pool.

January 1, 1997	70%	30%	Lake States included in the pool.

January 1, 1998	72%	28%	HIC included in the pool.

January 1, 2008	80%	20%	Amendment to the pooling participation percentages.

January 1, 2010	80%	20%	Amendment to exclude any premiums, losses and expenses assumed by the Mutual Company, other than business assumed from any mandatory regulatory pool or association.

January 1, 2011	80%	20%	Amendment to establish that the financial results of the workers compensation line of business for accident years 2011 and following is retained 100% by the Mutual Company.

When pool participation percentages increased as described above, cash and investments equal to the net increase in liabilities assumed less a ceding commission related to the net increase in the liability for unearned premiums, was transferred from the Mutual Company to Harleysville Group. In connection with the January 1, 2011 pool change, cash equal to the net decrease in the liability for unearned premiums, less a ceding commission, was transferred from Harleysville Group to the Mutual Company. See Note 3(a) of the Notes to Consolidated Financial Statements.

All premiums, losses, loss settlement expenses and other underwriting expenses are prorated among the parties to the pooling arrangement on the basis of their participation in the pool. The method of establishing reserves is set forth under “Business - Reserves.” The pooling agreement may be amended or terminated by agreement of the parties. Termination may occur only at the end of a calendar year. The Boards of Directors of the Company and the Mutual Company maintain a coordinating committee which reviews and evaluates, and when changes are warranted, approves, the pooling arrangements between the Company and the Mutual Company. See “Business - Relationship with the Mutual Company.” In evaluating pool participation changes, the coordinating committee considers current and proposed acquisitions, the relative capital positions and revenue contributions of the pool participants, and growth prospects and ability to access capital markets to support that growth.

The following table sets forth the net premiums written and combined ratios by line of insurance for the total business of the pooled companies after elimination of management fees and the voluntary assumed reinsurance business of the Mutual Company, prepared in accordance with statutory accounting practices prescribed or permitted by state insurance authorities, for the periods indicated.

TOTAL BUSINESS OF POOLED COMPANIES

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)

Net Premiums Written
Commercial:
Automobile	$211,862	$222,941	$227,711
Workers compensation	94,613	97,167	100,606
Commercial multi-peril	422,114	423,742	407,803
Other commercial	91,901	105,097	106,724

Total commercial	820,490	848,947	842,844

Personal:
Automobile	137,275	127,556	106,493
Homeowners	117,578	109,670	100,056
Other personal	17,555	16,403	15,128

Total personal	272,408	253,629	221,677

Total pooled business	$1,092,898	$1,102,576	$1,064,521

Combined Ratios(1)
Commercial:
Automobile	105.7%	100.0%	91.6%
Workers compensation	106.1%	109.6%	106.4%
Commercial multi-peril	127.8%	106.1%	105.1%
Other commercial	98.8%	89.1%	97.6%
Total commercial	116.1%	102.7%	100.7%

Personal:
Automobile	119.8%	106.8%	104.4%
Homeowners	149.0%	108.1%	92.8%
Other personal	75.9%	62.6%	81.1%
Total personal	129.5%	104.4%	97.5%

Total pooled business	119.3%	103.0%	100.0%

(1)	See the definition of combined ratio in “Business - Property and Casualty Underwriting.”

The combined ratio for the total business of the pooled companies differs from Harleysville Group’s combined ratio primarily because of the effect of the inclusion of incurred losses occurring prior to 1986 retained by the Mutual Company and for 2011, due to the impact of the pool change on the statutory combined ratio described in note (1) on page 2. See Note 3(a) of the Notes to Consolidated Financial Statements and “Business - Reinsurance.”

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

TOTAL BUSINESS OF POOLED COMPANIES

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Reserves for losses and loss settlement expenses, beginning of the year	$1,994,835	$1,997,647	$1,998,006

Incurred losses and loss settlement expenses:
Provision for insured events of the current year	980,258	798,294	734,820
Decrease in provision for insured events of prior years	(36,699)	(56,437)	(42,781)

Total incurred losses and loss settlement expenses	943,559	741,857	692,039

Payments:
Losses and loss settlement expenses attributable to insured events of the current year	409,457	311,542	254,342
Losses and loss settlement expenses attributable to insured events of prior years	476,460	433,127	438,056

Total payments	885,917	744,669	692,398

Reserves for losses and loss settlement expenses, end of the year	$2,052,477	$1,994,835	$1,997,647

The following table sets forth the development of net reserves for unpaid losses and loss settlement expenses from 2001 through 2011 for the total pooled business of the Mutual Company, Pennland and Harleysville Group on a statutory basis. “Net reserve for losses and loss settlement expenses” sets forth the estimated liability for unpaid losses and loss settlement expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss settlement expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including losses incurred but not reported.

The “Net reserves re-estimated” portion of the table shows the re-estimated amount of the previously recorded liability based on experience of each succeeding year. The estimate is increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims. For example, the 2001 liability has developed a deficiency after ten years, in that re-estimated losses and loss settlement expenses are expected to be higher than the initial estimated liability established in 2001 of $1,147.5 million by $387.4 million, or 33.8%.

The “Cumulative amount of reserves paid” portion of the table shows the cumulative losses and loss settlement expense payments made in succeeding years for losses incurred prior to the balance sheet date. For example, the 2001 column indicates that as of December 31, 2011, payments of $1,238.8 million of the currently re-estimated ultimate liability for losses and loss settlement expenses had been made.

The “Redundancy (deficiency)” portion of the table shows the cumulative redundancy or deficiency at December 31, 2011 of the reserve estimate shown on the top line of the corresponding column. A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss settlement expenses or were reevaluated at less than the original reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss settlement expenses or were reevaluated at more than the originally reserved amounts.

The following table includes all 2011 pool participants as if they had participated in the pooling arrangement in all years indicated except for acquired pool participant companies, which are included from their date of acquisition. Under the terms of the pooling arrangement, Harleysville Group is not responsible for losses on the pooled business of the Mutual Company, Preferred and HNJ occurring prior to January 1, 1986.

TOTAL BUSINESS OF POOLED COMPANIES

	Year ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(dollars in thousands)

Net reserve for losses and loss settlement expenses	$1,147,517	$1,224,380	$1,514,548	$1,613,374	$1,761,198	$1,893,753	$1,967,094	$1,998,006	$1,997,647	$1,994,835	$2,052,477
Net reserves re-estimated:
One year later	1,143,701	1,397,821	1,538,929	1,593,829	1,743,774	1,867,438	1,932,787	1,955,225	1,941,210	1,958,136
Two years later	1,308,498	1,459,056	1,566,305	1,602,547	1,746,441	1,827,703	1,889,611	1,902,147	1,884,269
Three years later	1,369,239	1,501,724	1,605,840	1,622,733	1,719,799	1,786,263	1,844,392	1,843,354
Four years later	1,413,644	1,557,058	1,630,971	1,612,897	1,696,843	1,753,011	1,796,744
Five years later	1,478,729	1,585,986	1,636,248	1,608,069	1,681,098	1,717,327
Six years later	1,505,789	1,601,882	1,642,881	1,603,408	1,652,283
Seven years later	1,522,153	1,616,442	1,645,017	1,583,407
Eight years later	1,538,558	1,620,582	1,628,848
Nine years later	1,543,298	1,609,908
Ten years later	1,534,875

Cumulative amount of reserves paid:
One year later	372,642	437,855	490,353	389,968	395,159	405,441	454,182	438,056	433,127	476,460
Two years later	654,045	759,313	742,476	642,066	673,385	716,150	773,324	721,607	725,439
Three years later	884,746	935,691	921,520	835,193	892,400	913,883	931,820	923,051
Four years later	1,005,199	1,051,788	1,042,755	979,233	1,025,007	1,035,537	1,061,440
Five years later	1,076,672	1,127,999	1,130,739	1,067,068	1,095,662	1,114,593
Six years later	1,130,754	1,187,789	1,189,524	1,113,655	1,144,355
Seven years later	1,172,272	1,230,143	1,224,529	1,148,924
Eight years later	1,204,801	1,253,632	1,250,660
Nine years later	1,222,778	1,275,425
Ten years later	1,238,786

Cumulative redundancy/ (deficiency)	(387,358)	(385,528)	(114,300)	29,967	108,915	176,426	170,350	154,652	113,378	36,699
Cumulative redundancy/ (deficiency) expressed as a percent of year-end reserves	(33.8%)	(31.5%)	(7.5%)	1.9%	6.2%	9.3%	8.7%	7.7%	5.7%	1.8%
Cumulative redundancy/ (deficiency) excluding pre-1986 reserve development (1)	(336,211)	(336,562)	(73,004)	64,143	138,038	198,110	187,728	166,576	122,979	40,076

(1)	Excludes business not included in pooling arrangement with Harleysville Group.

Harleysville Group’s reserves primarily are derived from those established for the total pooled business. The terms of the pooling agreement provide that Harleysville Group is not liable for any losses incurred by the Mutual Company, Preferred and HNJ prior to January 1, 1986, or for certain business assumed by the Mutual Company effective January 1, 2010 and for workers compensation business for accident years 2011 and following. The GAAP loss reserve experience of Harleysville Group, as reflected in its financial statements, is shown in the following table which sets forth a reconciliation of beginning and ending net reserves for unpaid losses and loss settlement expenses for the years indicated for the business of Harleysville Group only.

HARLEYSVILLE GROUP BUSINESS ONLY

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Reserves for losses and loss settlement expenses, beginning of the year	$1,554,065	$1,559,164	$1,558,249

Incurred losses and loss settlement expenses:
Provision for insured events of the current year	713,697	639,234	588,575
Decrease in provision for insured events of prior years	(32,061)	(50,129)	(36,084)

Total incurred losses and loss settlement expenses	681,636	589,105	552,491

Payments:
Losses and loss settlement expenses attributable to insured events of the current year	311,828	249,831	204,192

Losses and loss settlement expenses attributable to insured events of prior years	378,469	344,373	347,384

Total payments	690,297	594,204	551,576

Reserves for losses and loss settlement expenses, end of the year	$1,545,404	$1,554,065	$1,559,164

See page 10 for reconciliation of net reserves to gross reserves.

Harleysville Group recognized net favorable development in the provision for insured events of prior years of $32.1 million in 2011, primarily due to lower-than-expected claims severity broadly experienced across casualty lines in accident years 2003 through 2008, partially offset by adverse development in accident years 2009 and 2010. The 2011 net favorable development consisted of $30.9 million in commercial lines and $1.2 million in personal lines.

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

HARLEYSVILLE GROUP BUSINESS

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(dollars in thousands)

Net reserve for losses and loss settlement expenses	$800,861	$857,182	$1,062,660	$1,131,609	$1,237,090	$1,329,849	$1,381,812	$1,558,249	$1,559,164	$1,554,065	$1,545,404
Net reserves re- estimated:
One year later	796,213	976,241	1,075,122	1,114,076	1,219,005	1,307,802	1,350,004	1,522,165	1,509,035	1,522,004
Two years later	909,048	1,015,209	1,091,322	1,114,813	1,217,825	1,271,651	1,313,605	1,474,723	1,460,781
Three years later	947,660	1,042,276	1,114,275	1,126,248	1,192,149	1,236,640	1,272,450	1,424,987
Four years later	975,978	1,076,597	1,129,270	1,114,016	1,171,926	1,205,060	1,231,630
Five years later	1,017,319	1,094,325	1,129,129	1,108,295	1,154,351	1,173,811
Six years later	1,033,702	1,102,679	1,132,577	1,099,587	1,128,598
Seven years later	1,042,431	1,112,468	1,129,307	1,080,885
Eight years later	1,053,696	1,110,801	1,113,670
Nine years later	1,052,509	1,099,560
Ten years later	1,043,069
Cumulative amount of reserves paid:
One year later	265,422	312,224	350,082	278,270	281,655	289,661	207,275	347,384	344,373	378,469
Two years later	465,001	541,063	529,126	456,921	479,720	422,565	427,529	572,095	575,524
Three years later	628,494	665,513	655,219	593,715	570,384	577,691	584,196	730,551
Four years later	712,677	746,455	740,251	706,410	673,410	672,885	685,193
Five years later	761,490	799,069	764,877	773,618	727,804	733,431
Six years later	798,172	811,558	808,844	808,758	764,059
Seven years later	802,680	842,381	834,719	834,275
Eight years later	825,643	859,043	852,925
Nine years later	837,895	873,779
Ten years later	848,003

Net cumulative redundancy/ (deficiency)	(242,208)	(242,378)	(51,010)	50,724	108,492	156,038	150,182	133,262	98,383	32,061

Net cumulative redundancy/ (deficiency) expressed as a percent of year end reserves	(30.2%)	(28.3%)	(4.8%)	4.5%	8.8%	11.7%	10.9%	8.6%	6.3%	2.1%

Gross reserve	$879,056	$928,335	$1,219,977	$1,317,735	$1,480,802	$1,493,645	$1,546,690	$1,767,601	$1,782,292	$1,771,661	$1,789,591
Ceded reserve	78,195	71,153	157,317	186,126	243,712	163,796	164,878	209,352	223,128	217,596	244,187

Net reserve	$800,861	$857,182	$1,062,660	$1,131,609	$1,237,090	$1,329,849	$1,381,812	$1,558,249	$1,559,164	$1,554,065	$1,545,404

Gross cumulative redundancy/ (deficiency)	$(387,261)	$(391,128)	$(124,098)	$12,637	$68,346	$120,194	$121,696	$124,583	$100,773	$33,969

Gross re-estimated	$1,266,317	$1,319,463	$1,344,075	$1,305,098	$1,412,456	$1,373,451	$1,424,994	$1,643,018	$1,681,519	$1,737,692
Ceded re-estimated	223,248	219,903	230,405	224,213	283,858	199,640	193,364	218,031	220,738	215,688

Net re-estimated	$1,043,069	$1,099,560	$1,113,670	$1,080,885	$1,128,598	$1,173,811	$1,231,630	$1,424,987	$1,460,781	$1,522,004

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

Reinsurance for property and auto physical damage losses is currently maintained under a per risk excess of loss treaty affording recovery to $23.5 million above a retention of $1.5 million for homeowners losses and $23.0 million above a retention of $2.0 million for other property losses. Harleysville Group’s 2011 pooling share of such recovery would be $18.8 million above a retention of $1.2 million for homeowners losses and $18.4 million above a retention of $1.6 million for other property losses. In addition, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiary are reinsured under property catastrophe reinsurance treaties which provide the following coverage:

Property Catastrophe Reinsurance Treaties
	Full Treaties	Harleysville Group’s Pooling Share

Retention	$60 million	$48 million

Coverage for Losses	71.45% of losses between $60 and $90 million	71.45% of losses between $48 and $72 million
	75.7% of losses between $90 and $200 million	75.7% of losses between $72 and $160 million
	80.34% of losses between $200 and $475 million	80.34% of losses between $160 and $380 million
	75% of losses between $475 and $525 million	75% of losses between $380 and $420 million

Maximum Recovery	$363.1 million for losses of $525 million or more	$290.5 million for losses of $420 million or more

The treaties includes reinstatement provisions providing for coverage for a second catastrophe and requiring payment of an additional premium in the event of a first catastrophe occurring. Most terrorism losses would not be covered by the treaties. Harleysville Group has not purchased funded catastrophe covers.

Effective January 1, 2012, the Company’s subsidiaries and the Mutual Company and its wholly owned subsidiary renewed the top layer of its property catastrophe reinsurance program and decreased reinsurance coverage in the layer from 75% to 64.35%. Accordingly, effective January 1, 2012, pursuant to the terms of the property catastrophe treaties, the maximum recovery would be $357.8 million for any catastrophe involving an insured loss equal to or greater than $525.0 million. Harleysville Group’s pooling share of this maximum recovery would be $286.3 million for any catastrophe involving an insured loss of $420.0 million or greater.

There is reinsurance to protect Harleysville Group from large workers compensation losses on a per-life and occurrence basis above a retention of $2.0 million. As a result of the January 1, 2011 change to the pooling agreement, Harleysville Group’s pooling share of this retention for workers compensation losses occurring in 2011 would be zero. In addition, casualty reinsurance (including liability, umbrella and workers compensation subject to per-life maximums) is maintained under an excess of loss treaty affording recovery to $47.5 million above a retention of $2.5 million for each loss occurrence for commercial lines coverages and recovery of up to $48.5 million above a retention of $1.5 million for personal lines coverages. Additionally, a 30% participation on losses of $2.5 million in excess of $2.5 million is retained on commercial lines coverages. Harleysville Group’s 2011 pooling share of a recovery would be up to $37.4 million above a retention of $2.0 million for commercial lines and $38.8 million above a retention of $1.2 million for personal lines. The casualty reinsurance programs provide coverage for a terrorist event with no reinstatement provision.

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

As a writer of personal and commercial automobile policies in the state of Michigan, in compliance with applicable state regulations, Harleysville Group cedes premiums and claims for medical benefits and work loss, above a specified retention amount, to the Michigan Catastrophic Claims Association. For policies effective July 1, 2011 to June 30, 2012, the required retention is $500,000.

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

Marketing. Harleysville Group markets its insurance products through independent agencies and monitors the performance of these agencies relative to many factors including profitability, growth and retention. At December 31, 2011, there were approximately 1,300 agencies.

Investments

An important element of the financial results of Harleysville Group is the return on invested assets. An investment objective of Harleysville Group is to maintain a widely diversified fixed maturities portfolio structured to maximize after-tax investment income while minimizing credit risk through investments in high quality instruments. An objective also is to provide adequate funds to pay claims without forced sales of investments. At December 31, 2011, substantially all of Harleysville Group’s fixed maturity investment portfolio was rated investment grade and the investment portfolio did not contain any real estate or mortgage loans.

Harleysville Group has adopted and follows an investment philosophy which precludes the purchase of non-investment grade fixed income securities. However, due to uncertainties in the economic environment, it is possible that the quality of investments held in Harleysville Group’s portfolio may change, as a result of which Harleysville Group may hold some non-investment grade securities.

Following the execution of the Merger Agreement, the Company determined that it was prudent to sell its equity securities portfolio holdings to reduce risks that could negatively impact the Company’s ability to meet various financial covenant closing conditions set forth in the Merger Agreement. Such sales occurred in the fourth quarter of 2011.

The following table shows the composition of Harleysville Group’s fixed maturity investment portfolio at amortized cost, excluding short-term investments, by rating as of December 31, 2011:

	December 31, 2011
	Amount	Percent
	(dollars in thousands)

Rating(1)
U.S. Treasury obligations	$434,308	18.7%
U.S. agency obligations(2)	286,304	12.4
Aaa	529,280	22.8
Aa	791,701	34.1
A	244,012	10.5
Baa	28,880	1.2
Not rated	5,671	0.3

Total	$2,320,156	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc., or Standard & Poor’s if Moody’s rating not available.
(2)	Includes GNMA pass-through obligations and collateralized mortgage obligations.

Harleysville Group invests in both taxable and tax-exempt fixed income securities as part of its strategy to maximize after-tax income. Such strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds made up approximately 46%, 44% and 42% of the total investment portfolio at December 31, 2011, 2010 and 2009, respectively.

The following table shows the composition of Harleysville Group’s investment portfolio at carrying value, excluding short-term investments, by type of security as of December 31, 2011:

	December 31, 2011
	Amount	Percent
	(dollars in thousands)

Fixed maturities:
U.S. Treasury obligations	$442,324	17.8%
U.S. agency obligations	8,354	0.3
Mortgage-backed securities	294,617	11.9
Obligations of states and political subdivisions	1,225,735	49.3
Corporate securities	515,876	20.7

Total fixed maturities	2,486,906	100.0

Equity securities	7	—

Total	$2,486,913	100.0%

Investment results of Harleysville Group’s fixed maturity investment portfolio are as shown in the following table:

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)

Invested assets(1)	$2,268,808	$2,229,368	$2,188,955
Investment income(2)	$89,910	$100,504	$103,971
Average yield	4.0%	4.5%	4.7%

(1)	Average of the aggregate invested amounts at amortized cost at the beginning and end of the period.
(2)	Investment income does not include investment expenses, realized investment gains or losses or provision for income taxes.

The following table indicates the composition of Harleysville Group’s fixed maturity investment portfolio at carrying value, excluding short-term investments, by time to maturity as of December 31, 2011:

	December 31, 2011
	Amount	Percent
	(dollars in thousands)
Due in(1)

1 year or less	$66,608	2.7%
Over 1 year through 5 years	1,060,027	42.6
Over 5 years through 10 years	637,752	25.6
Over 10 years	427,902	17.2

	2,192,289	88.1

Mortgage-backed securities	294,617	11.9

Total	$2,486,906	100.0%

(1)	Based on stated maturity dates with no prepayment assumptions. Actual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The average expected life of Harleysville Group’s investment portfolio as of December 31, 2011 was approximately 4.3 years.

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

Insurance holding company acts require that all transactions involving any insurer within the holding company system, including those involving the Mutual Company and the Company’s insurance subsidiaries, must be fair and equitable to that insurer. Further, approval of the applicable insurance commissioner is required prior to the consummation of a transaction affecting the control of an insurer. In this regard, the Merger must be approved by the Commissioner of Insurance of the Commonwealth of Pennsylvania under the Pennsylvania laws governing the regulation of insurance companies and insurance holding companies. Nationwide submitted a Form A application to the Pennsylvania Insurance Commissioner on November 10, 2011.

The Terrorism Risk Insurance Act of 2002 (the Act) established a program that provides a backstop for insurance-related losses resulting from any act of terrorism as defined. The Act, originally set to expire in 2005, was extended through December 31, 2007 in December 2005. The Act was extended again through December 31, 2014 in December 2007 and retitled as the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) of 2007. Under the program, the federal government will pay 85% of covered losses after an insurer’s losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. The triggering threshold for certifying an act of terrorism is $100 million in 2011 through 2014. TRIPRA adds coverage for domestic acts of terror, in addition to foreign acts of terror covered under the previous Act.

The statutory formula for determining a company’s deductible for each year is based on the company’s direct commercial earned premiums for the prior calendar year multiplied by a specified percentage. This percentage is 20% for 2011 through 2014. The following lines of business are excluded from coverage and are not to be included in the deductible calculation: commercial auto, burglary and theft, surety, professional liability and farmowners’ multi-peril insurance. Based on the Company’s insurance subsidiaries 2011 earned premiums for lines subject to the Act, our 2012 deductible would be $89.3 million.

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

The Company’s insurance subsidiaries generally are restricted by the insurance laws of their respective states of domicile as to the amount of dividends they may pay to the Company without the prior approval of the respective state regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary’s statutory surplus as of a certain date, or adjusted net income of the subsidiary, for the preceding year. Applying the current regulatory restrictions as of December 31, 2011, $65.1 million would be available for distribution to Harleysville Group Inc. in 2012 without prior approval. The Company’s insurance subsidiaries declared dividends of $19.3 million, $89.0 million and $57.0 million in 2011, 2010 and 2009, respectively. The Company’s insurance subsidiaries paid dividends of $43.4 million in 2011 ($24.1 million of which had been declared in 2010), $94.3 million in 2010 ($29.5 million of which had been declared in 2009), and $27.5 million in 2009.

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

Harleysville Group is required to file financial statements for its subsidiaries, prepared by using statutory accounting practices, with state regulatory authorities. The adjustments necessary to reconcile net income and shareholders’ equity determined by using SAP to net income and shareholders’ equity determined in accordance with GAAP are as follows:

	Net Income Year Ended December 31,			Shareholders’ Equity December 31,
	2011	2010	2009	2011	2010
			(in thousands)

SAP amounts	$43,736	$68,429	$90,892	$628,670	$695,475
Adjustments:
Deferred policy acquisition costs	(12,741)	2,348	1,310	101,256	113,997
Deferred income taxes	(994)	(760)	(3,385)	(23,961)	(43,220)
Unrealized investment gains				166,750	96,004
Pension	(1,584)	(768)	877	(70,599)	(49,302)
Non-admitted assets				3,436	4,382
Other, net	(2,100)	(793)	(1,308)	14,503	10,114
Holding company(1)	(3,705)	(1,558)	(2,090)	(66,499)	(58,817)

GAAP amounts	$22,612	$66,898	$86,296	$753,556	$768,633

(1)	Represents the GAAP loss and equity amounts for Harleysville Group Inc., excluding the earnings of and investment in subsidiaries.

Business - Relationship with the Mutual Company

Harleysville Group’s operations are interrelated with the operations of the Mutual Company due to the pooling arrangement and other factors. The Mutual Company owned approximately 53% of the issued and outstanding common stock of Harleysville Group Inc. at December 31, 2011. Harleysville Group employees provide a variety of services to the Mutual Company and its wholly owned subsidiaries. The cost of facilities and employees required to conduct the business of both companies is charged on a cost-allocated basis. Harleysville Group also manages the operations of the Mutual Company and its wholly owned subsidiaries pursuant to a management agreement which commenced January 1, 1993, and was amended and restated effective January 1, 1994, under which Harleysville Group receives a management fee. The agreement was subsequently amended effective January 1, 2010 to include voluntary assumed reinsurance business written by the Mutual Company. Harleysville Group received $8.5 million, $5.8 million, and $5.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, for all such management services.

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

The Mutual Company leases the home office from a Company subsidiary and it shares most of the facility with Harleysville Group. Rental income under the lease was $4.5 million for 2011, $4.4 million for 2010 and $4.2 million for 2009. Harleysville Group believes that the lease terms are no less favorable to it than if the property were leased to a non-affiliate.

In connection with the acquisition of HIC New York in 1991, the Company borrowed $18.5 million from the Mutual Company. See Note 8 of the Notes to Consolidated Financial Statements. For additional information with respect to transactions with the Mutual Company, see Note 3 of the Notes to Consolidated Financial Statements.

Employees

All employees are paid by Harleysville Group Inc. and, accordingly, are considered to be employees of Harleysville Group Inc. As of December 31, 2011, there were 1,717 employees. The Company considers its relationships with its employees to be good. They also provide a variety of services to the Mutual Company and its wholly owned subsidiaries. See “Business-Relationship with the Mutual Company” and Note 3 of the Notes to Consolidated Financial Statements.

Available Information

The Company maintains a website at www.harleysvillegroup.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), are available free of charge on our website as soon as practicable after electronic filing of such material with, or furnishing it to, the U.S. Securities and Exchange Commission. This information may be read and copied at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C., 20549. The SEC also maintains an internet web site that contains reports, proxy statements, and other information about issuers, like Harleysville Group Inc., who file electronically with the SEC. The address of the site is http://www.sec.gov.

Item 1A.	Risk Factors.

For the Company’s risk factors, see “Management’s Discussion and Analysis - Risk Factors.”

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

The buildings which house the headquarters of Harleysville Group and the Mutual Company in Harleysville, Pennsylvania are leased to the Mutual Company by a subsidiary of Harleysville Group. See “Business-Relationship with the Mutual Company.” The Mutual Company charges Harleysville Group for an appropriate portion of the rent under an intercompany allocation agreement. See “Certain Relationships and Related Transactions, and Director Independence,” Item 13 in Part III of this Form 10-K. The buildings containing the headquarters of Harleysville Group and the Mutual Company have approximately 220,000 square feet of office space. Harleysville Group also rents office facilities in certain of the states in which it does business.

Item 3.	Legal Proceedings.

Stockholder Lawsuits

Louisiana Municipal Police Employees Retirement System v. Harleysville Group Inc., et al.

On October 4, 2011, the Company, the Mutual Company, the Company’s directors, Nationwide and a subsidiary of Nationwide (Merger Sub) were named as defendants in a putative class action complaint in the Court of Chancery of the State of Delaware, captioned Louisiana Municipal Police Employees Retirement System v. Harleysville Group Inc., et al. That action, purportedly brought on behalf of a class of stockholders, alleges that the Company’s directors breached their fiduciary duties of care, loyalty, good faith, candor and independence. The complaint further alleges that the Company’s directors, through their acts, transactions and courses of conduct, are attempting to unfairly deprive stockholders of the true value of their investment in the Company. The complaint further alleges that there exists an imbalance and disparity of knowledge between our directors and our public stockholders which makes it inherently unfair for the Company’s directors to benefit from their own interests to the exclusion of maximizing stockholder value. The complaint further alleges that the Company’s directors failed to disclose to the plaintiffs all material information necessary to cast an informed stockholder vote on the proposed transaction. The complaint further alleges that Nationwide and Merger Sub aided and abetted the claimed breaches of fiduciary duties by our directors. The plaintiff seeks injunctive and other equitable relief, including a request that the court enjoin us from consummating the Merger, as well as damages, fees and costs. To date, by agreement of the parties, the Company has not filed an answer to this complaint.

Eric H. Berger v. Harleysville Group Inc., et al.

On October 6, 2011, the Company, the Mutual Company, the Company’s directors, Nationwide and Merger Sub were named as defendants in a putative class action complaint in the Court of Chancery of the State of Delaware, captioned Eric H. Berger v. Harleysville Group Inc., et al. That action, purportedly brought on behalf of a class of stockholders, alleges that the Company’s directors breached their fiduciary duties of care, loyalty, good faith, candor and independence. The complaint further alleges that the directors, through their acts, transactions and courses of conduct, are attempting to unfairly deprive our stockholders of the true value of their investment in the Company. The complaint further alleges that there exists an imbalance and disparity of knowledge between the Company’s directors and its public stockholders which makes it inherently unfair for the Company’s directors to benefit from their own interests to the exclusion of maximizing stockholder value. The complaint further alleges that the directors failed to disclose to the plaintiffs all material information necessary to cast an informed stockholder vote on the proposed transaction. The complaint further alleges that Nationwide and Merger Sub aided and abetted the claimed breaches of fiduciary duties by the Company’s directors. The plaintiff seeks injunctive and other equitable relief, including a request that the court enjoin the Company from consummating the Merger, as well as damages, fees and costs. To date, by agreement of the parties, the Company has not filed an answer to this complaint.

Consolidated Stockholder Lawsuits

The plaintiffs in both the Louisiana Municipal Police Employees Retirement System and the Berger cases are represented by the same law firm. On October 21, 2011, the Court of Chancery of Delaware entered an order agreed to by counsel for the plaintiffs and counsel for the Company, the Mutual Company, the Company’s directors, Nationwide and Merger Sub consolidating both cases. On January 3, 2012, the plaintiffs filed their Consolidated Amended Class Action Complaint, which adds allegations about the sale process, asserting that there was not a vigorous enough effort to find other buyers at a higher price together with alleged disclosure shortfalls, all by reference to the preliminary proxy statement filed by the Company with the SEC on December 23, 2011. To date, by agreement of the parties, the Company has not filed an answer to the Consolidated Amended Class Action Complaint.

Policyholder Lawsuits

After the announcement of the Merger Agreement, the Mutual Company received five letters on behalf of purported policyholders objecting to the merger of the Mutual Company into Nationwide (the Parent Merger). Six lawsuits were filed against the Mutual Company brought by purported policyholders challenging the proposed transaction. Initially, Nationwide was named as a defendant in three of these suits. Since their initial filing, three of the lawsuits against the Mutual Company have been dismissed and the remaining three consolidated into one action. For additional procedural history regarding the original policyholder actions, please see the Harleysville Group Definitive Proxy Statement, to be filed in March 2012.

On January 20, 2012, pursuant to a Court Order, plaintiffs filed a Consolidated Class Action and Derivative Complaint (the CCADC) on behalf of the three plaintiffs with continuing lawsuits against the Mutual Company. The CCADC contains nine claims variously stated as being derivative and/or class in nature: (1) declaratory and injunctive relief contending that the Merger and the Parent Merger (the Mergers) are fundamentally unfair; (2) declaratory and injunctive relief contending that the draft proxy statement for the policyholders-members of the Mutual Company, which was filed by the Mutual Company with the Pennsylvania Insurance Department on December 23, 2011, is materially misleading; (3) declaratory relief contending that the Merger Agreement prevents the Special Litigation Committee formed by the Mutual Company’s board of directors from performing its authorized function; (4) equitable relief contending that the Mutual Company has been effectively demutualized; (5) breach of duty by the Mutual Company’s directors; (6) aiding and abetting a breach of duty by the Mutual Company’s directors, Nationwide and Merger Sub; (7) unjust enrichment against the Mutual Company’s directors, the two directors of the Company who are only directors of the Company, the Mutual Company, Nationwide and Merger Sub; (8) constructive trust against the Mutual Company, Nationwide and Merger Sub; and (9) declaratory and injunctive relief to enjoin enforcement of allegedly unlawful provisions of the Merger Agreement against Nationwide and the Company. On January 31, 2012, all defendants filed preliminary objections to the CCADC. The preliminary objections are pending.

The Harleysville Mutual Special Litigation Committee

In response to the demands and complaints, the Mutual Company’s Board of Directors established a Special Litigation Committee to investigate the claims set forth in the demands and complaints and to determine the most appropriate actions for the Mutual Company to take in response to them. The Special Litigation Committee consists of three newly appointed independent directors of the Mutual Company. None of the members of the Special Litigation Committee own any stock of the Company. On February 8, 2012, the Court issued an Order which granted the Special Litigation Committee’s motion to have until March 1, 2012 to issue its report on its investigation.

On March 1, 2012, the Special Litigation Committee issued a report of its investigation, which concluded that: (1) the Mutual Company directors had fulfilled their fiduciary obligations and had not breached their duties of care and loyalty in negotiating and entering into the Merger Agreement with Nationwide; (2) the Merger Agreement transaction is intrinsically fair and satisfies the standards of both fair process and fair result; (3) the derivative claims filed by the plaintiffs lack merit; (4) it is in the best interests of the Mutual Company that the plaintiffs’ derivative claims be dismissed; (5) the Parent Merger is in the best interests of the Mutual Company, including its policyholders; and (6) substantial delay in the consummation of the Parent Merger would be damaging to the Mutual Company and, therefore, the Parent Merger should proceed without further disruption. On the same day, the Special Litigation Committee filed a motion to dismiss the derivative claims contained in the CCADC.

Other

On January 7, 2011, the South Carolina Supreme Court held in Crossmann v Harleysville Mutual Insurance Company (Opinion No. 26909, January 7, 2011) that a contractor’s or subcontractor’s negligent/faulty work does not constitute an “occurrence” under the applicable Commercial general liability policy. In May 2011, the South Carolina legislature passed legislation to overturn the Crossmann decision. The law purported to impact all pending and future claims. The constitutionality of the retroactive application of the legislation is now being challenged.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The stock of Harleysville Group Inc. is quoted on the NASDAQ National Market System, and assigned the symbol HGIC. At the close of business on March 8, 2012, the approximate number of holders of record of Harleysville Group Inc.’s common stock was 2,378 (counting all shares held in single nominee registration as one stockholder).

The payment of dividends is subject to the discretion of Harleysville Group Inc.’s Board of Directors which considers, among other factors, Harleysville Group’s operating results, overall financial condition, capital requirements and general business conditions each quarter. As a holding company, one of Harleysville Group Inc.’s sources of cash with which to pay dividends is dividends from its subsidiaries. Harleysville Group Inc.’s insurance company subsidiaries are subject to state laws that restrict their ability to pay dividends. See Note 9 of the Notes to Consolidated Financial Statements and “Business - Regulation.”

The following table sets forth the amount of cash dividends declared per share, and the high and low trading price as reported by NASDAQ for Harleysville Group Inc.’s common stock for each quarter during the past two years.

	High	Low	Cash Dividends Declared
2011
First Quarter	$37.66	$30.55	$.360
Second Quarter	33.91	29.50	.360
Third Quarter	59.00	24.75	.380
Fourth Quarter	59.76	53.51	.000

	High	Low	Cash Dividends Declared
2010
First Quarter	$35.33	$30.98	$.325
Second Quarter	34.21	30.55	.325
Third Quarter	33.41	30.31	.360
Fourth Quarter	37.81	32.22	1.800	(1)

(1)	Includes a special dividend of $1.44 per share.

Securities Authorized for Issuance Under Equity Compensation Plans. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 12 in Part III of this Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - October 31, 2011	1,492	$59.00	-0-	554,916
November 1 - November 30, 2011	5,714	$59.06	-0-	554,916
December 1 - December 31, 2011	144,421	$58.50	-0-	554,916

Total	151,627

(1)	On July 30, 2009, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases, or because its officers are in possession of material, non-public information. The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company. This program was completed on August 3, 2010. On August 6, 2010, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its outstanding common stock over a two year period under terms similar to the repurchase authorization of July 30, 2009. As of December 31, 2011, the Company had repurchased 245,084 shares under this authorization, leaving 554,916 shares authorized to be repurchased. Provisions in the Merger Agreement with Nationwide restrict the Company from repurchasing further shares.

(2)	In accordance with the terms of its Equity Incentive Plan, the Company acquired all of the above shares from employees in connection with stock option exercises and the vesting of restricted stock and restricted stock unit awards. The stock was received in payment of the exercise price of the stock options and in satisfaction of withholding taxes due upon exercise or vesting of stock awards.

Stock Performance Chart.

The following graph shows changes over the past five-year period (all full calendar-year periods) in the value of $100 invested in: 1) Harleysville Group common stock; 2) the NASDAQ National Market System index; and 3) the Peer Group index. All values are as of the last trading day of each year.

Comparison of 5-Year Cumulative Total Stockholder Return

	2006	2007	2008	2009	2010	2011
Harleysville Group Inc.	100.00	104.31	105.61	100.66	126.05	199.73
NASDAQ National Market System Index	100.00	108.47	66.35	95.38	113.19	113.81
Peer Group Index	100.00	95.57	81.69	80.22	96.46	104.98

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

The graph was prepared by Zacks Investment Research, Inc. (Zacks). The NASDAQ National Market System index includes all U.S. Companies in the NASDAQ National Market System and the Peer Group index includes 28 NASDAQ Company stocks in SIC Major Group 633 (SIC 6330-6339: U.S. and foreign, fire, marine and casualty insurance). A complete list of these companies may be obtained from Zacks, 111 North Canal Street, Suite 1101, Chicago, Illinois 60606; (800)767-3771. Zacks reweights the indices daily, using the market capitalization on the previous trading day.

Item 6.	Selected Financial Data.

At December 31, 2011, the Mutual Company owned approximately 53% of the Common Stock of the Company. Harleysville Group Inc. and its wholly owned subsidiaries are engaged in property and casualty insurance. These subsidiaries are: Harleysville-Atlantic Insurance Company, Harleysville Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Lake States Insurance Company, Harleysville Preferred Insurance Company, Harleysville Worcester Insurance Company, and Harleysville Ltd., a real estate partnership that owns the home office. Harleysville-Atlantic Insurance Company and Harleysville Insurance Company of Ohio were merged into Harleysville Worcester Insurance Company in December 2011.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Income Statement Data(1):
Premiums earned	$804,508	$866,350	$858,500	$918,515	$833,024
Investment income, net	95,401	103,313	106,649	113,555	110,827
Realized investment gains (losses)	75,478	597	2,293	(59,841)	875
Total revenues	995,159	986,272	980,620	985,316	962,012
Income before income taxes	16,261	82,712	115,998	50,962	142,995
Income tax expense (benefit)	(6,351)	15,814	29,702	8,643	42,941
Net income	22,612	66,898	86,296	42,319	100,054
Basic earnings per share	$0.82	$2.43	$3.09	$1.45	$3.21
Diluted earnings per share	$0.81	$2.42	$3.07	$1.43	$3.17
Cash dividends per share	$1.10	$2.81	$1.25	$1.10	$0.88

Balance Sheet Data at Year End:
Total investments	$2,616,301	$2,661,476	$2,639,814	$2,473,592	$2,358,473
Total assets	3,267,069	3,278,232	3,301,986	3,155,318	3,072,445
Debt	118,500	118,500	118,500	118,500	118,500
Shareholders’ equity	753,556	768,633	772,628	652,634	758,841
Shareholders’ equity per share	$27.66	$28.42	$27.98	$23.18	$25.03

(1)	The Company’s insurance subsidiaries participate in an underwriting pooling arrangement with the Mutual Company and Pennland. Harleysville Group’s participation was 80% for 2008 through 2011 and 72% for 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3(a) of the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Policy Acquisition Costs. Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and agency expenses that vary with and are primarily related to the production of business, are deferred and amortized over the effective period of the related insurance policies and in proportion to the premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. The estimation of net realizable value takes into account the premium to be earned, related investment income over the claim paying period, expected losses and loss settlement expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss settlement expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the deferred acquisition costs are not recoverable, they are written off and further analyses are performed to determine if an additional liability would need to be accrued.

Contingencies. Besides claims related to its insurance products, Harleysville Group is subject to proceedings, lawsuits and claims in the normal course of business. Harleysville Group assesses the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. There can be no assurance that actual outcomes will be consistent with those assessments.

The application of certain of these critical accounting policies to the years ended December 31, 2011 and 2010 is discussed in greater detail below.

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

Transactions with Affiliates

On September 28, 2011, the Company and Harleysville Mutual Insurance Company (the Mutual Company) entered into an agreement and plan of merger (the Merger Agreement) with Nationwide Mutual Insurance Company (Nationwide) under which a subsidiary of Nationwide would merge into the Company. Nationwide would acquire all of the publicly held shares of common stock of the Company for $60.00 per share in cash, and the Mutual Company would merge into Nationwide and the policyholders and members of the Mutual Company would become policyholders and members of Nationwide. The Mutual Company has also entered into a voting agreement with Nationwide (the Voting Agreement) under which the Mutual Company agreed to vote its 53% voting interest in the Company in favor of the Merger. The Merger Agreement restricts the Company from engaging in certain activities and taking certain actions without Nationwide’s prior approval, including among others, the payment of stockholder dividends.

The transactions are subject to customary closing conditions, including, among others, approvals from stockholders of the Company, policyholders of the Mutual Company and Nationwide, the Pennsylvania Insurance Department, the Ohio Insurance Department and various other regulatory bodies. The transactions are expected to close in the first half of 2012. The Merger Agreement provides certain termination rights. In the event that the agreement is terminated under certain conditions by the Company’s Board of Directors, the Company will be required to pay Nationwide a termination fee of $29.6 million and reimburse Nationwide for its transaction expenses.

The Company’s property and casualty subsidiaries participate in a pooling agreement with the Mutual Company and its property and casualty insurance subsidiary, Harleysville Pennland Insurance Company (Pennland). The pooling agreement provides for the allocation of premiums, losses, loss settlement expenses and underwriting expenses between Harleysville Group and the Mutual Company. Harleysville Group is not liable for any losses incurred by the Mutual Company or Company subsidiaries Harleysville Preferred Insurance Company (Preferred) and Harleysville Insurance Company of New Jersey (HNJ) prior to January 1, 1986, the date the pooling agreement became effective, or for certain business assumed by the Mutual Company effective January 1, 2010. Harleysville Group’s participation in the pool has been 80% since January 1, 2008.

Effective January 1, 2011, the Company’s property and casualty subsidiaries and the Mutual Company and Pennland amended their intercompany pooling agreement as it relates to their workers compensation business. The amendment established that the financial results associated with the workers compensation business for accident years

2011 and following will be retained 100 percent by the Mutual Company. The financial results of this business for prior accident years will continue to be shared between the Company’s property and casualty subsidiaries, the Mutual Company and Pennland under the existing pool participations. Harleysville Group paid cash of $33 million on January 3, 2011 associated with the transfer of the unearned premium liability on the workers compensation business as of January 1, 2011. Harleysville Group’s unearned premium liability decreased by $40 million and Harleysville Group received a ceding commission of $7 million for expenses that were incurred to generate the business transferred to the Mutual Company, which ceding commission reduced deferred policy acquisition costs.

Because the pooling agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to the Mutual Company. However, the pooling agreement provides for the right of offset and the amount of credit risk with the Mutual Company was not material at December 31, 2011 and 2010. The Mutual Company has an A. M. Best rating of “A” (Excellent).

On December 30, 2010, Harleysville Group Inc. acquired Mainland Insurance Company (Mainland) from the Mutual Company for $4,825,000 in cash. On December 31, 2010, HIC New York was merged into Mainland and Mainland’s name was changed to Harleysville Insurance Company of New York (HIC New York). As a result of this transaction, HIC New York was redomesticated from New York to Pennsylvania.

Harleysville Ltd. is a subsidiary of the Company and leases the home office to the Mutual Company, which shares the facility with Harleysville Group. Rental income under the lease was $4.5 million, $4.4 million and $4.2 million for 2011, 2010 and 2009, respectively, and is included in other income after elimination of intercompany amounts of $3.2 million, $3.0 million and $2.9 million in 2011, 2010 and 2009, respectively. The lease had a five-year term expiring December 31, 2009 and included a formula for additional rent for any additions, improvements or renovations. The lease was renewed for one-year periods expiring December 31, 2012, December 31, 2011 and December 31, 2010 under its prior terms. The Mutual Company is responsible for the building operating expenses including maintenance and repairs. The pricing of the lease was based upon an appraisal obtained from an independent real estate appraiser.

Harleysville Group provides certain management services to the Mutual Company and other affiliates. Harleysville Group received a fee of $8.5 million, $5.8 million and $5.1 million in 2011, 2010 and 2009, respectively, for its services under these management agreements. Effective January 1, 2010, the management agreement was amended to include voluntary assumed reinsurance business written by the Mutual Company. The level of fees has been approved by each state insurance department having jurisdiction. Under related agreements, Harleysville Group serves as the paymaster for the Harleysville companies, with each company being charged for its proportionate share of salary and employee benefits expense.

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

Harleysville Group borrowed $18.5 million from the Mutual Company in connection with the acquisition of Harleysville Insurance Company of New York (HIC New York) in 1991. It was a demand loan with a stated maturity in March 1998 which had been extended to March 2005. In February 2005, the maturity was extended again to March 2012 and the interest rate became LIBOR plus 0.45%, which was a commercially reasonable market rate in 2005. Interest expense on this loan was $0.1 million, $0.1 million, and $0.3 million in 2011, 2010 and 2009, respectively.

Harleysville Group has no material relationships with current or former members of management other than compensatory plans and arrangements disclosed or described in the Company’s public filings.

Off Balance Sheet Arrangements

Harleysville Group has off-balance-sheet credit risk related to approximately $97.3 million and $99.6 million of premium balances due to the Mutual Company from agents and insureds at December 31, 2011 and 2010, respectively. The Mutual Company bills and collects such receivables on behalf of Harleysville Group for efficiency reasons. Harleysville Group recognizes any associated bad debts, which have not been material.

2011 Compared to 2010

Premiums earned decreased $61.8 million, or 7.1%, for the year ended December 31, 2011 compared to the prior year primarily due to the change to the pooling agreement effective January 1, 2011, whereby premiums earned on workers compensation business is retained 100% by the Mutual Company. Excluding 2010 premiums earned on workers compensation business, premiums earned increased 2.1% for the year ended December 31, 2011 compared to the prior year.

Premiums earned for commercial lines decreased $83.8 million, or 12.4%, compared to the prior year primarily due to the change to the pooling agreement described in the preceding paragraph. Excluding 2010 premiums earned on workers compensation business, premiums earned decreased 0.9% for the year ended December 31, 2011 compared to the prior year. Premiums earned for personal lines increased $22.0 million, or 11.6%, compared to the prior year primarily due to higher average premiums and greater policy counts.

Investment income decreased $7.9 million for the year ended December 31, 2011, primarily due to a lower investment yield on fixed income securities and lower average invested assets, partially offset by greater dividends on equity securities. Average invested assets were lower due to negative operating cash flow in 2011 and use of the proceeds from the sale of these investments to pay dividends in 2011 and 2010, and repurchase shares in 2010.

Net realized investment gains increased $74.9 million for the year ended December 31, 2011, compared to the prior year primarily due to gains on the sale of equity securities in 2011. In October 2011, the Company sold virtually all of its equity securities, at a gain of $62 million, in order to reduce potential volatility in statutory surplus. Prior to this sale, the Company recognized impairment charges of $3.6 million on equity securities. Impairment charges of $0.4 million were also recognized on fixed maturity securities the Company sold in 2011. There were no credit-related impairment charges in 2010.

Harleysville Group holds securities with unrealized losses at December 31, 2011 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Loss	Less Than 12 Months
	(in thousands)

Fixed maturities:
Obligations of states and political subdivisions	$8,976	$19	$19
Corporate securities	7,956	29	29

Total temporarily impaired securities	$16,932	$48	$48

Of total fixed maturity securities with an unrealized loss at December 31, 2011, securities with a fair value of $11.0 million and an unrealized loss of $22,000 are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $6.0 million and an unrealized loss of $26,000 are classified as held to maturity on the balance sheet and are carried at amortized cost.

The unrealized losses on fixed maturity investments were primarily due to the expected call of a municipal bond and the widening of credit spreads on securities in the financial sector. Per the Company’s policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and the Company intends to sell or more likely than not will be required to sell the security before recovery of its value. The Company believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and worsening economic conditions, these investments may be written down in the income statement in the future.

The fair value and amortized cost of general obligation and special revenue bonds held by the Company as of December 31, 2011 is as follows:

	Fair Value	Amortized Cost
	(in thousands)

General obligation bonds	$864,584	$789,370
Special revenue bonds	363,576	336,982

Total	$1,228,160	$1,126,352

For each category above, no state, municipality or political subdivision comprised more than 10% of the total.

The break-down of the special revenue bonds category, by nature of activity for activities comprising more than 10% of the category, is as follows:

	Fair Value	Amortized Cost	Moody’s Average Credit Rating
	(dollars in thousands)

Education	$116,167	$106,130	Aa
Water & sewer	97,839	91,071	Aaa
Transportation	48,759	45,294	Aa
Escrowed To Maturity/Pre-refunded	41,252	39,640	Aa

Total	$304,017	$282,135

Income before income taxes decreased $66.5 million for the year ended December 31, 2011 compared to the prior year. The decrease was primarily due to a greater underwriting loss in 2011 compared to 2010 and a decrease in investment income, partially off set by greater realized gains in 2011.

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium, (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium, and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group’s statutory combined ratio increased to 119.9% for the year ended December 31, 2011 from 102.5% for the year ended December 31, 2010. The combined ratio for 2011 includes 0.9% due to the impact of the statutory treatment of the ceding commission received on the unearned premiums transferred to the Mutual Company on January 1, 2011. Excluding the impact of the pool transfer, the statutory combined ratio was 119.0% for 2011. The increase in the combined ratio was primarily due to greater catastrophe losses, greater non-catastrophe weather losses and less favorable development in 2011. Net catastrophe losses increased to $93.2 million (11.6 points) for 2011 from $35.7 million (4.1 points) for 2010.

The statutory combined ratios by line of business for the year ended December 31, 2011 as compared to the year ended December 31, 2010 are shown below.

	For the Year Ended December 31,
	2011	2010
Commercial:
Automobile	105.4%	100.0%
Workers compensation		106.1%
Commercial multi-peril	127.6%	106.1%
Other commercial	98.7%	88.8%
Total commercial	116.7%	102.3%
Total commercial without intercompany pooling transfer	115.4%

Personal:
Automobile	119.4%	104.9%
Homeowners	148.9%	108.2%
Other personal	75.9%	62.6%
Total personal	129.3%	103.5%
Total personal and commercial	119.9%	102.5%
Total personal and commercial without intercompany pooling transfer	119.0%

The commercial lines statutory combined ratio increased to 115.4% (excluding the impact of the pooling transfer) for the year ended December 31, 2011 from 102.3% for the year ended December 31, 2010. This increase was primarily due to unusually high catastrophe and non-catastrophe weather losses experienced in all four quarters of 2011. In the first quarter of 2011, unusually severe winter weather resulted in catastrophe and non-catastrophe losses that contributed to elevated loss activity, particularly in the Northeast and Mid-Atlantic regions. In the second quarter of 2011, all regions were significantly impacted by catastrophes, with the Southeast and Midwest regions being most adversely affected due to tornado and hail losses. In the third quarter of 2011, Hurricane Irene, Tropical Storm Lee, and other hail and windstorm events contributed to significant losses, particularly in the Northeast and Mid-Atlantic regions. In the fourth quarter of 2011, an unusual October snow event contributed to losses in the Mid-Atlantic and the Northeast regions. Catastrophe losses in the commercial lines represented 9.2 points of the combined ratio in calendar year 2011 compared to 2.6 points in calendar year 2010. The commercial automobile line of business also contributed to the overall increase in the commercial lines combined ratio in 2011. The increase in the commercial automobile combined ratio from 100.0% for the year ended December 31, 2010 to 105.4% for the year ended December 31, 2011 is primarily due to higher than expected frequency and severity in accident year 2011.

The personal lines statutory combined ratio increased to 129.3% for the year ended December 31, 2011 from 103.5% for the year ended December 31, 2010. The increase in the personal lines combined ratio for the year ended December 31, 2011 is primarily due to higher catastrophe and non-catastrophe weather losses affecting property coverages during 2011. The unusually severe weather described for commercial lines also impacted personal lines during 2011. Catastrophe losses in the personal lines represented 18.3 points of the combined ratio in calendar year 2011 compared to 9.7 points in calendar year 2010. The personal automobile line of business also contributed to the overall increase in the personal lines combined ratio in 2011. The increase in the personal automobile combined ratio from 104.9% for the year ended December 31, 2010 to 119.4% for the year ended December 31, 2011 is primarily due to higher than expected frequency and severity in accident years 2010 and 2011.

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

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	December 31,
	2011	2010
	(in thousands)

Commercial:
Automobile	$272,590	$288,289
Workers compensation	307,453	370,838
Commercial multi-peril	679,849	634,145
Other commercial	144,983	143,070

Total commercial	1,404,875	1,436,342

Personal:
Automobile	87,714	78,505
Homeowners	49,955	36,427
Other personal	2,860	2,791

Total personal	140,529	117,723

Total personal and commercial	1,545,404	1,554,065

Plus reinsurance recoverables	244,187	217,596

Total liability	$1,789,591	$1,771,661

The following table presents the increase (decrease) in the estimated ultimate loss and loss settlement expenses attributable to insured events of prior years for the year ended December 31, 2011 by line of business:

Increase (Decrease) in the Estimated Ultimate Loss and Loss Settlement Expenses

Attributable to Insured Events of Prior Years

For the Year Ended December 31, 2011

		Accident Years
	Total	2010	2009	2008 and Prior Years
	(in thousands)

Line of Business
Commercial:
Automobile	$(5,646)	$1,145	$(544)	$(6,247)
Workers compensation	(11,787)	3,149	1,656	(16,592)
Commercial multi-peril	(10,596)	3,089	1,148	(14,833)
Other commercial	(2,809)	1,573	(1,950)	(2,432)

Total commercial	(30,838)	8,956	310	(40,104)

Personal:
Automobile	(70)	6,283	670	(7,023)
Homeowners	(867)	1,026	828	(2,721)
Other personal	(286)	(72)	(326)	112

Total personal	(1,223)	7,237	1,172	(9,632)

Total net development	$(32,061)	$16,193	$1,482	$(49,736)

In 2011, Harleysville Group recognized net favorable development of $32.1 million in the provision for insured events of prior years, primarily due to lower-than-expected claims severity broadly experienced across casualty lines in accident years 2003 through 2008, partially offset by adverse development in accident years 2009 and 2010.

A decrease in commercial automobile severity, primarily in accident years 2005 through 2009, was observed during 2011, which led to the recognition of favorable development in these accident years. Slightly higher than expected severity was observed in accident year 2010, which led to the recognition of adverse development in this accident year. In aggregate, $5.6 million of favorable prior year development was recognized in this line during 2011.

A decrease in workers compensation severity, primarily in accident years 2003 through 2008, was observed during 2011, which led to the recognition of favorable development in these accident years. An increase in severity was observed in accident years 2009 and 2010, which led to the recognition of adverse development in these accident years. In aggregate, $11.8 million of favorable prior year development was recognized in this line during 2011.

A decrease in commercial multi-peril severity was widely observed during 2011, which led to the recognition of favorable development in most accident years prior to 2009. An increase in severity was observed in accident years 2009 and 2010, which led to the recognition of adverse development in these years. In aggregate, $10.6 million of favorable prior year development was recognized in this line during 2011.

A decrease in other commercial lines severity, primarily in accident years 2007 through 2009, was observed during 2011, which led to the recognition of favorable development in these accident years. An increase in severity was observed in accident year 2010, which led to the recognition of adverse development in this accident year. In aggregate, $2.8 million of favorable prior year development was recognized in this line during 2011.

A decrease in personal automobile severity in accident years 2008 and prior was widely observed during 2011, which led to the recognition of favorable development in these accident years. An increase in severity was observed in accident years 2009 and 2010, which led to the recognition of adverse development in these accident years. In aggregate, $0.1 million of favorable prior year development was recognized in this line during 2011.

A decrease in homeowners severity in accident years 2008 and prior was widely observed during 2011, which led to the recognition of favorable development in these accident years. An increase in severity was observed in accident years 2009 and 2010, which led to the recognition of adverse development in these accident years. In aggregate, $0.9 million of favorable prior year development was recognized in this line during 2011.

A slight decrease in other personal lines severity was observed during 2011, primarily in accident year 2009. In aggregate, $0.3 of favorable prior year development was recognized in other personal lines during 2011.

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

The tables below break out the change in the estimate of ultimate losses between December 31, 2010 and December 31, 2011 for the 2010, 2009, 2008 and 2007 accident years into severity and frequency components for the major commercial and personal lines of business. Table 1 summarizes the Company’s percentage change in the estimate of ultimate loss and loss settlement expense by line of business between December 31, 2010 and December 31, 2011. Tables 2 and 3 summarize the Company’s percentage change in the estimate of ultimate severity and ultimate claim counts, respectively. The relationship between the three tables is as follows: (1+ the % change in estimated ultimate loss) = (1+ the % change in estimated ultimate severity) x (1+ the % change in estimated ultimate claim counts). The estimated ultimate severity is calculated as the ratio of estimated ultimate loss to estimated ultimate claim counts. The amounts underlying these tables are based on direct loss and claim experience minus ceded loss experience and exclude a small portion of losses associated with business assumed from involuntary pools.

Table 1

Percentage Increase (Decrease) in Ultimate Loss and Loss Settlement Expense

Between the Years Ended December 31, 2010 and December 31, 2011

	Accident Years
	2010	2009	2008	2007

Line of Business
Commercial:
Automobile	0.9%	-0.4%	-1.4%	-1.0%
Workers compensation	4.5%	2.2%	-2.8%	-3.2%
Commercial multi-peril	1.2%	0.5%	-0.9%	-1.3%
Other commercial	3.2%	-4.1%	-2.7%	-4.8%
Total commercial	1.8%	0.1%	-1.5%	-1.8%
Personal:
Automobile	8.4%	1.1%	-1.0%	-0.9%
Homeowners	1.6%	1.7%	-1.2%	-2.6%
Other personal	-1.4%	-6.2%	2.9%	-1.0%
Total personal	5.0%	1.0%	-0.9%	-1.6%

Total All Lines	2.5%	0.3%	-1.4%	-1.8%

Table 2

Percentage Increase (Decrease) in Ultimate Severity

Between the Years Ended December 31, 2010 and December 31, 2011

	Accident Years
	2010	2009	2008	2007

Line of Business
Commercial:
Automobile	1.1%	-0.6%	-1.3%	-1.0%
Workers compensation	4.0%	1.6%	-3.1%	-3.3%
Commercial multi-peril	4.4%	1.2%	-0.4%	-1.0%
Other commercial	8.9%	-4.1%	-3.0%	-3.6%
Total commercial	3.2%	0.1%	-1.4%	-1.7%
Personal:
Automobile	7.1%	1.0%	-1.0%	-0.9%
Homeowners	0.5%	1.5%	-1.2%	-2.6%
Other personal	-1.3%	-6.0%	2.7%	-1.0%
Total personal	3.9%	0.9%	-0.9%	-1.6%

Total All Lines	2.6%	0.2%	-1.4%	-1.7%

Table 3

Percentage Increase (Decrease) in Ultimate Claim Counts

Between the Years Ended December 31, 2010 and December 31, 2011

	Accident Years
	2010	2009	2008	2007

Line of Business
Commercial:
Automobile	-0.2%	0.2%	-0.1%	0.0%
Workers compensation	0.5%	0.6%	0.4%	0.2%
Commercial multi-peril	-3.0%	-0.7%	-0.5%	-0.3%
Other commercial	-5.2%	0.0%	0.2%	-1.2%
Total commercial	-1.3%	0.0%	-0.1%	-0.1%
Personal:
Automobile	1.2%	0.1%	0.1%	0.0%
Homeowners	1.1%	0.2%	0.0%	-0.1%
Other personal	-0.1%	-0.2%	0.2%	0.0%
Total personal	1.1%	0.1%	0.0%	0.0%

Total All Lines	-0.1%	0.0%	0.0%	-0.1%

These tables illustrate that the changes to the Company’s estimates of ultimate loss for prior accident years between December 31, 2010 and December 31, 2011 are primarily driven by the severity component of loss. In this context, the term “severity” does not refer to an actuarial assumption, rather, it refers to “severity” as a descriptive statistic derived from the ratio of estimated ultimate loss to estimated ultimate claim counts. In general, as estimates of the ultimate number of claims were relatively stable for the prior accident periods, the changes in estimates of ultimate loss are characterized as resulting from a reduction in severity.

In general, those lines of business with a relatively low underlying volume of data, such as other commercial lines and other personal lines, are subject to greater variability in both claim severity and claim count development.

Harleysville Group records the actuarial central estimate, which is management’s best estimate, of the ultimate unpaid losses and loss settlement expenses incurred. The estimate represents the actuarially determined expected amount of future payments on all loss and loss settlement expenses incurred on or before December 31, 2011. Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends.

The following table presents the liability for unpaid losses and loss settlement expenses by case and incurred but not reported (IBNR) reserves by line of business and a statistically determined range of estimates of the ultimate unpaid losses and loss settlement expenses incurred for each line of business as of December 31, 2011. The range of estimates around the actuarial central estimates is statistically determined in order to provide information regarding the variability of the actuarial central estimates. The statistical analysis is completed only on a basis that is net of reinsurance recoverables, as this appropriately reflects Harleysville Group’s risk profile based on the type and quality of its reinsurance. The range is determined using the Monte Carlo Simulation method. This method uses the Company’s actual historical loss data to estimate the mean and standard deviation of a statistical distribution for future loss development. There have been no adjustments made to the historical data. The Company’s application of the Monte Carlo Simulation assumes that loss development factors are normally distributed with a mean and standard deviation derived from the historical data.

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

Liability for Unpaid Losses and Loss Settlement Expenses (LAE)

at December 31, 2011

	Case	IBNR	LAE Liability	IBNR (Inc. LAE)	Total Liability	Statistically Determined Range of Estimates
						High	Low
	(in thousands)

Line of Business
Commercial:
Automobile	$95,774	$127,245	$49,571	$176,816	$272,590	$327,518	$207,987
Workers compensation	131,269	130,920	45,264	176,184	307,453	334,938	238,766
Commercial multi-peril	185,179	311,776	182,894	494,670	679,849	791,081	557,586
Other commercial	28,828	80,866	35,289	116,155	144,983	186,249	82,846

Total commercial	441,050	650,807	313,018	963,825	1,404,875	1,568,315	1,112,365

Personal:
Automobile	42,010	29,944	15,760	45,704	87,714	100,360	66,875
Homeowners	17,199	24,086	8,670	32,756	49,955	66,068	35,558
Other personal	975	1,489	396	1,885	2,860	2,891	1,686

Total personal	60,184	55,519	24,826	80,345	140,529	163,431	108,590

Total net liability	501,234	706,326	337,844	1,044,170	1,545,404

Reinsurance recoverables	166,033	76,239	1,915	78,154	244,187

Gross liability	$667,267	$782,565	$339,759	$1,122,324	$1,789,591

Reinsurance recoverables were $245.9 million and $219.1 million at December 31, 2011 and 2010, respectively. Of these amounts, $137.7 million and $102.3 million, respectively, or 56% and 47%, respectively, of the recoverables were due from governmental bodies, regulatory agencies or quasi governmental pools and reinsurance facilities where, Harleysville Group believes, there is limited credit risk. The remainder of the reinsurance recoverables are principally due from reinsurers rated A- or higher by the A.M. Best Company. Ceded reinsurance contracts do not relieve Harleysville Group’s primary obligation to its policyholders. Consequently, an exposure exists with respect to reinsurance recoverables to the extent that any reinsurer is unable to meet its obligation or disputes the liabilities assumed under the reinsurance contract. From time to time, Harleysville Group may encounter such disputes with its reinsurers. In addition, the creditworthiness of our reinsurers could deteriorate in the future due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes.

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. Harleysville Group’s reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at December 31, 2011.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

The income tax expense for the year ended December 31, 2011 includes the tax benefit of $13.3 million associated with tax-exempt income compared to $13.2 million in the prior year.

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

The statutory combined ratios by line of business for the year ended December 31, 2010 as compared to the year ended December 31, 2009 are shown below:

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

The income tax expense for the year ended December 31, 2010 included the tax benefit of $13.2 million associated with tax-exempt income compared to $11.1 million in the prior year.

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

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force).” This ASU amends FASB Accounting Standards Codification (ASC) Topic 944, Financial Services-Insurance, to address which costs related to the acquisition of new or renewal insurance contracts qualify for deferral. The ASU allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are (1) incremental direct costs of the contract transaction (i.e., would not have occurred without the contract transaction), (2) a portion of the employee’s compensation and fringe benefits related to certain activities for successful contract acquisitions, or (3) direct-response advertising costs as defined in ASC Subtopic 340-20, Other Assets and Deferred Costs - Capitalized Advertising Costs. An insurance entity would expense as incurred all other costs related to the acquisition of new or renewal insurance contracts. The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, and can be applied either prospectively or retrospectively. Early application is permitted at the beginning of an entity’s annual reporting period. The Company will adopt this guidance prospectively. During 2012, the Company estimates that pre-tax expenses will increase by approximately $20 million, as a lower amount of acquisition costs will be capitalized and amortization of the greater December 31, 2011 balance will continue.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU result in common fair value measurement and disclosure in U.S. GAAP and IFRSs. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include: (1) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements; and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurement. For public entities, the amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. Early application by public entities is not permitted. The adoption of this ASU will not have a material impact on the Company’s results of operations or financial position.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB amended this guidance to postpone the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income where the components of net income and the components of other comprehensive income are presented and reinstate previous guidance related to such reclassifications. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, Intangibles-Goodwill and Other. Previous guidance under this topic required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU will not have a material impact on the Company’s results of operations or financial position.

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

Operating activities used net cash of $77.4 million and provided net cash of $98.2 million for 2011 and 2010, respectively. The 2011 amount includes $33.0 million paid in connection with the change to the intercompany pooling agreement effective January 1, 2011. The remaining decrease of $142.6 million is due to a decrease in underwriting cash flow, primarily from an increase in paid losses from greater catastrophe losses and a decrease in premiums due to the change in the pooling agreement.

Investing activities provided net cash of $104.5 million and used net cash of $2.8 million for 2011 and 2010, respectively. The change is primarily due to net sales of investments in 2011 due to the use of cash by operating activities and financing activities.

Following the execution of the Merger Agreement, the Company determined that it was prudent to sell its equity securities portfolio holdings to reduce risks that could negatively impact the Company’s ability to meet various financial covenant closing conditions set forth in the Merger Agreement. Such sales occurred in the fourth quarter of 2011.

Financing activities used net cash of $27.1 million and $95.6 million for 2011 and 2010, respectively. The decrease is primarily due to a decrease in dividends paid and a decrease in the purchase of treasury stock in 2011.

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

The Company had $43.4 million of cash and marketable securities at December 31, 2011, which are available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. On July 30, 2009, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases or because its officers are in possession of material, non-public information. The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company. This program was completed on August 3, 2010. On August 6, 2010, the Board of Directors authorized the Company to repurchase up to an additional 800,000 shares of its common stock over a two year period under terms similar to the repurchase authorization of July 30, 2009. As of December 31, 2011, the Company had repurchased 245,084 shares under this authorization, leaving 554,916 shares authorized to be repurchased. Provisions in the Merger Agreement with Nationwide restrict the Company from repurchasing further shares. Harleysville Group has no other material commitments for capital expenditures as of December 31, 2011.

As a holding company, the Company’s principal source of cash for the payment of stockholder dividends is dividends from its insurance subsidiaries. The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends. The Company’s insurance subsidiaries declared dividends of $19.3 million and paid dividends of $43.4 million in 2011 ($24.1 million of which had been declared in 2010). The Company’s insurance subsidiaries declared dividends of $89.0 million and paid dividends of $94.3 million in 2010 ($29.5 million of which had been declared in 2009).

Applying the current regulatory restrictions as of December 31, 2011, $65.1 million would be available for distribution to the Company by its subsidiaries in 2012 without prior regulatory approval. See the Business-Regulation section of this Annual Report on Form 10-K, which includes a reconciliation of net income and shareholders’ equity as determined under statutory accounting practices to net income and shareholders’ equity as determined in accordance with accounting principles generally accepted in the United States of America. Also, see Note 9 of the Notes to Consolidated Financial Statements.

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

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2011 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company’s six insurance subsidiaries at December 31, 2011 ranged from 406% to 721%.

The following summarizes Harleysville Group’s contractual obligations at December 31, 2011:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Contractual obligations:
Debt	$118,500	$18,500	$100,000
Interest on debt	$8,894	$5,779	$3,115
Gross liability for unpaid losses and loss settlement expenses	$1,789,591	$427,613	$471,421	$235,736	$654,821

Total	$1,916,985	$451,892	$574,536	$235,736	$654,821

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

Risk Factors

You should consider carefully the following risks, as well as the other information contained in this 2011 Annual Report on Form 10-K. If any of the following events described in the risk factors below actually occur, our business, financial condition and results of operations could be materially adversely affected. You should refer to the other information set forth in this 2011 Annual Report on Form 10-K including our consolidated financial statements and the related notes.

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

Our insurance subsidiaries have experienced, and are expected in the future to experience, catastrophe losses. It is possible that a catastrophic event or a series of multiple catastrophic events could have a material adverse effect on the operating results and financial condition of our insurance subsidiaries, thereby limiting the ability of our insurance subsidiaries to pay dividends to us. The largest non-flood catastrophe to affect our results of operations was Hurricane Irene in the third quarter of 2011, which resulted in $28.0 million of losses. In 2010, we experienced losses totaling $37.7 million from twenty-seven different catastrophes. In 2011, we experienced losses totaling $91.5 million from twenty-five different catastrophes.

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

On January 7, 2011, the South Carolina Supreme Court held in Crossmann v Harleysville Mutual Insurance Company (Opinion No. 26909, January 7, 2011) that a contractor’s or subcontractor’s negligent/faulty work does not constitute an “occurrence” under the applicable Commercial general liability policy. In May 2011, the South Carolina legislature passed legislation to overturn the Crossmann decision. The law purported to impact all pending and future claims. The constitutionality of the retroactive application of the legislation is now being challenged. We can not currently determine the effect that this constitutional challenge may have on the legislation or the effect of this legislation on Harleysville Group.

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

The threat of terrorism, both within the United States and abroad, and military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the financial markets in the United States, Europe and elsewhere, as well as loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause losses from insurance claims related to the property and casualty insurance operations of Harleysville Group, as well as a decrease in our shareholders’ equity, net income and/or revenue. The effects of changes related to Harleysville Group may result in a decrease in our stock price. The Terrorism Risk Insurance Act of 2002, which was originally extended in 2005 and extended again in 2007, requires that some coverage for terrorist loss be offered by primary property insurers and provides Federal assistance for recovery of claims through 2014. In addition, some of the assets in our investment portfolio may be materially adversely affected by declines in the financial markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures.

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

Like many other property and casualty insurance companies, we depend on income from our investment portfolio for a significant portion of our revenues and earnings. Any significant decline in our investment income as a result of falling interest rates or general market conditions would have a material adverse effect on our results. Any significant decline in the market value of our investments would reduce our shareholders’ equity and our policyholders’ surplus, which could impact our ability to write additional business.

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

In addition to being assigned financial strength ratings, the Company is also assigned credit ratings. We consider our credit ratings from Moody’s and Standard & Poor’s to be most important with regard to our ability to access capital markets. Our current credit rating from Moody’s is Baa2 with a positive outlook while our Standard & Poor’s credit rating is BBB- with a positive outlook. We cannot be sure we will maintain our current investment grade credit ratings. An unfavorable change in our Moody’s or Standard & Poor’s credit rating to below investment grade could make it more expensive for us to access capital markets.

Risks Related to Our Company in Particular

Delay in the consummation of the Mergers could have an adverse effect on our stock price, financial condition, results of operations or business prospects.

The announcement of the Merger Agreement with Nationwide was made in September 2011, however, due to the need for a number of regulatory approvals, and approvals of the stockholders of the Company and the members of the Mutual Company and Nationwide, the Mergers are not expected to close until of the first half of 2012. While expected, the delay between announcement and closing, and the risk that the transactions will not be consummated, could disrupt our business in the following ways, among others:

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

•	the Company may be unable to grow its business or implement new business initiatives given the pendency of the Merger transactions; and

•	third parties with business relationships with the Company may seek to terminate or renegotiate their relationships with the Company as a result of the Merger.

The Merger Agreement also restricts the Company from engaging in certain activities and taking certain actions without Nationwide’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger or termination of the agreement.

Any of these matters could adversely affect our financial condition, results of operations or business prospects.

Failure to complete the Merger could negatively affect our stock price and our future business and financial results.

If the Merger is not completed, for any reason, including reasons beyond our control, our ongoing business is likely to be adversely affected and we will be subject to the following risks, among others:

•	we may have to pay significant costs relating to the Merger without receiving the benefits of the Merger;

•	any resulting negative customer perception could adversely affect our ability to compete for, or to win, new and renewal business in the marketplace; and

•

the Company would need to re-evaluate its strategic alternatives and operational functions, including the need to establish retention programs to retain employees, evaluate its investment portfolio and re-establish its strategic path as a stand-alone company, and may not be successful in retaining employees and re-establishing its stand-alone operational functions.

We have incurred and will continue to incur substantial transaction and Merger-related costs in connection with the Merger.

We have incurred and expect to continue to incur a number of substantial non-recurring transaction fees and other costs associated with the Merger. Additional unanticipated costs may be incurred in the integration of the merged businesses. In the event the Merger Agreement is terminated, under certain circumstances we may be required to pay Nationwide a termination fee of $29.6 million and reimburse them for their expenses.

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

Although we have paid cash dividends in the past, we are currently restricted, under the Merger Agreement, from paying cash dividends, and we may not be able to pay cash dividends in the future.

We have a history of paying dividends to our stockholders when sufficient cash is available. However, under the Merger Agreement we are restricted from paying cash dividends to our stockholders without the consent of Nationwide, and did not pay a fourth quarter 2011 dividend. Further, any payment of future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner previously discussed in this section.

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

In addition, many state insurance laws require prior notification to the state insurance department of a change of control of a non-domiciliary insurance company licensed to transact an insurance business in that state. Although these pre-notification statutes do not authorize the state insurance departments to disapprove the change of control, they authorize regulatory action - including a possible revocation of our authority to do business - in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change of control of us may require prior notification in the states that have pre-acquisition notification laws.

As of December 31, 2011, the Mutual Company owned approximately 53% of our outstanding common stock. The Mutual Company’s stock ownership and ability, by reason of such ownership, to elect our board of directors, provides it with significant influence over potential change of control transactions. Further, Section 203 of the Delaware General Corporation Law provides that if a person acquires 15% or more of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more of our voting stock, subject to certain exceptions. Section 203 may discourage a potential change of control transaction. Our Board of Directors is divided into three classes (A, B and C). The current three-year terms of Class A, B and C directors expire in 2013, 2012 and 2014, respectively. This classification of our Board of Directors could have the effect of discouraging a potential change in control transaction.

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

Principal cash flows and related weighted-average interest rates by expected maturity dates for financial instruments sensitive to interest rates are as follows:

	December 31, 2011
	Principal Cash Flows	Weighted-Average Interest Rate
	(dollars in thousands)

Fixed maturities and short-term investments:
2012	$386,591	3.45%
2013	212,204	4.58%
2014	301,292	3.63%
2015	346,558	3.39%
2016	331,411	3.42%
Thereafter	807,255	5.01%

Total	$2,385,311

Fair value	$2,622,792

Debt:
2012	$18,500	0.74%
2013	100,000	5.75%

Total	$118,500

Fair value	$121,822

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

The combined total of realized and unrealized equity investment gains (losses) was $(1.4) million, $27.7 million and $46.4 million in 2011, 2010 and 2009, respectively. During these three years, the largest total equity investment gain and (loss) in a quarter was $25.4 million (3rd quarter 2009) and $(34.7) million (3rd quarter 2011), respectively.

Following the execution of the Merger Agreement, the Company determined that it was prudent to sell its equity securities portfolio holdings to reduce risks that could negatively impact the Company’s ability to meet various financial covenant closing conditions set forth in the Merger Agreement. Such sales occurred in the fourth quarter of 2011.

Item 8.	Financial Statements and Supplementary Data.

HARLEYSVILLE GROUP

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $131,433 and $156,967)	$124,935	$148,362
Available for sale, at fair value (amortized cost $2,195,221 and $2,069,097)	2,361,971	2,165,101
Equity securities, at fair value (cost $7 and $191,095)	7	268,104
Short-term investments, at cost, which approximates fair value	129,388	79,909

Total investments	2,616,301	2,661,476
Cash	36	39
Premiums receivable	133,277	133,758
Reinsurance recoverables	245,948	219,149
Accrued investment income	25,629	26,910
Deferred policy acquisition costs	101,256	113,997
Prepaid reinsurance premiums	54,753	51,625
Property and equipment, net	12,763	13,312
Deferred income taxes	15,712	9,413
Other assets	61,394	48,553

Total assets	$3,267,069	$3,278,232

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $132,536 and $214,518)	$1,789,591	$1,771,661
Unearned premiums (affiliate $(14,201) and $32,935)	460,768	503,532
Accounts payable and accrued expenses	104,258	96,461
Due to affiliate	40,396	19,445
Debt (affiliate $18,500 and $18,500)	118,500	118,500

Total liabilities	2,513,513	2,509,599

Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 2011, 35,448,861 and 2010, 34,987,829 shares; outstanding 2011, 27,246,172 and 2010, 27,044,836 shares	35,449	34,988
Additional paid-in capital	285,585	263,857
Accumulated other comprehensive income	63,571	80,506
Retained earnings	622,973	630,603
Treasury stock, at cost, 8,202,689 and 7,942,993 shares	(254,022)	(241,321)

Total shareholders’ equity	753,556	768,633

Total liabilities and shareholders’ equity	$3,267,069	$3,278,232

See accompanying notes to consolidated financial statements.
53

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Premiums earned from affiliate (ceded to affiliate, $819,071, $783,340 and $730,699)	$804,508	$866,350	$858,500
Investment income, net of investment expense	95,401	103,313	106,649
Realized investment gains, net:
Total other-than-temporary impairment losses	(3,967)	—	(1,548)
Portion of loss recognized in other comprehensive income	—	—	—
Other realized investment gains, net	79,445	597	3,841

Total realized investment gains, net	75,478	597	2,293

Other income (affiliate $9,814, $7,251 and $6,451)	19,772	16,012	13,178

Total revenues	995,159	986,272	980,620

Expenses:
Losses and loss settlement expenses (ceded to affiliate, $702,141, $540,619 and $476,641)	681,636	589,105	552,491
Amortization of deferred policy acquisition costs	205,783	220,150	216,470
Other underwriting expenses	77,228	84,227	85,349
Interest expense (affiliate $126, $137 and $290)	6,053	6,064	6,217
Other expenses	8,198	4,014	4,095

Total expenses	978,898	903,560	864,622

Income before income taxes	16,261	82,712	115,998
Income tax expense (benefit)	(6,351)	15,814	29,702

Net income	$22,612	$66,898	$86,296

Per common share:
Basic net income	$.82	$2.43	$3.09

Diluted net income	$.81	$2.42	$3.07

Cash dividend	$1.10	$2.81	$1.25

See accompanying notes to consolidated financial statements.
54

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2011, 2010 and 2009

(dollars in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Total
Balance at December 31, 2008	34,254,581	$34,254	$231,715	$(17,390)	$589,146	$(185,091)	$652,634

Net income					86,296		86,296
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				74,976			74,976
Defined benefit pension plan:
Net actuarial loss adjustment				4,690			4,690

Other comprehensive income							79,666

Comprehensive income							165,962

Issuance of common stock:
Incentive plans	296,483	297	6,087				6,384
Dividend Reinvestment Plan	32,118	32	963				995
Tax benefit from stock compensation			571				571
Stock compensation			6,300				6,300
Purchase of treasury stock, 870,153 shares						(25,369)	(25,369)
Dividends declared					(34,849)		(34,849)

Balance at December 31, 2009	34,583,182	34,583	245,636	62,276	640,593	(210,460)	772,628
Net income					66,898		66,898
Other comprehensive income, net of tax:
Unrealized investment gains, net of reclassification adjustment				19,878			19,878
Defined benefit pension plan:
Net actuarial loss adjustment				(1,648)			(1,648)

Other comprehensive income							18,230

Comprehensive income							85,128

Issuance of common stock:
Incentive plans	338,678	339	8,634				8,973
Dividend Reinvestment Plan	65,969	66	2,211				2,277
Tax benefit from stock compensation			1,013				1,013
Stock compensation			6,363				6,363
Purchase of treasury stock, 974,931 shares						(30,861)	(30,861)
Dividends declared					(76,888)		(76,888)

Balance at December 31, 2010	34,987,829	$34,988	$263,857	$80,506	$630,603	$(241,321)	$768,633

(Continued)

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2011, 2010 and 2009

(dollars in thousands)

(Continued)

	Common Stock			Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount		Capital	Income (Loss)	Earnings	Stock	Total
Net income		$		$	$	$22,612	$	$22,612
Other comprehensive income, net of tax:
Unrealized investment losses, net of reclassification adjustment					(4,072)			(4,072)
Defined benefit pension plan:
Net actuarial loss adjustment					(12,863)			(12,863)

Other comprehensive loss								(16,935)

Comprehensive income								5,677

Issuance of common stock:
Incentive plans	431,168		431	12,272				12,703
Dividend Reinvestment Plan	29,864		30	959				989
Tax benefit from stock compensation				2,108				2,108
Stock compensation				6,389				6,389
Purchase of treasury stock, 259,696 shares							(12,701)	(12,701)
Dividends declared						(30,242)		(30,242)

Balance at December 31, 2011	35,448,861		$35,449	$285,585	$63,571	$622,973	$(254,022)	$753,556

See accompanying notes to consolidated financial statements.
56

HARLEYSVILLE GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$22,612	$66,898	$86,296
Adjustments to reconcile net income to net cash provided by operating activities:
Change in receivables, recoverables, unearned premiums and prepaid reinsurance	(32,198)	30,221	(20,322)
Change in affiliate balance	20,951	6,162	316
Increase (decrease) in unpaid losses and loss settlement expenses	17,930	(10,631)	14,691
Deferred income taxes	2,820	2,200	4,566
(Increase) decrease in deferred policy acquisition costs	5,743	(2,348)	(1,310)
Amortization and depreciation	10,727	10,058	6,177
Realized investment gains, including other than temporary impairment losses net	(75,478)	(597)	(2,293)
Change in other assets and other liabilities	(25,110)	(10,162)	10,876
Other, net	7,642	6,439	6,432

	(44,361)	98,240	105,429
Cash used by the change in the intercompany pooling agreement	(33,014)

Net cash provided (used) by operating activities	(77,375)	98,240	105,429

Cash flows from investing activities:
Held to maturity investments:
Maturities	21,854	54,916	41,406
Available for sale investments:
Purchases	(533,289)	(388,940)	(507,669)
Maturities	253,335	241,602	226,449
Sales	412,301	52,333	93,960
Other invested assets:
Maturities		436	410
Sales		1,408
Net (purchases) sales or maturities of short-term investments	(49,479)	40,896	94,206
Purchase of property and equipment, net	(234)	(602)	(2,025)
Acquisition of affiliate, net of cash acquired		(4,825)

Net cash provided (used) by investing activities	104,488	(2,776)	(53,263)

Cash flows from financing activities:
Issuance of common stock	5,336	8,973	7,382
Purchase of treasury stock	(5,307)	(30,940)	(25,290)
Dividends paid (to affiliate, $15,979, $40,819 and $18,158)	(29,253)	(74,597)	(34,849)
Excess tax benefits from share-based payment arrangements	2,108	1,013	571

Net cash used by financing activities	(27,116)	(95,551)	(52,186)

Decrease in cash	(3)	(87)	(20)
Cash at beginning of year	39	126	146

Cash at end of year	$36	$39	$126

See accompanying notes to consolidated financial statements.
57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Harleysville Group consists of Harleysville Group Inc. and its subsidiaries (all wholly owned). Those subsidiaries are:

•	Harleysville-Atlantic Insurance Company (Atlantic) – merged into Worcester in December 2011

•	Harleysville Insurance Company (HIC)

•	Harleysville Insurance Company of New Jersey (HNJ)

•	Harleysville Insurance Company of New York (HIC New York)

•	Harleysville Insurance Company of Ohio (HIC Ohio) – merged into Worcester in December 2011

•	Harleysville Lake States Insurance Company (Lake States)

•	Harleysville Preferred Insurance Company (Preferred)

•	Harleysville Worcester Insurance Company (Worcester)

•	Harleysville Ltd., a real estate partnership that owns the home office

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

Policy Acquisition Costs

Policy acquisition costs, such as commissions, premium taxes and certain other underwriting and agency expenses that vary with, and are primarily related to, the production of business, are deferred and amortized over the effective period of the related insurance policies in proportion to the premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. The estimation of net realizable value takes into account the premium to be earned, related investment income over the claims paying period, expected losses and loss settlement expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss settlement expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the deferred acquisition costs are not recoverable, they are written off and further analyses are performed to determine if an additional liability would need to be accrued.

Losses and Loss Settlement Expenses

The liability for losses and loss settlement expenses represents estimates of the ultimate unpaid cost of all losses incurred, which includes the gross liabilities to Harleysville Group’s policyholders plus the net liability to the Mutual Company under the pooling agreement. See Note 3(a). Such estimates may be more or less than the amounts ultimately paid when the claims are settled. These estimates are periodically reviewed and adjusted as necessary; such adjustments are reflected in current operations.

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

The Company adopted the accounting guidance on “Participating Securities and the Two-Class Method,” in 2009. This guidance redefines participating securities to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.” Outstanding unvested restricted stock and restricted stock units issued by the Company under employee compensation programs containing such dividend participation features are considered participating securities subject to the “two-class method” in computing EPS rather than the “treasury stock method.” Adoption of this guidance reduced 2009 basic and diluted EPS by $.04 and $.02, respectively.

New Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures.” ASU 2010-06 applies to all entities that are required to make disclosures about recurring or non-recurring fair value measurements. ASU 2010-06 provides guidance on additional disclosures on any significant transfers in and out of Level 1 and Level 2 and a description of the transfer. ASU 2010-06 also requires separate disclosures of the activity in the Level 3 category related to any purchases, sales, issuances and settlements on a gross basis. The effective date of the new disclosures relating to the existing disclosures regarding Level 1 and Level 2 categories was for interim and annual periods beginning after December 15, 2009. The effective date of the disclosures regarding purchases, sales, issuances and settlements to the Level 3 category was for interim and annual periods beginning after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s results of operations or financial position.

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force).” This ASU amends FASB Accounting Standards Codification (ASC) Topic 944, Financial Services-Insurance, to address which costs related to the acquisition of new or renewal insurance contracts qualify for deferral. The ASU allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are (1) incremental direct costs of the contract transaction (i.e., would not have occurred without the contract transaction), (2) a portion of the employee’s compensation and fringe benefits related to certain activities for successful contract acquisitions, or (3) direct-response advertising costs as defined in ASC Subtopic 340-20, Other Assets and Deferred Costs – Capitalized Advertising Costs. An insurance entity would expense as incurred all other costs related to the acquisition of new or renewal insurance contracts. The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, and can be applied either prospectively or retrospectively. Early application is permitted at the beginning of an entity’s annual reporting period. The Company will adopt this guidance prospectively. During 2012, the Company estimates that pre-tax expenses will increase by approximately $20 million (unaudited), as a lower amount of acquisition costs will be capitalized and amortization of the greater December 31, 2011 balance will continue.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU result in common fair value measurement and disclosure in U.S. GAAP and IFRSs. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include: (1) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements; and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurement. For public entities, the amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. Early application by public entities is not permitted. The adoption of this ASU will not have a material impact on the Company’s results of operations or financial position.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB amended this guidance to postpone the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income where the components of net income and the components of other comprehensive income are presented, and reinstate previous guidance related to such reclassifications. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, Intangibles-Goodwill and Other. Previous guidance under this topic required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU will not have a material impact on the Company’s results of operations or financial position.

2 – Merger Agreement

On September 28, 2011, the Company and the Mutual Company entered into an agreement and plan of merger (the Merger Agreement) with Nationwide Mutual Insurance Company (Nationwide) under which a subsidiary of Nationwide would merge into the Company. Nationwide would acquire all of the publicly held shares of common stock of the Company for $60.00 per share in cash, and the Mutual Company would merge into Nationwide and the policyholders and members of the Mutual Company would become policyholders and members of Nationwide. The Mutual Company has also entered into a voting agreement with Nationwide (the Voting Agreement) under which the Mutual Company agreed to vote its 53% voting interest in the Company in favor of the Merger. The Merger Agreement restricts the Company from engaging in certain activities and taking certain actions without Nationwide’s prior approval, including among others, the payment of stockholder dividends.

The transactions are subject to customary closing conditions, including, among others, approvals from stockholders of the Company, policyholders of the Mutual Company and Nationwide, the Pennsylvania Insurance Department, the Ohio Insurance Department and various other regulatory bodies. The transactions are expected to close in the first half of 2012. The Merger Agreement provides certain termination rights. In the event that the agreement is terminated under certain conditions by the Company’s Board of Directors, the Company will be required to pay Nationwide a termination fee of $29.6 million and reimburse Nationwide for its transaction expenses.

3 – Transactions with Affiliates

(a) Underwriting

The insurance subsidiaries participate in a reinsurance pooling agreement with the Mutual Company and its property and casualty insurance subsidiary, Harleysville Pennland Insurance Company (Pennland), whereby such subsidiaries and Pennland cede to the Mutual Company all of their insurance business and assume from the Mutual Company an amount equal to their participation in the pooling agreement. All losses and loss settlement expenses and other underwriting expenses are prorated among the parties on the basis of participation in the pooling agreement. The pooling agreement provides for allocation of premiums, losses and loss settlement expenses and underwriting expenses between Harleysville Group and the Mutual Company. Harleysville Group is not liable for any losses incurred by its subsidiaries, Harleysville Preferred Insurance Company and Harleysville Insurance Company of New Jersey, and the Mutual Company prior to January 1, 1986, the date the pooling agreement became effective. Harleysville Group’s participation in the pool has been 80% since January 1, 2008. Effective January 1, 2010, the pooling agreement was amended to exclude reinsurance premiums, losses, loss settlement expenses and underwriting expenses voluntarily assumed by the Mutual Company.

Effective January 1, 2011, the Company’s property and casualty subsidiaries and the Mutual Company and Pennland amended their intercompany pooling agreement as it relates to their workers compensation business. The amendment established that the financial results associated with the workers compensation business for accident years 2011 and following will be retained 100 percent by the Mutual Company. The financial results of this business for prior accident years will continue to be shared between the Company’s property and casualty subsidiaries, the Mutual Company and Pennland under the existing pool participations. Harleysville Group paid cash of $33 million on January 3, 2011 associated with the transfer of the unearned premium liability on the workers compensation business as of January 1, 2011. Harleysville Group’s unearned premium liability decreased by $40 million and Harleysville Group received a ceding commission of $7 million for expenses that were incurred to generate the business transferred to the Mutual Company, which ceding commission reduced deferred policy acquisition costs.

Because this pooling agreement does not relieve Harleysville Group of primary liability as the originating insurer, there is a concentration of credit risk arising from business ceded to the Mutual Company. However, the reinsurance pooling agreement provides for the right of offset, and the amount of credit risk with the Mutual Company was not material at December 31, 2011 and 2010. The Mutual Company has an A. M. Best rating of “A” (Excellent).

The following amounts represent reinsurance transactions between Harleysville Group and the Mutual Company under the pooling arrangement:

	2011	2010	2009
	(in thousands)
Ceded:
Premiums written	$820,316	$810,391	$748,289

Premiums earned	$819,071	$783,340	$730,699

Losses incurred	$702,141	$540,619	$476,641

Assumed:
Premiums written	$758,617	$882,061	$851,617

Premiums earned	$804,508	$866,350	$858,500

Losses incurred	$680,854	$588,506	$551,773

Net (ceded to) assumed from the Mutual Company:
Unearned premiums	$(14,201)	$32,935	$44,275

Unpaid losses and loss settlement expenses	$132,536	$214,518	$257,562

(b) Property

Harleysville Ltd. leases the home office to the Mutual Company, which shares the facility with Harleysville Group. Rental income under the lease was $4,469,000, $4,402,000 and $4,194,000 for 2011, 2010, and 2009, respectively, and is included in other income after elimination of intercompany amounts of $3,175,000, $2,994,000 and $2,852,000 in 2011, 2010 and 2009, respectively.

(c) Management Agreements

Harleysville Group Inc. received $8,520,000, $5,843,000 and $5,109,000 of management fee income in 2011, 2010 and 2009, respectively, under agreements whereby Harleysville Group Inc. provides management services to the Mutual Company and other affiliates. Such amounts are included in other income. Effective January 1, 2010, the management agreement was amended to include voluntary assumed reinsurance business written by the Mutual Company.

(d) Affiliate Balances

Affiliate balances are created primarily from the pooling arrangement (settled quarterly), allocation of common expenses, collection of premium balances and payment of claims (settled monthly). No interest is charged or received on affiliate balances due to the timely settlement terms and nature of the items. Interest expense on the loan from the Mutual Company described in Note 8 was $126,000, $137,000 and $290,000 in 2011, 2010 and 2009, respectively.

Harleysville Group has off-balance-sheet credit risk related to approximately $97,300,000 and $99,600,000 of premium balances due to the Mutual Company from agents and insureds at December 31, 2011 and 2010, respectively.

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

When the independent pricing service provides a fair value estimate, the Company uses that estimate. At December 31, 2011 and 2010, the independent pricing service provided a fair value estimate for all of the investments classified as Level 1 investments within the fair value hierarchy and approximately 99% of the investments classified as Level 2 estimates within the fair value hierarchy. The fair value of all Level 2 securities is based on observable market inputs.

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

The following is a summary of the fair value measurements of applicable Company assets by level within the fair value hierarchy as of December 31, 2011 and 2010. These assets are measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 of the fair value hierarchy in 2011. Harleysville Group’s policy is to recognize transfers between levels as of the end of the reporting period.

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fixed maturities available for sale:
U.S. Treasury securities	$442,324	$442,324
Obligations of U.S. government corporations and agencies	8,088		$8,088
Obligations of states and political subdivisions	1,159,065		1,159,065
Corporate securities	457,877		457,877
Mortgage-backed securities	294,617		294,617

Total available for sale	2,361,971	442,324	1,919,647

Equity securities:
Other	7			$7

Total equity securities	7			7

Total	$2,361,978	$442,324	$1,919,647	$7

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Fixed maturities available for sale:
U.S. Treasury securities	$122,857	$122,857
Obligations of U.S. government corporations and agencies	17,171		$17,171
Obligations of states and political subdivisions	1,173,447		1,173,447
Corporate securities	481,805		481,805
Mortgage-backed securities	369,821		369,821

Total available for sale	2,165,101	122,857	2,042,244

Equity securities:
Dividend income portfolio of common stocks	51,684	51,684
International fund	44,877	44,877
Total stock market index fund	171,536	171,536
Other	7			$7

Total equity securities	268,104	268,097		7

Total	$2,433,205	$390,954	$2,042,244	$7

The following tables presents additional information about assets measured at fair value on a recurring basis for which significant unobservable inputs (Level 3) were used to determine fair value.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31, 2011
	Fixed Maturities Available for Sale	Equity Securities	Total
		(in thousands)
Balance at January 1, 2011	$—	$7	$7
Purchases
Settlements

Balance at December 31, 2011	$—	$7	$7

The amount of total losses for the year included in earnings (realized investment gains (losses), net) attributable to the change in unrealized losses relating to assets still held at December 31, 2011			$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31, 2010
	Fixed Maturities Available for Sale	Equity Securities	Total
		(in thousands)
Balance at January 1, 2010	$100	$6	$106
Purchases		1	1
Settlements	(100)		(100)

Balance at December 31, 2010	$—	$7	$7

The amount of total losses for the year included in earnings (realized investment gains (losses), net) attributable to the change in unrealized losses relating to assets still held at December 31, 2010			$—

The amortized cost and estimated fair value of investments in fixed maturity and equity securities are as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$266	$17		$283
Obligations of states and political subdivisions	66,670	2,425		69,095
Corporate securities	57,999	4,082	$(26)	62,055

Total held to maturity	124,935	6,524	(26)	131,433

Available for sale:
U.S. Treasury securities	434,308	8,016		442,324
Obligations of U.S. government corporations and agencies	7,523	565		8,088
Obligations of states and political subdivisions	1,059,682	99,402	(19)	1,159,065
Corporate securities	415,193	42,687	(3)	457,877
Mortgage-backed securities	278,515	16,102		294,617

Total available for sale	2,195,221	166,772	(22)	2,361,971

Total fixed maturities	$2,320,156	$173,296	$(48)	$2,493,404

Total equity securities	$7	$—	$—	$7

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$370	$8		$378
Obligations of states and political subdivisions	74,811	3,722		78,533
Corporate securities	73,181	4,875		78,056

Total held to maturity	148,362	8,605		156,967

Available for sale:
U.S. Treasury securities	119,009	3,886	$(38)	122,857
Obligations of U.S. government corporations and agencies	16,274	897		17,171
Obligations of states and political subdivisions	1,140,695	36,730	(3,978)	1,173,447
Corporate securities	447,962	34,173	(330)	481,805
Mortgage-backed securities	345,157	24,664		369,821

Total available for sale	2,069,097	100,350	(4,346)	2,165,101

Total fixed maturities	$2,217,459	$108,955	$(4,346)	$2,322,068

Total equity securities	$191,095	$77,322	$(313)	$268,104

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity:
Due in one year or less	$20,747	$20,864
Due after one year through five years	92,414	98,236
Due after five years through ten years	1,771	1,862
Due after ten years	10,003	10,471

	124,935	131,433

Available for sale:
Due in one year or less	45,243	45,861
Due after one year through five years	923,868	967,613
Due after five years through ten years	572,442	635,981
Due after ten years	375,153	417,899

	1,916,706	2,067,354

Mortgage-backed securities	278,515	294,617

	2,195,221	2,361,971

Total fixed maturities	$2,320,156	$2,493,404

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2011 and 2010 amounted to $32,658,000 and $32,581,000 respectively.

The estimated fair value and unrealized loss for temporarily impaired securities is as follows:

	00000000	00000000	00000000	00000000
	December 31, 2011
	Less than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
Obligations of states and political subdivisions	$8,976	$19	$8,976	$19
Corporate securities	7,956	29	7,956	29

Total temporarily impaired securities	$16,932	$48	$16,932	$48

	000000111	000000111	000000111	000000111
	December 31, 2010
	Less than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$3,073	$38	$3,073	$38
Obligations of states and political subdivisions	232,551	3,978	232,551	3,978
Corporate securities	33,594	330	33,594	330

Total fixed maturities	269,218	4,346	269,218	4,346

Equity securities	17,231	313	17,231	313

Total temporarily impaired securities	$286,449	$4,659	$286,449	$4,659

Of the total fixed maturity securities with an unrealized loss at December 31, 2011, securities with a fair value of $10,963,000 and an unrealized loss of $22,000 are classified as available for sale and are carried at fair value on the balance sheet while securities with a fair value of $5,969,000 and an unrealized loss of $26,000 are classified as held to maturity on the balance sheet and are carried at amortized cost.

The unrealized losses on fixed maturity investments were primarily due to the expected call of a municipal bond and the widening of credit spreads on securities in the financial sector. Per the Company’s policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and the Company intends to sell or more likely than not will be required to sell the security before recovery of its value. The Company believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and worsening economic conditions, these investments may be written down in the income statement in the future.

A summary of net investment income is as follows:

	2011	2010	2009
	(in thousands)
Interest on fixed maturities	$89,910	$100,504	$103,971
Dividends on equity securities	7,020	4,239	3,639
Interest on short-term investments	333	548	1,150
Income on other invested assets		12	67

Total investment income	97,263	105,303	108,827

Less: Investment expense	1,862	1,990	2,178

Net investment income	$95,401	$103,313	$106,649

Realized gross gains (losses) from investments and the change in difference between fair value and cost of investments, before applicable income taxes, are as follows:

	2011	2010	2009
	(in thousands)
Fixed maturity securities:
Available for sale:
Gross gains	$314	$1,438	$6,655
Gross losses	(106)	(127)	(2,814)
Other than temporary impairment losses	(381)		(1,249)

Equity securities:
Gross gains	82,313
Gross losses	(3,076)	(79)
Other than temporary impairment losses	(3,586)

Other invested assets:
Gross losses		(635)
Other than temporary impairment losses			(299)

Net realized investment gains	$75,478	$597	$2,293

Change in difference between fair value and cost of investments(1):
Fixed maturity securities	$68,639	$1,869	$74,524
Equity securities	(77,009)	27,764	46,434

Total	$(8,370)	$29,633	$120,958

(1)	Parentheses indicate a net unrealized decline in fair value.

Income taxes on realized investment gains were $26,417,000, $209,000 and $803,000 for 2011, 2010 and 2009, respectively.

Deferred income tax liabilities applicable to net unrealized investment gains included in shareholders’ equity were $58,362,000 and $60,555,000 at December 31, 2011 and 2010, respectively.

There were impairment charges of $381,000 on fixed maturity securities in 2011that Harleysville Group intended to sell. All of these securities were subsequently sold in 2011. At September 30, 2011, a bond with an amortized cost of $999,000 was transferred from the held to maturity category to the available for sale category due to a significant deterioration in the credit worthiness of the issuer. An impairment charge of $21,000 recognized on this security is included in the fixed maturity impairment total of $381,000. Harleysville Group had no credit-related impairment charges on non-equity securities in 2010. Harleysville Group recognized credit-related impairment charges on non-equity securities of $1,548,000 in 2009. The 2009 impairment charges consisted of $568,000 on bonds the Company sold in 2010 and $980,000 on structured investment vehicles.

There were impairment charges of $3,586,000 on equity securities in 2011 that Harleysville Group intended to sell. In October 2011, the Company sold virtually all of its equity securities, at a gain of $62 million, in order to reduce potential volatility in statutory surplus. Harleysville Group had no impairment charges on equity securities in 2010 or 2009.

Harleysville Group has not directly held or issued derivative financial instruments during the periods presented.

5 – Reinsurance

In the ordinary course of business, Harleysville Group cedes insurance to, and assumes insurance from, insurers to limit its maximum loss exposure through diversification of its risks. See Note 3(a) for discussion of reinsurance with the Mutual Company. Reinsurance contracts do not relieve Harleysville Group of primary liability as the originating insurer. After excluding reinsurance transactions with the Mutual Company under the pooling arrangement in the assumed and ceded amounts below, the effect of Harleysville Group’s share of other reinsurance on premiums written and earned is as follows:

	2011	2010	2009
	(in thousands)
Premiums written:
Direct	$886,352	$1,004,632	$954,375
Assumed	4,030	4,598	13,818
Ceded	(131,765)	(127,169)	(116,576)

Pooled share of premiums written	$758,617	$882,061	$851,617

Premiums earned:
Direct	$928,348	$979,444	$958,151
Assumed	4,797	10,765	10,092
Ceded	(128,637)	(123,859)	(109,743)

Pooled share of premiums earned	$804,508	$866,350	$858,500

Losses and loss settlement expenses are net of reinsurance recoveries of $88,418,000, $44,414,000 and $53,563,000 for 2011, 2010 and 2009, respectively.

Assumed and ceded written premiums for 2009 include $6,200,000 and assumed and ceded earned premiums for 2010 and 2009 include $5,280,000 and $920,000, respectively, for Harleysville Group’s share of flood insurance business the Mutual Company assumed from another carrier, which is ceded 100% to the National Flood Insurance Program.

6 – Property and Equipment

Property and equipment consisted of the Company’s home office land and buildings with a cost of $28,971,000 and $28,737,000, and equipment, including software, with a cost of $4,906,000 and $5,749,000 at December 31, 2011 and 2010, respectively. Accumulated depreciation related to such assets was $21,114,000 and $21,174,000 at December 31, 2011 and 2010, respectively.

Rental expense under leases with non-affiliates amounted to $2,619,000, $2,514,000 and $2,793,000 for 2011, 2010 and 2009, respectively. Operating lease commitments were not material at December 31, 2011.

7 – Liability for Unpaid Losses and Loss Settlement Expenses

Activity in the liability for unpaid losses and loss settlement expenses is summarized as follows:

	2011	2010	2009
	(in thousands)
Liability at January 1	$1,771,661	$1,782,292	$1,767,601
Less reinsurance recoverables	217,596	223,128	209,352

Net liability at January 1	1,554,065	1,559,164	1,558,249

Incurred related to:
Current year	713,697	639,234	588,575
Prior years	(32,061)	(50,129)	(36,084)

Total incurred	681,636	589,105	552,491

Paid related to:
Current year	311,828	249,831	204,192
Prior years	378,469	344,373	347,384

Total paid	690,297	594,204	551,576

Net liability at December 31	1,545,404	1,554,065	1,559,164
Plus reinsurance recoverables	244,187	217,596	223,128

Liability at December 31	$1,789,591	$1,771,661	$1,782,292

In 2011, Harleysville Group recognized net favorable development of $32,061,000 in the provision for insured events of prior years, primarily due to lower-than-expected claims severity broadly experienced across casualty lines in accident years 2003 through 2008, partially offset by adverse development in accident years 2009 and 2010.

A decrease in commercial automobile severity, primarily in accident years 2005 through 2009, was observed during 2011, which led to the recognition of favorable development in these accident years. Slightly higher than expected severity was observed in accident year 2010, which led to the recognition of adverse development in this accident year. In aggregate, $5,600,000 of favorable prior year development was recognized in this line during 2011.

A decrease in workers compensation severity, primarily in accident years 2003 through 2008, was observed during 2011, which led to the recognition of favorable development in these accident years. An increase in severity was observed in accident years 2009 and 2010, which led to the recognition of adverse development in these accident years. In aggregate, $11,800,000 of favorable prior year development was recognized in this line during 2011.

A decrease in commercial multi-peril severity was widely observed during 2011, which led to the recognition of favorable development in most accident years prior to 2009. An increase in severity was observed in accident years 2009 and 2010, which led to the recognition of adverse development in these years. In aggregate, $10,600,000 of favorable prior year development was recognized in this line during 2011.

A decrease in other commercial lines severity, primarily in accident years 2007 through 2009, was observed during 2011, which led to the recognition of favorable development in these accident years. An increase in severity was observed in accident year 2010, which led to the recognition of adverse development in this accident year. In aggregate, $2,800,000 of favorable prior year development was recognized in this line during 2011.

A decrease in personal automobile severity in accident years 2008 and prior was widely observed during 2011, which led to the recognition of favorable development in these accident years. An increase in severity was observed in accident years 2009 and 2010, which led to the recognition of adverse development in these accident years. In aggregate, $70,000 of favorable prior year development was recognized in this line during 2011.

A decrease in homeowners severity in accident years 2008 and prior was widely observed during 2011, which led to the recognition of favorable development in these accident years. An increase in severity was observed in accident years 2009 and 2010, which led to the recognition of adverse development in these accident years. In aggregate, $900,000 of favorable prior year development was recognized in this line during 2011.

A slight decrease in other personal lines severity was observed during 2011, primarily in accident year 2009. In aggregate, $300,000 of favorable prior year development was recognized in other personal lines during 2011.

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

8 – Borrowings

Debt is as follows:

	December 31,
	2011	2010
	(in thousands)
Notes, 5.75%, due 2013	$100,000	$100,000
Demand term-loan payable to the Mutual Company, LIBOR plus 0.45%, due 2012	18,500	18,500

Total debt	$118,500	$118,500

The fair value of the notes was $103,322,000 and $99,413,000 at December 31, 2011 and 2010, respectively, based on quoted market prices for the same or similar debt. The carrying value of the remaining debt approximates fair value.

Interest paid was $5,876,000, $5,887,000 and $6,054,000 in 2011, 2010 and 2009 respectively.

9 – Shareholders’ Equity

Comprehensive income consisted of the following:

	2011	2010	2009
	(in thousands)
Net income	$22,612	$66,898	$86,296
Other comprehensive income (loss):
Unrealized investment gains (losses):
Unrealized investment holding gains arising during period, net of taxes of $24,226, $10,912 and $41,174	44,989	20,266	76,466
Less:
Reclassification adjustment for gains included in net income, net of taxes of $26,417, $209 and $803	(49,061)	(388)	(1,490)

Net unrealized investment gains (losses)	(4,072)	19,878	74,976

Defined benefit pension plan:
Net actuarial gain (loss) arising during the period, net of taxes (benefit) of $(8,378), $(2,020) and $1,886	(15,561)	(3,749)	3,503
Recognition of net actuarial loss in net periodic pension cost, net of taxes of $1,452, $1,132 and $640	2,698	2,101	1,187

Defined benefit pension plan	(12,863)	(1,648)	4,690

Other comprehensive income (loss)	(16,935)	18,230	79,666

Comprehensive income	$5,677	$85,128	$165,962

Accumulated other comprehensive income consisted of the following amounts (which are net of tax):

	December 31,
	2011	2010
	(in thousands)
Unrealized investment gains	$108,387	$112,459
Defined benefit pension plan-net actuarial loss	(44,816)	(31,953)

Accumulated other comprehensive income	$63,571	$80,506

A source of cash for the payment of dividends is dividends from subsidiaries. Harleysville Group Inc.’s insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis, and are subject to risk-based capital requirements and to regulations under which payment of a dividend from statutory surplus is restricted and may require prior approval of regulatory authorities. Applying the current regulatory restrictions as of December 31, 2011, $65,135,000 would be available for distribution to Harleysville Group Inc. in 2012 without prior approval.

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

These RBC standards require the calculation of a ratio of total adjusted capital to Authorized Control Level. Insurers with a ratio below 200% are subject to different levels of regulatory intervention and action. Based upon their 2011 statutory financial statements, the ratio of total adjusted capital to the Authorized Control Level for the Company’s six insurance subsidiaries at December 31, 2011 ranged from 406% to 721%.

The following table contains selected information for Harleysville Group Inc.’s property and casualty insurance subsidiaries, as determined in accordance with prescribed statutory accounting practices:

	2011	2010	2009
	(unaudited)
		(in thousands)
Statutory capital and surplus	$628,670	$695,475	$681,160

Statutory unassigned surplus	$506,085	$553,904	$541,786

Statutory net income	$43,736	$68,429	$90,892

10 – Income Taxes

The components of income tax expense (benefit) are as follows:

	2011	2010	2009
	(in thousands)
Current	$(9,171)	$13,614	$25,136
Deferred	2,820	2,200	4,566

	$(6,351)	$15,814	$29,702

Net cash paid for federal income taxes in 2011, 2010 and 2009 was $1,046,000, $11,100,000 and $9,100,000 respectively.

The actual income tax rate differed from the statutory federal income tax rate applicable to income before income taxes as follows:

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(81.9)	(16.0)	(9.5)
Non-deductible merger-related expenses	7.1
Other, net	0.7	0.1	0.1

	(39.1)%	19.1%	25.6%

The tax effects of the significant temporary differences that give rise to deferred tax liabilities and assets are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax liabilities:
Deferred policy acquisition costs	$35,439	$39,899
Unrealized investment gains	58,362	60,555
Other	8,540	9,528

Total deferred tax liabilities	102,341	109,982

Deferred tax assets:
Unearned premiums	28,421	31,633
Losses incurred	48,867	54,037
Pension plan	19,279	13,525
Alternative minimum tax credit carryforward	8,607	476
Capital loss carryforward		4,881
Other	12,879	14,843

Total deferred tax assets	118,053	119,395

Net deferred tax asset	$15,712	$9,413

A valuation allowance is required to be established for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the benefit of the deferred tax asset will be realized through the generation of future income. Therefore, no such valuation allowance has been established.

As of December 31, 2011 and 2010, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2007 through 2010 were open for examination as of December 31, 2011.

11 – Incentive Plans

The compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $6,389,000, $6,363,000 and $6,300,000 for 2011, 2010 and 2009, respectively with a corresponding income tax benefit of $2,138,000, $2,130,000 and $2,083,000 for 2011, 2010 and 2009, respectively.

Fixed Stock Option Plans

Harleysville Group has an Equity Incentive Plan (EIP) for key employees. Awards may be made in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or any combination of the above. The EIP was amended in 1997, 2006, 2007 and 2010 and limits future awards to an aggregate of 3,500,000 shares of the Company’s common stock, plus the remaining shares under the plan in existence in 1997. Such shares may be authorized and unissued shares or treasury shares. The plan provides that stock options may become exercisable from six months to 10 years from the date of grant with an exercise price not less than fair market value on the date of grant. Options granted normally vest 33 1/3% at the end of one year, 33 1/3% at the end of two years and 33 1/3% at the end of three years from the date of grant, subject to earlier or accelerated vesting in designated situations, including a change-in-control or qualifying retirement of the award holder. SARs have not been material. Time-based restricted stock awards have vesting periods of three to five years and vest 100% at the end of the period. Time-based restricted stock units have vesting periods of three to five years and vest 100% at the end of the period. Some restricted stock and restricted stock unit awards have performance-based vesting requirements and can vest anywhere from 0% to 200% of the number of target shares, depending upon the achievement of such performance goals. Performance-based restricted stock and restricted stock units have vesting periods of three to five years. All of the restricted stock awards and restricted stock unit awards are subject to earlier or accelerated vesting in designated situations, including a change-in-control or qualifying retirement of the award holder.

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

	For the Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	2.58%	2.79%	2.56%
Expected term	5.5 years	5.5 years	5.5 years
Dividend yield	3.96%	3.83%	4.11%
Expected volatility	27.42%	29.32%	29.84%

A summary of share option activity under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2009	1,594,437	$28.18
Granted—2009	544,250	29.18
Exercised—2009	(154,116)	23.36
Forfeited—2009	(72,842)	31.49

Outstanding at December 31, 2009	1,911,729	28.73
Granted—2010	511,790	33.94
Exercised—2010	(434,795)	25.49
Forfeited—2010	(153,363)	32.26

Outstanding at December 31, 2010	1,835,361	30.66
Granted—2011	232,325	36.38
Exercised—2011	(284,874)	30.73
Forfeited—2011	(21,617)	32.29

Outstanding at December 31, 2011	1,761,195	$31.38	6.5	$44,368

Exercisable at:
December 31, 2011	1,078,006	$29.89	5.4	$28,759

The per share weighted-average fair value of options granted during 2011, 2010 and 2009 was $6.58, $6.84 and $5.67, respectively. The total intrinsic value of options exercised was $5,577,000, $4,066,000, and $1,199,000 for 2011, 2010 and 2009, respectively.

The expense to be recorded over the vesting period for restricted stock and restricted stock unit awards is determined utilizing the number of awards granted and the grant date fair market value.

A summary of restricted stock activity under the plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards at January 1, 2009	254,917	$33.34
Granted 2009	86,342	31.03
Vested 2009	(3,931)	32.51
Forfeited 2009	(17,500)	32.17

Restricted stock awards at December 31, 2009	319,828	32.79
Vested 2010	(58,872)	32.67
Forfeited 2010	(30,336)	33.24

Restricted stock awards at December 31, 2010	230,620	32.77
Vested 2011	(144,666)	33.24
Forfeited 2011	(6,465)	32.78

Restricted stock awards at December 31, 2011	79,489	$31.91

The total fair market value of restricted shares which vested during 2011, 2010 and 2009 was $5,723,000, $2,034,000 and $122,000, respectively. In 2009, 15,735 restricted shares granted included a performance condition. No restricted shares were granted in 2011 or 2010.

A summary of restricted stock unit activity under the plan is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Restricted stock unit awards at January 1, 2009	39,480	$37.08
Granted 2009	27,270	34.21

Restricted stock unit awards at December 31, 2009	66,750	35.91
Granted 2010	113,285	36.49
Forfeited 2010	(10,250)	35.76

Restricted stock unit awards at December 31, 2010	169,785	36.31
Granted 2011	133,010	37.40
Vested 2011	(54,918)	37.38
Forfeited 2011	(3,597)	36.27

Restricted stock unit awards at December 31, 2011	244,280	$36.66

The total fair market value of restricted stock units which vested during 2011 was $3,066,000. In 2011 and 2010, respectively, 30,855 and 39,485 of the restricted stock units granted included a performance condition (at target). All of the restricted stock units granted in 2009 included a performance condition (at target).

For share options, restricted stock and restricted stock unit awards granted under the plan, the Company recognized compensation expense of $5,638,000, $5,589,000, and $5,498,000 in 2011, 2010 and 2009, respectively. As of December 31, 2011, the Company’s total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, restricted stock and restricted stock unit awards) granted under the plan was $3,807,000. The cost is expected to be recognized over a weighted average period of 1.7 years.

Other Stock Purchase and Incentive Plans

Harleysville Group Inc. is authorized to issue up to 3,150,000 shares of common stock under the terms of the Amended and Restated Employee Stock Purchase Plan (ESPP). Such shares may be authorized and unissued shares or treasury shares. Virtually all employees are eligible to participate in the plan, under which a participant may elect to have up to 15% of base pay withheld to purchase shares. The purchase price of the stock is 85% of the lower of the beginning-of-the-subscription-period or end-of-the-subscription-period fair market value. Subscription periods run from January 15 through July 14, or July 15 through January 14 in each year. In accordance with the terms of the Merger Agreement with Nationwide described in Note 2 of the Notes to Consolidated Financial Statements, no new subscription period will be commenced after the date of the Merger Agreement (September 28, 2011). In April 2010, the ESPP was amended to establish a 1,000 share purchase limitation per participant per subscription period.

In determining the expense to be recorded for the ESPP, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.11%	0.14%	0.24%
Expected term	6 months	6 months	6 months
Dividend yield	4.21%	4.06%	4.30%
Expected volatility	19.04%	21.43%	43.22%

The weighted-average fair value of options granted under the ESPP was $6.29, $6.08 and $7.07 for 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised under the plan was $340,000, $340,000 and $212,000 for 2011, 2010 and 2009, respectively. Compensation expense of $280,000, $277,000 and $348,000 related to grants under the plan was recognized in 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $12,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a period of one month.

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

The expense to be recorded for the deferred stock units is determined utilizing the number of awards granted and the grant date fair market value. The expense is recognized at the date of grant as the awards are fully vested. In 2011, 2010 and 2009, respectively, there were 15,600, 16,830 and 17,985 units issued under the plan for which $443,000, $493,000 and $450,000 of expense was recognized. The weighted average grant date fair value of units granted during 2011, 2010 and 2009 was $31.89, $32.58 and $27.83 per unit, respectively.

Cash received from option exercises under all share-based payment arrangements for 2011, 2010 and 2009 was $2,622,000, $8,476,000 and $4,721,000, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements was $1,952,000, $1,423,000 and $419,000, respectively, for 2011, 2010 and 2009.

Harleysville Group has incentive bonus plans which include virtually all employees. Cash bonuses are earned on a formula basis depending upon the performance of Harleysville Group and the Mutual Company in relation to certain targets. Harleysville Group’s expense for such plans was $65,000, $5,829,000 and $7,732,000 for 2011, 2010 and 2009, respectively.

12 – Pension and Other Benefit Plans

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

The following table sets forth the year-end status of the plan including the Mutual Company:

	2011	2010
	(in thousands)
Change in benefit obligation
Benefit obligation at January 1	$220,235	$201,960
Interest cost	11,873	11,893
Net actuarial loss	29,144	14,730
Benefits paid	(8,776)	(8,348)

Benefit obligation at December 31	$252,476	$220,235

Accumulated benefit obligation at December 31	$252,476	$220,235

Change in plan assets
Fair value of plan assets at January 1	$159,827	$141,994
Actual return on plan assets	68	18,498
Contributions	8,000	7,400
Benefits paid	(8,494)	(8,065)

Fair value of plan assets at December 31	$159,401	$159,827

Funded status at December 31	$(93,075)	$(60,408)

Harleysville Group portion:
Amount recognized in the statement of financial position	$(57,796)	$(41,418)

Amount recognized in accumulated other comprehensive income:
Net actuarial loss	$68,947	$49,158

The net periodic pension cost for the plan, including the Mutual Company, consists of the following components:

	2011	2010	2009
	(dollars in thousands)
Components of net periodic pension cost:
Interest cost	$11,873	$11,893	$11,478
Expected return on plan assets	(12,469)	(12,080)	(11,980)
Recognized net actuarial loss	6,316	4,581	2,567

Net periodic pension cost (benefit):
Entire plan	$5,720	$4,394	$2,065

Harleysville Group portion	$3,759	$3,101	$1,470

Other changes recognized in other comprehensive income - Harleysville Group portion
Net actuarial (gain) loss arising during the period	$23,939	$5,769	$(5,389)
Recognition of actuarial loss in net periodic benefit cost	(4,150)	(3,233)	(1,827)

Total recognized in other comprehensive income - Harleysville Group portion	$19,789	$2,536	$(7,216)

Total recognized in net periodic benefit cost and other comprehensive income	$23,368	$5,637	$(5,746)

Additional information:
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.60%	5.50%	6.00%

Weighted-average assumptions used to determine net cost for years ended December 31:
Discount rate	5.50%	6.00%	6.20%
Expected return on plan assets	8.25%	8.25%	8.25%

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost in 2012 are as follows: net actuarial loss $6,785,000.

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

Fair value measurements are determined under the three-level hierarchy consistent with the methodologies discussed in Note 4.

At December 31, 2011, the independent pricing service provided a fair value estimate for all of the pension plan investments classified as Level 1 investments within the fair value hierarchy and approximately 97% of the pension plan investments classified as Level 2 estimates within the fair value hierarchy. The fair value of all Level 2 securities is based on observable market inputs.

The following is a summary of the fair value of major categories of plan assets as of December 31, 2011 and December 31, 2010:

		Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Asset Category
Cash and cash equivalents	$5,314	$5,314
Equity securities:
Institutional Total Stock Market Fund (a)	91,829	91,829
FTSE All World Ex U.S. Fund (b)	22,310	22,310
Fixed income securities:
U.S. Treasury securities	14,562	14,562
Obligations of U.S. government corporations and agencies	1,965		$1,965
Corporate bonds (c)	17,155		17,155
Mortgage-backed securities	6,099		6,099
Other investment:
Venture capital fund (d)	24			$24

Total Asset Category	$159,258	$134,015	$25,219	$24

		Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Asset Category
Cash and cash equivalents	$8,300	$8,300
Equity securities:
Institutional Total Stock Market Fund (a)	96,418	96,418
FTSE All World Ex U.S. Fund (b)	23,505	23,505
Fixed income securities:
U.S. Treasury securities	9,324	9,324
Obligations of U.S. government corporations and agencies	2,980		$2,980
Corporate bonds (c)	13,827		13,827
Mortgage-backed securities	5,216		5,216
Other investment:
Venture capital fund (d)	43			$43

Total Asset Category	$159,613	$137,547	$22,023	$43

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

As of December 31, 2011 and 2010, the pension plan also includes net assets of $143,000 and $214,000, respectively, primarily related to accrued investment income receivable at that date.

The following table presents additional information about assets measured at fair value on a recurring basis for which significant unobservable inputs were used to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31,
	2011	2010
	Venture Capital Fund
	(in thousands)
Balance at the beginning of the year	$43	$103
Actual return on plan assets:
Relating to assets still held at the reporting date	(19)	(60)

Balance at the end of the year	$24	$43

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension plan portfolio. This resulted in the selection of the 8.25% long-term rate of return on assets assumption.

Cash Flows

The expected 2012 contribution to the pension plan is $12,703,000, of which $11,580,000 is Harleysville Group’s expected portion.

The following benefit payments are expected to be paid:

	December 31,
	Total Plan	Harleysville Group’s Portion
2012	$9,373,000	$6,186,000
2013	9,887,000	6,525,000
2014	10,534,000	6,952,000
2015	11,078,000	7,311,000
2016	11,593,000	7,651,000
2017-2021	67,338,000	44,443,000

Harleysville Group has a profit-sharing plan covering qualified employees. Harleysville Group’s expense under the plan was $1,959,000, $2,140,000 and $2,834,000 for 2011, 2010 and 2009, respectively. The plan also requires a Company core contribution, equal to 4% of salary in 2011 and 2010 and 5% of salary in 2009, to be automatically contributed to all eligible employees’ accounts on a biweekly basis regardless of the employees’ salary deferral amounts into the plan. Harleysville Group’s expense for the Company core contribution was $2,988,000, $3,051,000 and $3,957,000 in 2011, 2010 and 2009, respectively.

13 – Segment Information

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

Financial data by segment is as follows:

	2011	2010	2009
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$592,910	$676,740	$690,116
Personal lines	211,598	189,610	168,384

Total premiums earned	804,508	866,350	858,500
Net investment income	95,401	103,313	106,649
Realized investment gains, net	75,478	597	2,293
Other	19,772	16,012	13,178

Total revenues	$995,159	$986,272	$980,620

Income before income taxes:
Underwriting gain (loss):
Commercial lines	$(79,820)	$(16,203)	$1,196
Personal lines	(63,901)	(10,700)	2,610

SAP underwriting gain (loss)	(143,721)	(26,903)	3,806
GAAP adjustments	(16,418)	(229)	384

GAAP underwriting gain (loss)	(160,139)	(27,132)	4,190
Net investment income	95,401	103,313	106,649
Realized investment gains, net	75,478	597	2,293
Other	5,521	5,934	2,866

Income before income taxes	$16,261	$82,712	$115,998

The GAAP adjustment of $16,418,000 for 2011 includes the impact on deferred acquisition costs related to the ceding commission paid in January 2011 of $6,998,000 related to the change in the intercompany pooling agreement as described in Note 3 of the Notes to Consolidated Financial Statements. The impact was all in commercial lines.

14 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	2011	2010	2009
	(dollars in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$22,612	$66,898	$86,296

Denominator for basic earnings per share – weighted-average shares outstanding	27,491,906	27,521,016	27,956,227
Effect of stock incentive plans	387,165	206,887	171,075

Denominator for diluted earnings per share	27,879,071	27,727,903	28,127,302

Basic earnings per share	$.82	$2.43	$3.09

Diluted earnings per share	$.81	$2.42	$3.07

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

	2010	2009
	(in thousands)
Number of options	921	565

Net income per basic and diluted share for 2011 excluded the allocation of $107,000 of undistributed losses to participating share-based awards, since such allocation would result in anti-dilution of basic and diluted earnings per share.

15 – Quarterly Results of Operations (Unaudited)

	2011
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total
Revenues	$245,522	$230,667	$228,179	$290,791	$995,159
Losses and expenses	220,028	256,065	269,999	232,806	978,898
Net income (loss)	18,227	(11,328)	(24,797)	40,510	22,612
Earnings per common share:
Basic net income (loss)	$.67	$(.43)	$(.92)	$1.47	$.82
Diluted net income (loss)	$.66	$(.43)	$(.92)	$1.44	$.81

	2010
	(in thousands, except per share data)
	First	Second	Third	Fourth	Total
Revenues	$238,957	$243,506	$249,799	$254,010	$986,272
Losses and expenses	229,022	222,501	224,069	227,968	903,560
Net income	8,050	17,054	20,829	20,965	66,898
Earnings per common share:
Basic net income	$.29	$.61	$.76	$.77	$2.43
Diluted net income	$.29	$.61	$.76	$.76	$2.42

16 – Contingencies

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

Harleysville Group is also subject to two class action lawsuits in connection with the Merger Agreement with Nationwide described in Note 2 of the Notes to Consolidated Financial Statements. The Company does not believe that the ultimate liability associated with these lawsuits will have a material adverse effect on its financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company’s financial condition and results of operations in the future.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harleysville Group Inc.:

We have audited the accompanying consolidated balance sheets of Harleysville Group Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harleysville Group Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harleysville Group Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, PA

March 14, 2012

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Harleysville Group Inc. and its subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the control criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that Harleysville Group’s internal control over financial reporting is effective as of December 31, 2011.

The independent registered public accounting firm of KPMG LLP, as auditors of Harleysville Group’s consolidated financial statements, has issued an attestation report on the effectiveness of Harleysville Group’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in Harleysville Group’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, Harleysville Group’s internal control over financial reporting.

/S/ MICHAEL L. BROWNE	/S/ ARTHUR E. CHANDLER
Michael L. Browne	Arthur E. Chandler
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

March 14, 2012

Attestation Report of the Registered Public Accounting Firm (see next page)

Item 9B.	Other Information.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Harleysville Group Inc.:

We have audited Harleysville Group Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harleysville Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Harleysville Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on “criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harleysville Group Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 14, 2012

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Company’s Board of Directors currently consists of eight directors: Barbara A. Austell, W. Thacher Brown, Michael L. Browne, G. Lawrence Buhl, Mirian M. Graddick-Weir, Jerry S. Rosenbloom, William W. Scranton III (Chairman), and William E. Storts.

Corporate Governance Practices

In order to promote the highest standards of management for the benefit of stockholders, the Board of Directors of Harleysville Group follows certain governance practices regarding how the Board conducts its business and fulfills its duties. The Company’s Board of Directors’ Governance Principles may be accessed through the Governance section of the Company’s website (http://www.harleysvillegroup.com). Among these practices are:

Board Size, Composition, and Independence

The Board is currently comprised of seven independent non-employee directors and one employee director, Michael L. Browne, who is the President and Chief Executive Officer (CEO) of the Company. Historically, the Board has concluded that the Board should consist of at least seven directors and that, because some members of the Board are also members of the Board of the Mutual Company, the total number of individuals comprising the boards of the Mutual Company and Harleysville Group should be no more than 12. The Board further believes that of the maximum total board membership, no more than three should be employee directors, with the remainder being independent directors as defined by the NASDAQ corporate governance rules.

The Board has determined that no non-employee director has a relationship with the Company that impairs his or her independence, and therefore, has determined that all of its non-employee directors are independent. In assessing the independence of Board members, the Board considers the independence requirements under the NASDAQ corporate governance rules and the absence of any related person transactions between the individual and the Company. In addition, the Company’s Board of Directors’ Governance Principles provide that no member of the Board may serve as an independent director on more than three other boards of for-profit companies.

Qualifications and Skills of Directors and Director Nominees

The Nominating and Corporate Governance Committee, with input from the Chairman of the Board and the CEO, screens director candidates and evaluates the qualification and skills applicable to the Company of the existing members of the Board. In overseeing the nomination of candidates for election, and the qualifications and skills of incumbent directors, the Nominating and Corporate Governance Committee, and subsequently the Board, seeks qualified individuals with outstanding records of success in their chosen careers, the skills to perform the role of director, and the time and motivation to perform as a director. Directors are expected to bring specialized talents to the Board that add value to the Board’s deliberative process and advance the business goals and social consciousness of the Company. Directors are expected to be knowledgeable about profit-making enterprises and the elements necessary for such enterprises to be successful. The Board has determined that insurance industry expertise, financial and investment experience, and governmental experience are generally useful qualifications for directors, and the composition of the Board reflects such assessment. All of the incumbent directors exhibit outstanding records of success in their chosen careers and have demonstrated their ability to devote the time and energy necessary to serve on the Board and to advance the business goals and strategies of the Company. The directors have the following additional qualifications and skills that make them productive members of the Board:

•	Barbara A. Austell - significant operational finance and investment banking expertise

•	W. Thacher Brown - investment advisory expertise

•	Michael L. Browne - current CEO of the Company, and distinguished legal career and former government service

•	G. Lawrence Buhl - financial and accounting expertise, with specific experience in the insurance industry

•	Mirian M. Graddick-Weir - substantial experience leading the human resources function of a global company

•	Jerry S. Rosenbloom - distinguished academic career focused on insurance and risk management, and extensive board membership and consultancy experience in the insurance industry

•	William W. Scranton III - former lieutenant governor of Pennsylvania, and significant financial and business acumen and expertise

•	William E. Storts - significant information technology, financial and business acumen and expertise

Attendance at Directors’ and Stockholders’ Meetings

Directors are expected to attend all meetings of the stockholders, the Board, and the Committees on which they serve.

Director Retirement or Resignation

It is Board policy that if a director resigns or retires from his or her primary employment, that such director cannot continue to serve on the Board unless the Nominating and Corporate Governance Committee and the Chairman of the Board request the individual to remain as a director. Pursuant to the Company’s By-Laws, each director must retire from the Board at the first annual meeting following his or her 72nd birthday.

Stock Ownership

The Company established stock ownership guidelines in 2002 that are now effective for all current directors, and will be effective for newly elected directors five years after being first elected to the Board. Under these guidelines, each non-employee director is expected to beneficially own an amount of the Company’s common stock having a value equal to at least five times the then current annual retainer. To assist the non-employee directors in attaining this goal, the Company grants Deferred Stock Units to non-employee directors.

Leadership

Currently the roles of non-executive Chairman of the Board and CEO of the Company are split. The Board retains the right to exercise its judgment to combine the roles of Chairman of the Board and CEO. The Company believes that the Chairman of the Board, William W. Scranton III, has significant leadership experience, including executive experience in both business and government, that positions him well to lead the Board. Further, Mr. Scranton’s leadership provides an independent viewpoint in leadership of the Board.

Risk Oversight

In April 2009, the Board formed a separate Risk Committee of the Board. Its members are Jerry S. Rosenbloom (Chair), Michael L. Browne (CEO), G. Lawrence Buhl (Audit Committee Chair), William W. Scranton III (Chairman), William E. Storts, and Michael L. Lapeyrouse (a member of the Mutual Company Board). The Risk Committee oversees the Company’s establishment and implementation of standards, operational processes, controls, limits, guidelines, and policies relating to the assessment and management of risks that could have a material impact on the Company, and advises the Board of Directors as to the Company’s enterprise risk management. The Risk Committee reviews the enterprise risk management policies of the Company, including, but not limited to: (i) the Company’s risk tolerance; (ii) the risk governance structure; and (iii) the effectiveness of the risk management procedures and how they support the business strategy of the Company. In addition, the Risk Committee - in combination with the other Committees of the Board - has the authority to review the Company’s risk exposure as it relates to capital adequacy, earnings, competition, and compliance with the Company’s risk policies covering financial risk; regulatory risk; strategic risk; operational risk; competition risk; management risk; compensation risk; investment and counterparty risk; and underwriting risk.

The Board believes that the Risk Committee membership must always include a member of the Board’s Audit Committee to assure communication and coordination of the risk oversight responsibilities of the Audit Committee and the Risk Committee.

CEO Performance Evaluation

The independent directors of the Company annually review the CEO’s performance. Each such director provides an evaluation of the CEO’s performance to the Chair of the Compensation and Personnel Development Committee, who compiles a report of the reviews of the independent directors. The independent directors then meet in an executive session to discuss the CEO’s performance and to agree on the content of the appraisal, which the Chair of the Compensation and Personnel Development Committee later reviews with the CEO.

Code of Conduct

The Board of Directors, through the Nominating and Corporate Governance Committee, has established and oversees compliance with a Code of Conduct for Directors, Officers and Employees and a Code of Ethics for Senior Financial Officers meeting the requirements of the Securities and Exchange Commission (SEC) and the NASDAQ corporate governance rules. These are posted in the Governance section of the Company’s website (http://www.harleysvillegroup.com). The Company will provide a copy of either code to any person upon request and without charge. Requests should be addressed to the Nominating and Corporate Governance Committee, Harleysville Group Inc., 355 Maple Avenue, Harleysville, PA 19438-2297, with the words “Request for Codes” placed on the lower left-hand corner of the envelope. The Company intends to disclose waivers from, and amendments to, the Code of Conduct and the Code of Ethics on its website. In addition, in accordance with the SEC rules and NASDAQ listing requirements, the Company also intends to disclose on a Form 8-K any material amendments to the Code of Conduct and any waivers from the Code of Conduct that are granted to directors or executive officers.

Board Effectiveness Assessment

Annually, the Nominating and Corporate Governance Committee conducts an assessment of the Board’s effectiveness and makes a report on that subject to the Board. That Committee also reviews and makes recommendations to modify the Company’s corporate governance practices. All standing Committees also conduct annual self-assessments and report such self-assessments to the Board.

Director Compensation

In order to attract and retain qualified board members, the Company believes its director compensation should be competitive with the compensation of directors at peer companies. Directors’ fees are determined by the Compensation and Personnel Development Committee, after consultation, as appropriate, with a compensation consultant. Please see page 121 for a description of the directors’ fees paid during 2011.

Board Agendas and Meetings

A Board calendar for each year is prepared in advance, which establishes the dates of regularly scheduled meetings and certain items to be addressed by the Board. Additional items are added by the Chairman or CEO. Each director is free to suggest items for an agenda, and each director is free to raise a subject at any Board meeting that is not on the agenda for that meeting. The Board reviews and approves Harleysville Group’s yearly operating plan and specific financial goals for each year, and the Board monitors performance throughout the year. The Board also reviews long-range strategic issues at regular Board meetings, as well as at periodic meetings devoted solely to strategic issues.

Executive Sessions of Independent Directors

The independent directors meet in executive session without the CEO in attendance. Executive sessions of the independent directors are scheduled at each regular Board meeting, Audit Committee meeting, Compensation and Personnel Development Committee meeting, and Nominating and Corporate Governance Committee meeting, as well as at most other Committee meetings. The non-executive Chairman of the Board presides at the executive sessions of the Board.

Access to Management and Independent Advisers

The independent directors have access to management and, as necessary and appropriate, independent advisers.

The Board and its Committees

Board and Committee Meetings

The following table shows each standing Board Committee.

BOARD COMMITTEE MEMBERS AS OF DECEMBER 31, 2011

Name	Audit	Compensation and Personnel Development	Nominating and Corporate Governance	Risk	Coordinating	Executive/ Strategy	Finance and Investment
Barbara A. Austell	X				X		X
W. Thacher Brown	X	X				X	X*
Michael L. Browne				X		X	X
G. Lawrence Buhl	X*			X		X
Mirian M. Graddick-Weir		X*	X		X	X
Jerry S. Rosenbloom		X	X	X*		X
William W. Scranton III		X	X	X		X*	X
William E. Storts	X			X	X*		X

*	Denotes Chairperson of the Committee.

Biographies of Directors

Barbara A. Austell (age 58) became a director of Harleysville Group in 2007. She served as senior vice president of finance and treasurer of ARAMARK Corporation from 1996 to 2004. Prior to that, she was with J.P. Morgan & Co., Inc. for 21 years, most recently as managing director - investment banking. Ms. Austell currently serves on the boards of Williams College, the Mann Center for the Performing Arts, and The Pennsylvania Ballet.

W. Thacher Brown (age 64) was elected a director of the Mutual Company in 1994 and a director of Harleysville Group in 2002. He had been president of 1838 Investment Advisers, LLC from 1988 until 2004. Mr. Brown had been president of MBIA Asset Management LLC and a director of MBIA Insurance Company Inc. from 1998 until 2004. He is a director of Rivus Bond Fund and was a director of Airgas, Inc. from 1989 until 2010.

Michael L. Browne (age 65) was elected a director of Harleysville Group in 1986 and served as its non-executive chairman of the board in 2003. In 2003, he was also elected as a director and appointed as the non-executive chairman of the board of the Mutual Company. He held such non-executive chairman of the board positions until he was appointed as chief executive officer of Harleysville Group and president and chief executive officer of the Mutual Company in February 2004. In January 2005, Mr. Browne was appointed president of Harleysville Group. Mr. Browne served on active duty in the United States Marine Corps from 1968-1971, was a Marine infantry platoon leader in Vietnam, and attained the rank of captain. From 1975 to 1977, he was special assistant to U.S. Secretary of Transportation, William T. Coleman, Jr., and from 1976 to 1977, he also served as U.S. Deputy Under Secretary of Transportation. From 1980 to 1983, Mr. Browne was the Insurance Commissioner of the Commonwealth of Pennsylvania. In 1983, he joined the law firm of Reed Smith LLP as a partner. Mr. Browne was the managing partner of its Delaware Valley regional office from 1993 until 2001, when he became head of Reed Smith’s international insurance practice, a position he held until 2004. Mr. Browne currently is a member of the Board of Trustees of The Institutes, the Board of Directors of the Property Loss Research Bureau, the Board of Governors of the Property Casualty Insurers Association of America, the Board of Directors of the Insurance Federation of Pennsylvania, and the

Board of Directors of Insurance Information Institute. He was a member of the Board of Directors of Harleysville National Corporation from 2008 to 2009.

G. Lawrence Buhl (age 65) was elected a director of Harleysville Group in 2004 and elected a director of the Mutual Company in 2005. In 2003, Mr. Buhl retired from Ernst & Young after serving 35 years with the firm. He served as regional director for insurance services in Ernst & Young’s Philadelphia office as well as for both the Baltimore and New York offices. For 24 of his years with Ernst & Young, Mr. Buhl was an audit partner performing extensive work for the Pennsylvania Insurance Department and many insurance companies. He is on the Board of Sponsors of Loyola University Maryland Sellinger School of Business and Management. He is also a director of Assured Guaranty, Ltd., for which he served as chairman of its audit committee from 2004 to 2011 and has served as a member of its finance, compensation, and governance and nominating committees, chairing the last since 2011.

Mirian M. Graddick-Weir (age 57) was elected a director of Harleysville Group in 2000. Currently, Ms. Graddick-Weir serves as executive vice president of human resources for Merck. Prior to that, she was executive vice president for human resources at AT&T Corp., a position she assumed in 1999. Ms. Graddick-Weir was also the vice president at AT&T for various human resource responsibilities since 1994. Prior to that, she held various executive positions with AT&T, where she commenced working in 1981.

Jerry S. Rosenbloom (age 72) has been a director of the Mutual Company since 1995 and a director of Harleysville Group since 1999. Dr. Rosenbloom is the Frederick H. Ecker Emeritus Professor of Insurance and Risk Management and Academic Director of the Certified Employee Benefit Specialist Program at the Wharton School of the University of Pennsylvania, a position he has held since 1976. He also served as Chairman of the Department of Insurance and Risk Management at Wharton from 1989 until 1994. Dr. Rosenbloom was a trustee of MBIA Claymore Closed End Municipal Bond Fund (a mutual fund) from 2004 to 2006, and is a trustee of Century Funds (a mutual fund). He serves on the Board of Directors of the American Institute for Property and Liability Underwriters. He also is on the Board of Directors of the S. S. Huebner Foundation for Insurance Education.

William W. Scranton III (age 64) was elected a director of Harleysville Group in 2004 and has served as the non-executive Chairman of the Board since that time. He was first elected as a director of the Mutual Company in 1999 and was appointed as the non-executive Chairman of the Board of the Mutual Company in 2004. Mr. Scranton was lieutenant governor of the Commonwealth of Pennsylvania from 1980 to 1988 and is currently manager of the Scranton Family Office.

William E. Storts (age 68) was elected a director of the Mutual Company in 2001 and elected a director of Harleysville Group in 2007. In 2000, Mr. Storts retired as a senior executive of Accenture. Prior to his retirement, he was a managing partner in the Global Financial Services Market Unit. Mr. Storts is currently the Chairman of Darby Oaks Family Farms LLC. He also serves as an independent director of R.C. Olmstead, Inc. and as a member of the Board of Directors for Ocean Pointe II Condominium Association, Inc.

Audit Committee

The Audit Committee consists of at least three members, all of whom satisfy the definition of independent director established by both NASDAQ and state insurance regulatory requirements. Each member is financially knowledgeable as required by NASDAQ and also satisfies the SEC additional independence requirements for members of audit committees. The Audit Committee currently is comprised of four individuals: G. Lawrence Buhl (Chair), Barbara A. Austell, W. Thacher Brown, and William E. Storts, each of whom has been determined by the Board of Directors to be an “audit committee financial expert” as defined by SEC rules and NASDAQ corporate governance requirements. The Audit Committee:

•	oversees corporate accounting policies, reporting practices, audits, and the quality and integrity of the financial reports;

•	reviews the internal audit function;

•	facilitates free and open communication among the directors, the independent auditor, the internal auditors, and the Company’s financial management;

•	establishes procedures for the receipt and investigation of complaints regarding accounting and auditing matters pursuant to Section 301 of the Sarbanes-Oxley Act; and

•	performs other specific duties to accomplish the above as set forth in its charter.

The Audit Committee annually pre-approves the annual audit engagement and pre-approves any additional audit-related or non-audit services, as necessary, provided by the Company’s independent registered public accounting firm. The delegation by the Audit Committee of pre-approval of additional services provided by the Company’s independent registered public accounting firm is as follows: The Chair of the Audit Committee or, if he is not available, any member of the Audit Committee may pre-approve any additional services to be provided by the Company’s independent registered public accounting firm, as long as the type of services meets the applicable standards set forth in the Company’s Pre-Approval Policy. In the event of such approval, the full Audit Committee is informed of such action at its next meeting. With regard to non-audit services, the pre-approval requirement does not apply if: (1) the aggregate amount of all such services provided constitutes no more than 5% of the total amount of revenues paid by the Company to its registered public accounting firm during the fiscal year in which the services are provided; (2) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (3) such services are promptly brought to the attention of the Audit Committee and approved by the Audit Committee or by its Chair prior to the completion of the audit.

Compensation and Personnel Development Committee

The Compensation and Personnel Development Committee consists of five members: Mirian M. Graddick-Weir (Chair), W. Thacher Brown, Jerry S. Rosenbloom, William W. Scranton III, and Ellen M. Dunn (a member of the Mutual Company Board). The Compensation and Personnel Development Committee:

•	is comprised exclusively of independent directors as defined in the NASDAQ listing requirements and SEC requirements;

•	approves compensation for the executive officers, other than the CEO, and makes recommendations to the Board on compensation for the CEO, after consultation with all independent directors;

•	recommends director compensation, with input and review from the Nominating and Corporate Governance Committee, for approval by the Board;

•	determines participants in, establishes awards under, and approves payouts under the Company’s incentive plans, including the Senior Executive Incentive Compensation Plan;

•	grants awards of Stock Options, Restricted Stock, Stock Appreciation Rights, and Restricted Stock Units under the Amended and Restated Equity Incentive Plan;

•	monitors compliance by officers with the Company’s stock ownership guidelines;

•	oversees the annual review of the CEO’s performance;

•	oversees Harleysville Group’s management development and succession program;

•	reviews and determines compensation policies; and

•	has the authority to retain and dismiss compensation consultants.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of five members: Ellen M. Dunn (a member of the Mutual Company Board who also serves as Chair of the Committee), Mirian M. Graddick-Weir, Jerry S. Rosenbloom, William W. Scranton III, and Michael L. Lapeyrouse (a member of the Mutual Company Board). The Nominating and Corporate Governance Committee:

•	is comprised exclusively of independent directors as defined in the NASDAQ listing requirements and SEC requirements;

•	has formal written procedures addressing the director nomination process;

•	considers and recommends nominees for election as a director to the Board;

•	considers recommendations for nominees for election as a director from stockholders who submit such recommendations in writing as described below;

•	considers and recommends members for appointment to the Committees except the Nominating and Corporate Governance Committee;

•	assesses the effectiveness of the Board and corporate governance practices;

•	recommends new corporate governance practices to the Board; and

•	oversees establishment and compliance with the Code of Conduct for Directors, Officers and Employees and the Code of Ethics for Senior Financial Officers.

Security Holder Communication Process

Stockholders may communicate with Board members by sending letters to them, either by regular U.S. Mail or express delivery service. Letters may be addressed to an individual Board member or to a specific Committee Chair at 355 Maple Avenue, Harleysville, PA 19438-2297. The actual letter should be enclosed in an inner envelope. Attached to that envelope should be a cover page setting forth the amount of stock owned by the sender and whether the sender owns the shares directly or in a nominee (or street) name. If the latter, a recent statement from the broker or custodian setting forth the amount of securities owned should accompany the letter. The envelope containing the letter and the cover page on stock ownership should be placed in an outer envelope, which should be mailed to the Company with the legend “Security Holder Communication” in the lower left-hand corner. Company personnel will open the outer envelope and determine if the sender is a security holder. If so, the inner envelope will be forwarded to the Director so designated. If a letter is addressed to the “Audit Committee Chair c/o Chief Compliance Officer,” it is presumed to be a complaint to the Audit Committee and will be handled as set forth in the Company’s “Audit Committee Complaints Procedures and Whistleblower Protection Policy.”

EXECUTIVE OFFICERS

The executive officers of the Company as of March 9, 2012 were:

Name	Age	Title
Michael L. Browne	65	President & Chief Executive Officer
Arthur E. Chandler	55	Senior Vice President & Chief Financial Officer
Allan R. Becker	53	Senior Vice President & Chief Actuary
Thomas E. Clark	51	Senior Vice President, Field Operations
Mark R. Cummins	55	Executive Vice President, Chief Investment Officer & Treasurer
Arnold F. Herenstein	63	Senior Vice President & Chief Information Officer
Beth A. Friel	38	Senior Vice President, Human Resources & Senior Vice President, Claims
Robert A. Kauffman	48	Senior Vice President, Secretary, General Counsel & Chief Compliance Officer
Theodore A. Majewski	60	Senior Vice President, Personal Lines; President and Chief Operating Officer of Harleysville Life Insurance Company
Kevin M. Toth	38	Senior Vice President & Chief Underwriting Officer

Michael L. Browne is president and CEO of Harleysville Group and the Mutual Company. Please see pages 92-93 for additional biographical information.

Arthur E. Chandler was named senior vice president and chief financial officer in April 2005. Prior to that, he was senior vice president of financial controls for XL America, and he had been chief financial officer for Kemper Insurance’s casualty division. Mr. Chandler also spent nearly 20 years with CIGNA in various financial positions.

Allan R. Becker became senior vice president and chief actuary of Harleysville Group and the Mutual Company in October 2005. Before joining Harleysville, he was vice president and senior actuary for ACE USA. During his 18 years with ACE USA and its predecessor CIGNA Property and Casualty, Mr. Becker held a variety of actuarial management roles. He holds the FCAS and MAAA designations.

Thomas E. Clark was named senior vice president for Harleysville Group and the Mutual Company in charge of branch and subsidiary operations in March 2004. Before that, he was in charge of branch operations and had been resident vice president for the New Jersey operations of Harleysville Group and the Mutual Company since July 2000. From 1995 through 2000, he worked for Fireman’s Fund Insurance Company as a business segment leader.

Mark R. Cummins is executive vice president, chief investment officer, and treasurer of Harleysville Group and the Mutual Company and has been in charge of the investment and treasury function since 1992.

Beth A. Friel was appointed senior vice president of claims for Harleysville Group and the Mutual Company in January 2012. Additionally, she has been senior vice president of human resources since February 2009. She joined Harleysville in August 2006 as assistant vice president and assistant general counsel and served as vice president, human resources from April 2008 until February 2009. Before that, Ms. Friel was an attorney in the labor and employment department of the law firm of Montgomery, McCracken, Walker & Rhoads, LLP.

Arnold F. Herenstein became senior vice president and chief information officer of Harleysville Group and the Mutual Company in July 2011. Prior to joining Harleysville, he was vice president of information technology at OneBeacon Insurance in Massachusetts.

Robert A. Kauffman has been senior vice president, secretary and general counsel of Harleysville Group and the Mutual Company since November 2004. In February 2009, he was named chief compliance officer. Before joining Harleysville, he had been an equity partner in the law firm of Reed Smith LLP in Philadelphia. He also served as an Assistant United States Attorney in the criminal and asset forfeiture divisions of the United States Attorney’s Philadelphia office.

Theodore A. Majewski was named senior vice president, personal lines for Harleysville Group and the Mutual Company in June 2003. Mr. Majewski also was appointed president and chief operating officer of Harleysville Life Insurance Company, a wholly owned subsidiary of the Mutual Company, in April 2008. Prior to joining Harleysville, Mr. Majewski was, among other senior management positions, the chief underwriting director of Encompass Insurance Company (formerly CNA).

Kevin M. Toth was appointed senior vice president and chief underwriting officer of Harleysville Group and the Mutual Company in February 2009. He joined Harleysville in January 2005 as vice president, associate general counsel, and chief litigation counsel and served as senior vice president, claims for Harleysville Group and the Mutual Company from July 2005 until February 2009. Before that, Mr. Toth was an attorney in the litigation department of the law firm of Reed Smith LLP.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), requires the Company’s directors, executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities (10% Holders) to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities of the Company. Directors, officers, and 10% Holders are required by the regulations under the Exchange Act to file all Section 16(a) reports electronically and to provide the Company with notice of all of the Section 16(a) reports, which they file. Based solely upon a review of the Section 16(a) reports filed electronically and the representations made by the reporting persons to the Company, the Company believes that its directors, officers, and 10% Holders complied with the filing requirements under Section 16(a) of the Exchange Act during 2011.

AUDIT COMMITTEE REPORT

Prior to release of the Company’s consolidated financial statements for 2011, which are included on pages 53-85 of this annual report on Form 10-K, the Audit Committee met and held discussions with management and KPMG LLP (KPMG), the independent registered public accounting firm, regarding the fair and complete presentation of the Company’s results. Management represented to the Committee that the Company’s consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, and the Committee reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm. The Committee discussed with KPMG matters required to be discussed by Statement on Auditing Standards No. 61, as amended, Communication With Audit Committees.

In addition, the Audit Committee has discussed with KPMG the firm’s independence from the Company and its management, including the matters in the written disclosures required by the Public Company Accounting Oversight Board Ethics and Independence Rule 3526, Communications with Audit Committees Concerning Independence. The Audit Committee also considered whether KPMG’s provision of other non-audit services to the Company is compatible with the firm’s independence. The Audit Committee has concluded that KPMG is independent from the Company and its management.

The Audit Committee discussed with the Company’s internal auditor and the independent registered public accounting firm the overall scope and plans for their respective audits. The Audit Committee met with the internal auditors and the independent registered public accounting firm, with and without management present, to discuss the results of their examinations, the evaluations of the Company’s internal controls and procedures, and the overall quality of the Company’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in this annual report on Form 10-K.

Management is responsible for the Company’s financial reporting process and for the preparation of its consolidated financial statements in accordance with U.S. generally accepted accounting principles. KPMG is responsible for auditing those consolidated financial statements. The Audit Committee’s responsibility is to monitor and review these processes. It is not the Audit Committee’s responsibility to conduct auditing or accounting reviews or procedures. Therefore, in approving the inclusion of the audited consolidated financial statements in this Annual Report on Form 10-K, the Audit Committee has relied on management’s representation that the consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and on the reports of KPMG included in this annual report on Form 10-K.

Submitted by the Audit Committee:

G. Lawrence Buhl, Chair

Barbara A. Austell

W. Thacher Brown

William E. Storts

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The Company embraces a “pay for performance” philosophy that is designed to reward executives for driving organizational performance and creating shareholder value. Specifically, the compensation program supports the achievement of specific performance targets through articulated goals that reflect the Company’s strategic priorities and business focus and enables the Company to compete for talented and experienced staff with companies of similar size or in similar lines of business.

Named Executive Officer (NEO) compensation consists of a mix of base salary, annual incentive cash compensation, and time and performance-based equity compensation. The Compensation and Personnel Development Committee of the Board of Directors (Compensation Committee) targets the median of the benchmark companies’ compensation for the Named Executive Officers. The Compensation Committee believes the median represents a total compensation package that is competitive within the property/casualty insurance industry without responding to more extreme compensation decisions by individual benchmark companies.

The Compensation Committee reviews, on a retrospective basis, the relationship between Company performance and actual compensation of the Named Executive Officers as compared to the benchmark companies (when information regarding the benchmark companies becomes available). To evaluate Company performance, the Compensation Committee evaluates a number of performance metrics, including net written premium growth; operating income growth; return on equity (ROE); combined ratio; and relative total shareholder return (TSR). Over the past few years, this analysis has confirmed that the Company’s relative performance on key metrics is aligned with relative earned compensation as compared to the executive officers of the peer group companies.

Each year the Compensation Committee also reviews target pay levels of the peer group as part of its benchmarking review in order to help its determination of Named Executive Officers’ target compensation for the following year. Because of the pendency of the proposed Merger with Nationwide, and the limitations imposed by the Merger Agreement on making compensation changes, however, the Compensation Committee did not obtain or review any peer group benchmarking data in October 2011. References in this Compensation Discussion and Analysis to peer group comparisons are based on the review performed in October 2010, which informed the Committee’s compensation decisions for 2011, and in some cases on prior reviews.

In addition to working to align Named Executive Officer compensation with Company performance and peer benchmarking, the Company has continued several compensation practices that the Committee believes represent strong corporate governance:

•

The Company believes the focus of its compensation programs should be on providing competitive compensation to officers during their employment with the Company. Therefore, the Company does not have standard severance arrangements with its Named Executive Officers, and provides post-termination payments only in the event of a change in control.

•

The Company’s compensation practices are aligned with those of its peer group companies, although its base salary component is lower than the peer group companies for all Named Executive Officers other than the CEO and higher than the peer group companies in use of equity compensation.

•

The Company provides protection to its senior executives by providing Change-in-Control Agreements; benefits are paid on a double-trigger basis (generally, consummation of a change in control transaction followed by termination of employment by the Company for reasons other than “Cause” or “Disability” or termination by the executive for “Good Reason”). The Company believes that Change in Control Agreements provide a necessary incentive to executives to join and then remain with the Company in times of substantial change or uncertainty and are necessary to maintain the Company’s competitive position in its industry. The proposed merger transaction with Nationwide’s subsidiary will constitute a change in control of the Company under such Change in Control Agreements. See pages 1-2 for more information.

The Company’s proxy statement for its 2011 Annual Meeting included a separate shareholder advisory proposal to approve the 2010 compensation of the Named Executive Officers as disclosed in such proxy statement pursuant to Item 402 of Regulation S-K (say-on-pay), and a separate “say-on-frequency” shareholder proposal with a recommendation to hold the advisory say-on-pay vote every year. Approximately 95% of the shares authorized to vote were represented at the 2011 Annual Meeting and approximately 94% of the votes cast on the say-on-pay proposal were votes for approval. The Mutual Company, the parent of the Company, owns approximately 53% of the outstanding shares, but the approval reflected support by a majority of the remaining stockholders as well. The Compensation Committee did not take the results of the 2011 Annual Meeting say-on-pay vote into account in establishing 2011 compensation. Given the pendency of the Merger with Nationwide, the results of the say-on-pay vote are not expected to have any impact on 2012 compensation decisions.

The Board of Directors has determined that the Company will provide an advisory say-on-pay vote on an annual basis at any future meeting at which directors are to be elected. This follows the stockholder advisory say-on-frequency vote results.

Compensation Philosophy

The Company provides a mix of fixed and variable compensation that is intended to motivate and retain talented executives and support the achievement of a high-performance culture. In order to achieve these strategic goals, the Company has identified principles that guide its management compensation program. The program is designed to:

•	attract, retain, and motivate talented executives;

•	reward competencies and behaviors identified as critical to the Company’s success;

•

offer total compensation that is consistent with the performance of an individual executive measured against other executives, both within the Company and within the peer group of companies utilized by the Company; and

•

focus on developing incentive compensation that is keyed to internal Company performance objectives and creation of stockholder value, maintaining a proper balance between the incentive to achieve the compensation levels and the incurrence of unnecessary risk in the pursuit of such objectives that could negatively impact the Company.

Compensation Methodology

Compensation Process

The Compensation Committee, which consists entirely of independent directors as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code) and as defined by NASDAQ, oversees the Company’s management compensation program. The Compensation Committee is the principal decision-maker with respect to the Company’s compensation philosophy and executive compensation components, but it seeks input and recommendations from the CEO and other members of senior leadership. Human Resources and General Counsel management representatives have assisted the Compensation Committee in evaluating executive compensation programs. Management also participates in identifying the corporate goals that will be used in a fiscal year, which are finalized and approved by the Compensation Committee. For individual performance goals, the individual Named Executive Officer, except in the case of the CEO, works with the CEO to develop individual performance goals based on position responsibilities, which are then presented to the Compensation Committee. The CEO works directly with the Compensation Committee with respect to his own individual performance goals, and those goals are approved by the Compensation Committee. The CEO participates in the annual compensation evaluation process for the other members of senior management by reviewing the individual goals with, and obtaining a self-appraisal from, each Named Executive Officer, performing his own assessment of the individual goals, and the achievement thereof, and then making a recommendation to the Compensation Committee with respect to the incentive compensation based on the degree of achievement of individual goals by each Named Executive Officer. For the CEO, the independent members of the Board provide an annual performance evaluation to the Chair of the Compensation Committee who aggregates the performance feedback and assessments. The Compensation Committee then meets and provides a recommendation to the independent members of the Board, who make their determination as to CEO compensation. The Chair of the Compensation Committee then reviews the CEO’s performance assessment with the CEO.

To evaluate individual performance of role responsibilities, the Compensation Committee assesses, with management input, actual performance as compared to position responsibilities. To evaluate Company performance, the Compensation Committee evaluates a number of performance metrics, including net written premium growth; operating income growth; return on equity (ROE); combined ratio; and relative TSR. The term “combined ratio” is a standard term of measurement in the property/casualty insurance industry and is defined on page 2 of this annual report on Form 10-K.

During 2011, the Compensation Committee retained Compensation Advisory Partners LLC (CAP), an independent compensation consultant, to provide the Committee with information, analyses, and advice regarding the form and amount of executive and non-employee director compensation. CAP reports directly to the Compensation Committee Chair, and neither the Company nor the Compensation Committee engages CAP for any additional services other than executive compensation and non-employee director compensation. In prior years, CAP provided the Compensation Committee with benchmarking analyses; the Committee deferred receipt of such report in October 2011 because of the pendency of the Merger with Nationwide.

Peer Group Comparisons

With the help of CAP, and under the direction of the Compensation Committee, the Company collects and analyzes data from a peer group of property/casualty insurance companies to assist in the determination of total compensation for the Named Executive Officers. Such peer companies may range in size or business focus, but are similar at the median to the Company. The Company evaluates this benchmark peer group on a periodic basis to ensure that the proper companies are considered in the compensation determinations. The peer group for purposes of determining 2011 compensation, which was substantially the same group the Company has used since 2008, was:

Company	Company
Alleghany Corporation	One Beacon Insurance Group
W.R. Berkley Corporation	RLI Corporation
Cincinnati Financial Corporation	Safety Insurance Group
Donegal Group Inc.	Selective Insurance Group Inc.
EMC Insurance Group Inc.	State Auto Financial Corporation
Erie Indemnity Company	Tower Group Inc.
Hanover Insurance Group Inc.	United Fire and Casualty Company
HCC Insurance Holding Company

Elements of Compensation

Total annual compensation for executive officers of the Company is comprised of fixed compensation (annual base salary), variable compensation (annual cash-based incentive awards), and long-term compensation (annual equity awards). Based on recommendations from the CEO, the Company’s senior leadership team is placed into two groups for compensation determinations. For executive officers who would be considered named executive officers by the Company because of their positions and job responsibilities (Messrs. Browne, Chandler and Toth), the total compensation targets are based on benchmark data for named executive officers at the peer companies. Specifically, the Compensation Committee reviews comparative data for the CEO and for the CFO and a blend of the compensation paid to named executive officers (other than the CEO or CFO) at the benchmark companies for the other executive officers in the named executive officer grouping. For the other executive officers who are part of the senior leadership team, including Mr. Becker and Ms. Friel, the CEO and the Compensation Committee generally use survey data for the specific position. Two of the Named Executive Officers (Mr. Becker and Ms. Friel) have not historically been in the named executive officer grouping and are NEOs for 2011 because of the acceleration of payment of some of their compensation, as described below on page 103 and in the Summary Compensation Table.

The Compensation Committee has targeted the median of the benchmark companies’ compensation, or, as applicable, the survey data at the individual position, for determining the total compensation targets for the Named Executive Officers because it believes the median represents a total compensation package that is competitive within the property/casualty insurance industry without responding to more extreme compensation decisions by individual benchmark companies. Based on this benchmarking data, the Compensation Committee determined that Messrs. Chandler and Toth are not receiving total compensation equivalent to the median, and therefore has been working toward moving those Named Executive Officers closer to the median of their peers over time.

The Company does not have policies or practices that establish firm allocations between short- and long-term incentive compensation or equity- versus cash-based compensation. The Compensation Committee regularly reviews the programs utilized to provide short- and long-term incentive compensation, and makes changes as it determines appropriate. The Compensation Committee believes that its ability to use discretion in considering all pertinent factors and issues provides flexibility that allows the Compensation Committee to determine compensation based on both the value of the Named Executive Officer to the Company and the corporate results achieved. Because equity awards are a component of a total compensation target for a given year, these annual equity awards do not take into account equity awards already held by the Named Executive Officer.

Compensation Program for 2011

During 2011, the principal components of compensation were base salary, annual cash incentive bonus compensation, and long-term incentive compensation comprised of a mixture of equity-based awards. The specific components of the Company’s compensation program for the Named Executive Officers for 2011 are described below.

Base Salary

Consistent with the Company’s compensation philosophy, annual base salary is designed to be competitive within the property/casualty insurance industry. Executive salaries are based on a combination of benchmark data from the peer companies, paygrade range, individual performance of role responsibilities, and Company performance, the weightings of which may change from year to year. The Company has a paygrade structure, ranging from 1 to 32, with all positions assigned to a paygrade. Executive officers tend to be assigned paygrades of 25 to 32, with the highest reserved for the CEO.

The Compensation Committee considered overall Company performance, benchmark data from the peer companies and the assessment of individual performance as the principal factors in establishing base salaries for the Named Executive Officers. As noted above, the Compensation Committee has determined that Messrs. Chandler and Toth have target compensation that is not aligned with the peer group median, and therefore has begun to work toward moving those Named Executive Officers closer to the median of their peers over time. For 2011, that movement included 7% base salary increases for Messrs. Chandler and Toth. Mr. Becker’s salary increased by 8%, also to bring him closer to the peer group median. Ms. Friel’s salary increased by 13%, mainly due to her assumption of additional responsibilities for the business process improvement and learning and development functions. Mr. Browne’s salary did not increase, as his compensation was viewed as being in line with the median of CEOs at the peer group companies and the Company’s overall compensation philosophy. The salary earned by each of the Named Executive Officers for 2011 is included in the Summary Compensation Table on page 107.

Annual Incentive Compensation

The Senior Executive Incentive Compensation Plan (SEIP), approved by stockholders at the 2009 annual meeting, represents the incentive compensation program used by the Company during 2011 for awarding annual non-equity variable incentive compensation to members of the senior leadership team, including the Named Executive Officers. In February 2011, the Compensation Committee established the 2011 incentive award opportunities under the SEIP. The minimum funding target established under the SEIP for 2011 was achievement of a ROE of at least 5.0%. In addition, the Compensation Committee established corporate performance goals and reviewed individual goals identified by the Named Executive Officers, to be used, in the exercise of its discretion under the SEIP, to determine the actual annual incentive awards for 2011. The same corporate performance goals were used for all of the Named Executive Officers, and were weighted at 70% of the overall incentive opportunity. Individual performance goals for each Named Executive Officer were weighted at 30%. The weightings of the various corporate and individual goals were established based on factors such as elements of the Company’s business strategy, benchmark data from peer companies, and the individual roles and responsibilities.

The target award was 80% of base salary for the CEO, 65% for the CFO, 60% for Mr. Toth, and 45% for Mr. Becker and Ms. Friel. This represented an increase in the percentage of base salary from prior years for the CEO, the CFO, and Mr. Toth. The term “base salary” for purposes of the SEIP refers to the base salary at the beginning of the plan year. The target incentive award levels reflect the assessment of the impact of such positions on the achievement of the corporate goals, the importance of the achievement of the individual performance goals of the Named Executive Officers, the appropriate use of incentive compensation, and the total compensation as compared to other Company executive officers and appropriate positions at the peer companies.

For 2011, the Company did not achieve ROE of at least 5%, therefore no incentive bonuses were earned under the SEIP for 2011.

Under Section 7.11 of the Merger Agreement, Nationwide has committed to pay (unless previously paid), not later than sixty days after the closing date of the Merger, to each eligible employee who is employed by the surviving company after the Merger and remains so employed on such payment date, an amount equal to such employee’s 2011 target bonus incentive compensation under the SEIP or other incentive compensation plan of the Company (2011 Target Bonuses). Each of the Named Executive Officers, therefore, if he or she remains employed as of the payment date, will receive such 2011 Target Bonus from Nationwide. See page 109 for the amounts of such 2011 SEIP bonuses at target. As described below, under “Acceleration of Payment of Compensation,” payment of such 2011 Target Bonuses was accelerated for the 2011 Target Bonuses of Messrs. Browne, Chandler and Becker and Ms. Friel into December 2011. See page 103.

Long-Term Incentive Compensation

The Company uses equity-based incentive awards as an important component of overall incentive compensation to more closely align the interests of the Named Executive Officers with the shareholders. In February 2011, the Compensation Committee made equity-based awards to the Named Executive Officers under the Equity Incentive Plan (EIP). The awards consisted of a mixture of awards, by value, of 50% Stock Option grants (using Black-Scholes value), 25% Restricted Stock Unit (RSU) awards with performance-based vesting requirements, and 25% RSU awards with time-vesting requirements, in each case, based on the five-day average stock price for the week ending two weeks before the date of grant. The time-based RSU awards for the CEO also have a performance-based vesting requirement. All of the awards were made under the Company’s Amended and Restated Equity Incentive Plan (the Equity Incentive Plan). The Company selected these types of equity awards, and the mixture of such awards, because it believes this combination of equity-based awards with market-based, performance-based, and time-based vesting allows it to align executive rewards with the creation of value for the stockholders, while being easy for participants and stockholders to understand. Furthermore, the Company believes that this structure closely aligns the long-term incentive compensation program with the Company’s current business strategy and the long-term compensation programs of its competitors.

The Stock Option awards have a three-year vesting schedule, with one-third of each award vesting on each of the three anniversaries of the date of grant. The exercise price for all Stock Options granted was equal to the closing price of the stock on the date of grant. All Stock Options granted to the Named Executive Officers were non-qualified options, receiving no special tax treatment, and have a term of 10 years. The annual time-based RSU awards made to the Named Executive Officers have a three-year vesting period.

The remaining annual RSU awards made to the Named Executive Officers are all performance-based, with an established three-year performance period. The performance-based RSU awards are based on the achievement of total shareholder return (TSR) relative to the TSR of peer group companies at the end of the three-year period. The peer group selected for these awards for 2011 were the companies included in the executive compensation benchmarking group, as identified on page 100, plus the other companies in the S&P Property/Casualty Index as of January 1, 2011. This peer group was selected to reflect the belief that performance should be measured based on companies followed by investors, and to broaden the number of companies to prevent fluctuations based on individual company results. The performance-based target awards range from a maximum award of 200% of target paid if the TSR achieved at the end of the performance period is at the 90th percentile or higher; and a minimum award of 50% of target is paid if the TSR achieved at the end of the performance period is at the 30th percentile. No award is paid if the TSR is below the 30th percentile. TSR falling between the 30th and 90th percentiles is interpolated to determine the actual earned award.

The 2011 target equity awards were 80% of base salary for Mr. Chandler, 70% for Mr. Toth, and 45% for Mr. Becker and Ms. Friel, plus potential participation for each in a pool equal to 10% of aggregate base salaries of executives that is allocated based on the recommendations of the CEO. Ms. Friel also received a special award of restricted stock units valued at approximately $40,000, in recognition of her contributions in recent years, the fact that she served as head of human resources for the majority of the three-year period (2008-2010) for which other SLT members received performance-based restricted stock, and her new responsibilities in 2011. For the CEO, the target award was 225% of base salary. These target awards were selected based upon the impact and importance of the executive positions to the Company performance objectives generally, and to provide equity-based awards competitive with those made by the peer companies.

For the CEO, while his total compensation approximates the median for the benchmark peer group, the mixture of his compensation is more heavily weighted towards long-term incentive compensation (approximates the 75th percentile) than base salary (approximates the 25th percentile) to tie a significant part of his total compensation to delivery of results to investors.

The equity awards granted to the Named Executive Officers in 2011 are disclosed in the 2011 Grant of Plan-Based Awards Table on page 109, and the grant date fair value of such awards is set forth in the Summary Compensation Table on page 107.

Acceleration of Payment of Compensation

In order to preserve economic benefits to the Company and to the Mutual Company, and their respective stockholders and policyholders, of approximately $14.0 million that would otherwise have been expended or lost in connection with excise taxes, lost tax deductions and tax “gross-up” payments associated with change in control payments made pursuant to the pending Merger under the Merger Agreement, and to meet commitments made to Nationwide under the Merger Agreement, on December 20, 2011, the Compensation Committee approved, subject to certain conditions, for four of the Named Executive Officers: (1) payment, on an accelerated basis, of the 2011 Target Bonuses (described on page 102); and (2) the vesting of time-based restricted stock/restricted stock unit awards held by such Named Executive Officers (subject to transfer restrictions described below); and committed to accelerate, at the end of the performance period, certain performance-based restricted stock/restricted stock unit awards held by certain executive officers of the Company. The acceleration of the vesting of the performance-based equity awards was approved by the Compensation Committee on December 30, 2011. The acceleration of compensation determination was ratified by the full Board of Directors of the Company.

The 2011 Target Bonuses and the outstanding equity awards represent compensation that, but for the acceleration, would have been paid to the Named Executive Officers either on vesting dates arising at various times in 2012 or, if not paid earlier, at the time of or following the closing of the Merger. The Company believes that the acceleration in payment of such compensation is in the best interests of the Company, the Mutual Company and their respective stockholders and policyholders because it: (1) eliminates or reduces tax gross-up payments to certain executive officers that would otherwise be required under the terms of the existing change-in-control agreements, and (2) preserves tax deductions that would otherwise be lost, in each case on account of the impact of Sections 280G and 4999 of the Internal Revenue Code. The tax gross-up payments that the Company avoids, and the tax deductions (after-tax) that are preserved total approximately $14.0 million, assuming a price of $59.00 per share of the Company’s common stock.

In connection with the acceleration of the 2011 Target Bonuses and the accelerated vesting of selected equity awards, the Company and each impacted Named Executive Officer entered into a Change in Control Payment Acknowledgement and Agreement (the Agreement) that imposes significant transfer restrictions on the accelerated compensation. Under the Agreement, each Named Executive Officer agrees to return the 2011 Target Bonus, less the Federal, state and local income and employment taxes paid by the Named Executive Officer with respect to the 2011 Target Bonus, if: (1) the Merger is not consummated and a change in control of the Company does not otherwise occur before the effective date of the termination of the Merger Agreement, or (2) the Named Executive Officer’s employment by the Company is terminated prior to the 60th day following the closing of the Merger for any reason other than termination by the Company without cause. In addition, in the event of a return of the 2011 Target Bonus compensation, the Named Executive Officer agrees to assign to the Company any and all rights to a refund for taxes paid, and to assist the Company in its pursuit of such refunds.

With respect to accelerated equity-based compensation, under the Agreement each executive cannot transfer, assign, gift, pledge, hypothecate or otherwise transfer, for value or otherwise, any of the shares of common stock received until the earlier of the original vesting date of such shares or the closing date of the Merger.

The Company believes, after consultation with its internal and external legal and other advisors, that the acceleration preserves for the Company and the Mutual Company the economic benefit of approximately $14.0 million that would otherwise be lost. The actions represent an acceleration of compensation, not payment of additional compensation to any of the Named Executive Officers of the Company. The actions taken were limited to only those executive officers for whom a potential excise tax gross-up and lost tax deduction would have been triggered by the closing of the Merger, and the affected executive officers are expected to remain with the Company after the closing of the Merger and have adequate incentive to do so.

Equity Granting Practices

Generally, the Compensation Committee determines annual grants of equity-based awards at a regularly scheduled meeting held in the first quarter of any given year. The Compensation Committee makes all annual equity awards to the Named Executive Officers during meetings, not by unanimous consent. The Compensation Committee holds such regularly scheduled meetings at a consistent time during each calendar year and generally does not consider the potential for the existence of extraordinary corporate events when establishing its meeting schedule. In addition to such annual grants, the Compensation Committee will make equity-based awards to newly hired executives or to key employees on an ad hoc basis. If a regularly scheduled Compensation Committee meeting will occur prior to the commencement date of the new hire or promotion, the Compensation Committee may approve such award at its meeting, conditioned upon the actual employment or promotion occurring. Otherwise, the Compensation Committee may act by unanimous written consent or by holding a telephonic meeting.

Prior to the annual equity award grants, the CEO provides input and recommendations to the Compensation Committee with respect to the equity awards to executive officers. The Compensation Committee establishes the equity awards for the CEO and recommends approval of such awards by the independent members of the Board.

Stock Ownership Guidelines

The Company has established stock ownership guidelines for its executive officers to encourage continued stock ownership by executives and further to align the interests of the executives with the interests of stockholders. Under these guidelines, the executive officers must beneficially own Harleysville Group stock equal to a specific multiple of base salary in order to receive additional equity awards at a level necessary to keep total compensation at the target level. The multiple is 6.0 times base salary for the CEO and 2.5 times base salary for the other Named Executive Officers. The current Named Executive Officers must meet the increased stock ownership guidelines by May 1, 2014. The following table shows compliance with such stock ownership guidelines as of December 31, 2011.

Named Executive Officer	Ownership Target (Shares) (1)	Total Qualifying Shares (2)
Michael L. Browne	70,002	243,278
Arthur E. Chandler	15,909	27,134
Allan R. Becker	11,711	21,587
Beth A. Friel	11,711	11,390
Kevin M. Toth	13,037	26,060

(1)	Based on the closing price of the Harleysville Group common stock on December 31, 2011 of $56.57.
(2)	Qualifying shares include owned shares and outstanding Restricted Stock/RSU awards.

Other Benefits

The Company maintains various retirement and savings plans for its senior executives, and believes such programs are a necessary component of its overall compensation program. The current retirement-focused plans are the Harleysville Retirement Savings Plus Plan, which is a defined contribution plan that is available to all employees and has both non-matching and matching Company contributions; a Non-Qualified Excess Contribution and Match Program (the Excess Plan), which is available to all officers of the Company at paygrade level 20 or higher, including the senior executives; and a Non-Qualified Deferred Compensation Plan, which is also available to all officers at paygrade level 20 or higher, including the senior executives. The Company believes that its defined contribution plan positions it competitively in its markets.

The Company provides health and welfare benefits to its executive officers, including medical, dental, and life insurance coverage, and long-term disability benefits, holidays and vacation. The executives receive these benefits at the same rates as other employees. In general, the Company does not provide perquisites to its executive officers that are not offered to employees generally.

The Company also provides all employees, including the Named Executive Officers, with the ability to purchase shares of the Company’s common stock at a discount under the Employee Stock Purchase Plan (ESPP). The ESPP allows employees to purchase shares of the Company’s common stock at a price of 85% of the lower of the fair market value of the stock at the start or end of the six-month subscription period, whichever is less, and allows for a maximum purchase of $25,000 of common stock per year. No new offering period has been commenced under the ESPP since September 28, 2011 (the date the Merger Agreement was executed), and, so long as the Merger Agreement remains in effect, no such new offering period will commence. Under the Merger Agreement, the current offering period under such plan ended on January 14, 2012 (ESPP Termination Time). Any amounts credited to a participant’s account at the ESPP Termination Time were used in accordance with the plan to purchase shares of Harleysville Group common stock for participants at the discounts provided for under the plan. Such shares are issued and outstanding and entitled to receive the Group Merger consideration of $60.00 per share (less any amounts necessary to meet applicable tax withholding obligations).

Post-Employment Arrangements

The Company provides certain post-employment benefits as part of its overall compensation program and, as described above, believes these benefits are a necessary component of a competitive compensation package. In 2006, the Company evaluated its retirement benefits and determined it was appropriate to cease benefit accruals under its defined benefit plans, as discussed below, in favor of enhanced Company benefits under the defined contribution plans. The Company believes this provides employees with more flexibility and encourages retirement savings.

Deferred Compensation Plan

Executive officers are eligible to participate in the Company’s Non-Qualified Deferred Compensation Plan. The Company believes that deferred compensation plans provide executives with greater flexibility to establish savings and to engage in retirement planning. Each executive who elects to defer compensation under the plan has a participant account established with the service provider. The mutual fund investment options are similar to those offered in the Company’s defined contribution plan. Such deferred compensation remains an asset of the Company, subject to a Rabbi Trust Agreement, until the participant dies, becomes permanently disabled, or otherwise terminates employment with the Company. The Non-Qualified Deferred Compensation Table on page 115 provides information regarding the accounts of the participating Named Executive Officers under this plan. All benefits under the Non-Qualified Deferred Compensation Plan will be paid immediately following the closing date of the Merger transactions.

Pension Plans

The Company maintains a qualified defined benefit plan and related Supplemental Retirement Plan (SERP) for its executive officers, including the Named Executive Officers. The Company established the SERP to permit payouts to executives of a pension benefit calculated on the full amount of their compensation, which otherwise would have been limited because of the federal limits imposed on the qualified pension plan. Prior to March 31, 2006, a pension awarded under the pension plan was based on the highest five-year average of base salary, while an award under the SERP was based on the highest five-year average of credited salary plus average annual incentive compensation, which then included the Senior Management Incentive Plan annual bonus and compensation under the Long-Term Incentive Plan. As of March 31, 2006, no additional benefits accrue under the pension plan and SERP, although participants will continue to earn vesting credit. The Pension Benefits Table on page 114 shows the final benefit that was accrued as of March 31, 2006 for the Named Executive Officers, which is payable at age 65 in the form of a single life annuity. For participants who are married at retirement, the normal form of payment would be an actuarially reduced joint and 50% survivor annuity. The SERP will be terminated and all benefits will be paid to SERP participants by December 31, 2012, if the Merger transactions close on or before June 1, 2012, or by the one-year anniversary of the closing of the Merger transactions if the closing occurs after June 1, 2012.

Harleysville Retirement Savings Plus Plan (Defined Contribution Plan) and Non-Qualified Excess Contribution and Match Program (Excess Plan)

All regular full- and part-time employees who are scheduled to work 20 or more hours in a given week, excluding any student or intern workers who are scheduled to work for less than four months, are eligible to participate in the Company’s tax-qualified defined contribution plan, which is a long-term investment plan designed primarily to assist employees in saving for retirement. Participating employees can defer up to 100% of their base salary each year, up to the limits established by federal law, and the Company matches such contributions up to 6% of salary. For 2011, the matching contribution by the Company consisted of a guaranteed match of 50% up to 6% of base salary deferred. There was no additional performance match for 2011 as the threshold combined ratio was not achieved. The Company also makes a Company core contribution equal to 4% of base salary for all eligible employees, and these Company core contributions vest upon the employee attaining three years of service.

The Company also has established the Excess Plan to provide for company contributions on salary paid that is in excess of the annual limitation imposed by the Internal Revenue Service. Under this Plan, executives receive a 4% contribution on salary paid in excess of the annual limits for contribution under the Company’s tax-qualified defined contribution plan and an amount equal to the matching contribution made under the deferred compensation on 6% of salary paid in excess of those annual limits. All benefits under the Excess Plan will be paid immediately following the closing date of the Merger transactions.

Change in Control Agreements

The Company has entered into Change in Control Agreements with the Named Executive Officers. The Company believes these agreements are necessary to attract and retain senior executives who may face potential job loss as a result of consolidation or merger activities. Such agreements provide the Named Executive Officers with a level of financial security that can be beneficial to their retention if the Company becomes involved in a change in control transaction and the executive loses his position. Under these agreements, change-in-control benefits are paid in a change in control on a “double trigger” basis only, i.e., if the executive loses his or her position as a result of the change in control. The only compensation subject to single trigger vesting on a change in control are equity-based awards, which are governed by the EIP.

The change in control events have been selected to trigger the benefits if the current control of the Company or the Mutual Company changes, either in respect of stockholders or incumbent directors, or in the event that some other significant change occurs in the relationship between the Company and the Mutual Company. Because the transactions contemplated by the Merger Agreement will constitute a change in control event for both the Company and the Mutual Company, the closing of the transactions will satisfy the first trigger under the Change In Control Agreements. The Company has agreed with Nationwide to terminate the Change in Control Agreements and to cause all amounts under such agreements to be liquidated and paid to the Named Executive Officers, conditioned upon closing of the Merger.

Please see pages 116-118 for a description of the Company’s Change in Control Agreements with the Named Executive Officers and the impact of the Merger on such Change in Control Agreements.

Impact of Termination of Employment or Change in Control on Outstanding Equity Awards

The Company’s equity award agreements include provisions that provide for accelerated vesting on death, disability, retirement and a change in control. These benefits are described under the heading “Post-Employment Arrangements” on page 116 of this annual report on Form 10-K.

TAX CONSIDERATIONS

The Compensation Committee has considered the implications of executive compensation deductibility under the limits set forth in Section 162(m) of the Internal Revenue Code in making decisions concerning compensation design and administration. The Compensation Committee views tax deductibility as an important consideration and intends to maintain deductibility where possible, but also believes that the Company’s business needs should be the most important factor in compensation design. In addition, the Compensation Committee also considers tax implications for executives and structures its compensation programs to comply with Section 409A of the Internal Revenue Code. With the exception of approximately $630,000 of the CEO’s compensation, all compensation paid to the Named Executive Officers for 2011 was fully deductible under Section 162(m) of the Internal Revenue Code.

SUMMARY COMPENSATION TABLE

This table provides compensation disclosure, for 2011, for the Named Executive Officers, who are (1) the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO); and (2) the Company’s three most highly compensated executive officers, other than the CEO and the CFO, who were serving in such capacity on December 31, 2011.

Name & Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)(2)(3)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
Michael L. Browne, President & Chief Executive Officer	2011	660,000	528,000	833,669	757,345	0	30,300	70,007	2,879,321
	2010	649,615		925,757	825,827	487,108	25,800	71,777	2,985,884
	2009	630,000		932,907	803,099	587,721	23,200	79,061	3,055,988

Arthur E. Chandler, SVP & Chief Financial Officer	2011	346,539	234,000	190,588	146,888	0	9,700	24,258	951,973
	2010	335,000	30,000	196,975	148,599	183,752	5,500	23,450	923,276
	2009	330,962		145,393	125,024	210,607	4,000	29,588	845,574

Allan R. Becker, SVP & Chief Actuary (7)	2011	254,231	119,250	110,274	60,830	0	3,100	17,796	565,481

Beth A. Friel, SVP, Human Resources and SVP, Claims (7)	2011	262,000	119,250	151,165	60,830	0		18,340	611,585

Kevin M. Toth, SVP, Chief Underwriting Officer	2011	284,231		159,361	105,318	0	4,800	19,896	573,606
	2010	271,538	30,000	172,352	126,677	126,541	2,400	40,415	769,923
	2009	260,962		112,551	96,844	169,977	1,200	23,163	664,697

(1)	For 2011, represents the accelerated payment, on December 30, 2011, of the 2011 Target Bonuses to the affected Named Executive Officers. See page 102 for a discussion of the 2011 Target Bonuses, and page 103 for a description of the acceleration of payment of compensation for four of the Named Executive Officers. For 2010, represents the cash portion of the June 2010 special bonus related to the successful results of the A.M. Best-evaluation of the Company’s ratings.
(2)	The “Stock Awards” and “Option Awards” columns reflect the grant date fair value for all stock or option awards granted under the Equity Incentive Plan during 2009, 2010 and 2011. These amounts are determined in accordance with FASB Accounting Standards Codification 718 (previously known as Statement of Financial Accounting Standards No. 123(R)) (ASC 718), without regard to any estimate of forfeiture for service vesting. Assumptions used in the calculation of the amounts in this table are included in footnote 12 to the Company’s audited financial statements for the fiscal year ended December 31, 2011, included in this annual report on Form 10-K.

(3)	For the 2011 performance-based RSU awards, the grant date fair value associated with maximum performance of such awards is set forth below:

Named Executive Officer	No. of Shares at Maximum Award (#)	ASC 718 Grant Date Fair Value at Maximum ($)
Michael L. Browne	20,720	910,851
Arthur E. Chandler	4,020	176,719
Allan R. Becker	1,670	73,413
Beth A. Friel	1,670	73,413
Kevin M. Toth	2,890	127,044

(4)	The “Non-Equity Incentive Plan Compensation” column reflects the annual cash bonuses earned under the SEIP. The bonuses listed were earned for the fiscal year reported, but were paid in the subsequent year.
(5)	This column represents the change in values under the pension plan and SERP. The change in benefit values from January 1, 2011 to December 31, 2011, from an actuarial perspective, for each Named Executive Officer under the pension plan and SERP, respectively, are: $10,100 and $20,200 for Mr. Browne; $6,800 and $2,900 for Mr. Chandler; $3,100 and $0 for Mr. Becker; $0 and $0 for Ms. Friel; and $4,800 and $0 for Mr. Toth. Assumptions used in the calculation of these amounts are included in footnote 12 to the Company’s audited financial statements for the fiscal year ended December 31, 2011, included in this annual report on Form 10-K.
(6)	For the fiscal year ended December 31, 2011, the aggregate amount in “All Other Compensation” consists of the following compensation:

Named Executive Officer	Retirement Savings Plus Plan Contributions (Defined Contribution Plan) ($)	Non-Qualified Excess Contribution and Match Program Contributions ($)	Other ($)
Michael L. Browne	16,908	29,292	23,807
Arthur E. Chandler	16,873	7,385
Allan R. Becker	16,881	915
Beth A. Friel	17,150	1,190
Kevin M. Toth	17,150	2,746

The “Retirement Savings Plus Plan Contributions (Defined Contribution Plan)” amounts include a Company contribution of 4% of base salary, as well as a Company guaranteed match of 50% and a Company performance match of 0%. The matching contributions are made on percentages of base salary deferred by the executives, up to 6% of base salary, and all contributions are subject to the annual limitations on compensation imposed by the IRS for qualified plans (IRS compensation limits). The Company guaranteed match was paid and earned in 2011.

The “Non-Qualified Excess Contribution and Match Program Contributions” column consists of a matching contribution equal to the sum of the company contribution and guaranteed match of up to 6% of base salary in excess of IRS compensation limitations.

For Mr. Browne, the “Other” compensation in the above table represents a reimbursement of $23,807 in expenses associated with business trips and work-related events that did not meet the tax-deduction qualifications under the Internal Revenue Code regulations, including spousal expenses and a tax gross-up.

(7)	Mr. Becker and Ms. Friel were not Named Executive Officers in the Company’s proxy statements in 2009 and 2010. Therefore, the Summary Compensation Table sets forth the required disclosures with respect to their compensation in 2011 only. Please see page 96 for their biographical information.

2011 GRANT OF PLAN-BASED AWARDS TABLE

Named Executive Officer	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
Michael L. Browne	2/17/11	264,000	528,000	1,056,000	5,180	10,360	20,720				455,426
	2/17/11							10,360			378,244
	2/17/11								114,230	36.51	757,345
Arthur E. Chandler	2/17/11	117,000	234,000	468,000	1,005	2,010	4,020				88,360
	2/17/11							2,800			102,228
	2/17/11								22,155	36.51	146,888
Allan R. Becker	2/17/11	59,625	119,250	238,500	417	835	1,670				36,707
	2/17/11							2,015			73,568
	2/17/11								9,175	36.51	60,830
Beth A. Friel	2/17/11	59,625	119,250	238,500	417	835	1,670				36,707
	2/17/11							2,015			73,568
	2/17/11							1,120			40,891
	2/17/11								9,175	36.51	60,830
Kevin M. Toth	2/17/11	88,500	177,000	354,000	722	1,445	2,890				63,522
	2/17/11							2,625			95,839
	2/17/11								15,885	36.51	105,318

(1)	The amounts in these columns represent the potential payouts under the 2011 SEIP awards. Please see the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table for the actual 2011 SEIP payouts to the Named Executive Officers.
(2)	The amounts in these columns represent the potential payouts to the Named Executive Officers under the performance-based Restricted Stock Unit component of their annual equity compensation granted under the Equity Incentive Plan. Forfeiture restrictions will lapse and awards will vest after the end of a three-year performance period if the Named Executive Officer remains continuously employed on the vesting date and the required performance goals for the performance period have been met. In the event of a change in control, the forfeiture restrictions on these performance-based awards will lapse at target.
(3)	The “All Other Stock Awards” column includes Restricted Stock Unit awards for all of the Named Executive Officers as part of their annual equity compensation granted under the Equity Incentive Plan. In Ms. Friel’s case, a special award of 1,120 RSUs from February 2011, which was granted in recognition of her service to the Company in the years 2008-2010 (and her ineligibility for the performance-based awards that vested for other executive officers for that timeframe), is also included in this column. In Mr. Browne’s case, his “time-based” RSU award contains a performance goal as well. Forfeiture restrictions on all of these awards will lapse and awards will vest on the third anniversary of the date of grant if the Named Executive Officer remains continuously employed on the vesting date. In the event of a change in control, the forfeiture restrictions on these time-based awards will lapse fully.
(4)	The “All Other Option Awards” column represents Non-Qualified Stock Options granted under the Equity Incentive Plan. The options will vest and become exercisable in three installments of one-third each on the first, second, and third anniversary of the date of grant. In the event of a change in control, any unvested Stock Options will vest.
(5)	The “Grant Date Fair Value” for the performance-based Restricted Stock Unit awards is based on an ASC 718 value of $43.96 per share. The “Grant Date Fair Value” for the annual time-based Restricted Stock Unit awards is $36.51 per share.

The “Grant Date Fair Value” for the Stock Option awards was determined by using the Black-Scholes option pricing model. The dividend yield assumption was 3.94%; the expected volatility assumption was 27.42%; the risk-free interest rate assumption was 2.60%; and the expected life assumption was 5.5 years. These numbers are calculated based on the disclosure requirements and do not reflect Harleysville Group’s estimate of future stock price growth. Use of this model should not be viewed in any way as a forecast of the future performance of Harleysville Group’s common stock, which will be determined by future events and unknown factors.

2011 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)
Michael L. Browne	108,820	2,615,435	72,971	2,961,785
Arthur E. Chandler	—	—	16,935	825,790
Allan R. Becker	18,338	467,655	12,135	598,007
Beth A. Friel	12,596	345,953	7,605	426,168
Kevin M. Toth	—	—	5,385	189,161

(1)	The numbers in these columns represent the vesting of the following awards:

Named Executive Officer	Grant Date	Award Type	Date of Vesting	Number of Shares Acquired on Vesting
Michael L. Browne	3/4/08	Time-Based RSU	3/4/11	11,020
	3/4/08	Perf.-Based RSU	3/4/11	22,040
	4/26/06	Time-Based RS	4/26/11	20,630
	8/28/96	Time-Based RS	12/30/11	5,646
	2/19/09	Perf.Based RSU	12/30/11	13,635
Arthur E. Chandler	3/4/08	Time-Based RS	3/4/11	1,330
	3/4/08	Perf.-Based RS	3/4/11	2,660
	4/26/06	Time-Based RS	4/26/11	2,170
	2/21/07	Time-Based RS	12/30/11	2,200
	2/19/09	Time-Based RS	12/30/11	600
	2/19/09	Perf.-Based RS	12/30/11	2,125
	2/18/10	Time-Based RSU	12/30/11	2,100
	6/8/10	Time-Based RSU	12/30/11	950
	2/17/11	Time-Based RSU	12/30/11	2,800
Allan R. Becker	3/4/08	Time-Based RS	3/4/11	850
	3/4/08	Perf.-Based RS	3/4/11	1,700
	4/26/06	Time-Based RS	4/26/11	1,550
	2/21/07	Time-Based RS	12/30/11	1,400
	2/19/09	Time-Based RS	12/30/11	1,210
	2/19/09	Perf.-Based RS	12/30/11	1,210
	2/18/10	Time-Based RSU	12/30/11	1,250
	6/8/10	Time-Based RSU	12/30/11	950
	2/17/11	Time-Based RSU	12/30/11	2,015
Beth A. Friel	3/4/08	Time-Based RS	3/4/11	230
	2/21/07	Time-Based RS	12/30/11	190
	2/19/09	Time-Based RS	12/30/11	1,005
	2/19/09	Perf.-Based RS	12/30/11	1,005
	2/18/10	Time-Based RSU	12/30/11	1,090
	6/8/10	Time-Based RSU	12/30/11	950
	2/17/11	Time-Based RSU	12/30/11	2,015
	2/17/11	Time-Based RSU	12/30/11	1,120
Kevin M. Toth	3/4/08	Time-Based RS	3/4/11	1,215
	3/4/08	Perf.-Based RS	3/4/11	2,430
	4/26/06	Time-Based RS	4/26/11	1,740

For a discussion of the acceleration of payment of compensation for Messrs. Browne, Chandler and Becker, and Ms. Friel, including accelerated vesting of certain Restricted Stock/RSU awards on December 30, 2011, please see page 103.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards					Stock Awards and RSUs
Named Executive Officer	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexer- cisable (#) (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($) (3) (4)
Michael L. Browne	71,810	—	—	34.50	3/04/2018	—	—	—	—
	94,426	47,214	—	29.18	2/19/2019	—	—	—	—
	40,245	80,490	—	33.94	2/18/2020	—	—	—	—
	—	114,230	—	36.51	2/17/2021	53,090	3,003,301	—	—
								11,655	659,323
								10,360	586,065
Arthur E. Chandler	10,290	—	—	34.76	2/21/2017	—	—	—	—
	11,890	—	—	34.50	3/04/2018	—	—	—	—
	7,350	7,350	—	29.18	2/19/2019	—	—	—	—
	7,241	14,484	—	33.94	2/18/2020	—	—	—	—
	—	22,155	—	36.51	2/17/2021	1,525	86,269	—	—
								2,100	118,797
								2,010	113,706
Allan R. Becker	—	4,189	—	29.18	2/19/2019	—	—	—	—
	4,318	8,637	—	33.94	2/18/2020	—	—	—	—
	—	9,175	—	36.51	2/17/2021	—	—	—	—
								1,250	70,713
								835	47,236
Beth A. Friel	—	3,477	—	29.18	2/19/2019	—	—	—	—
	—	7,507	—	33.94	2/18/2020	—	—	—	—
	—	9,175		36.51	2/17/2021	—	—	—	—
								1,090	61,661
								835	47,236
Kevin M. Toth	8,520	—	—	34.76	2/21/2017	—	—	—	—
	10,870	—	—	34.50	3/04/2018	—	—	—	—
	5,693	5,694	—	29.18	2/19/2019	—	—	—	—
	6,173	12,347	—	33.94	2/18/2020	—	—	—	—
	—	15,885	—	36.51	2/17/2021	8,830	499,513	1,645	93,058
								1,790	101,260
								1,445	81,744

(1)	The unvested Non-Qualified Stock Options held by the Named Executive Officers as of December 31, 2011 vest as follows:

Named Executive Officer	Vest 02/17/12	Vest 02/18/12	Vest 02/19/12	Vest 02/17/13	Vest 02/18/13	Vest 02/17/14
Michael L. Browne	38,076	40,245	47,214	38,077	40,245	38,077
Arthur E. Chandler	7,385	7,242	7,350	7,385	7,242	7,385
Allan R. Becker	3,058	4,318	4,189	3,058	4,319	3,059
Beth A. Friel	3,058	3,753	3,477	3,058	3,754	3,059
Kevin M. Toth	5,295	6,173	5,694	5,295	6,174	5,295

(2)	The vesting schedule for the time-based Restricted Stock/RSU awards held by the Named Executive Officers is as follows:

Named Executive Officer	Number of Shares	Award Type	Date of Vesting
Michael L. Browne	13,635	RSU	February 19, 2012
	17,440	RSU	February 21, 2012
	11,655	RSU	February 18, 2013
	10,360	RSU	February 17, 2014
Arthur E. Chandler	1,525	RS	February 19, 2012
Kevin M. Toth	1,645	RS	February 19, 2012
	1,820	RS	February 21, 2012
	1,790	RSU	February 18, 2013
	950	RSU	June 8, 2013
	2,625	RSU	February 17, 2014

(3)	The “Market Value” is based on a closing market price of $56.57 on December 31, 2011.
(4)	Represents the performance-based awards granted (a) in 2009 at the actual payout amount of 100% of target for Mr. Toth (the other Named Executive Officers’ awards having already vested on December 30, 2011 - see page 103), and (b) in 2010 and 2011 at 100% of target. Pursuant to the Equity Incentive Plan, in the event of a change in control, the forfeiture restrictions on these performance-based awards will lapse at 100% of target. Thus, in view of the pending Merger, all awards are presented at 100% of target. The performance periods for these performance-based awards are:

Named Executive Officer	Number of Shares at Target	Award Type	Performance Period Ends
Michael L. Browne	11,655	RSU	December 31, 2012
	10,360	RSU	December 31, 2013
Arthur E. Chandler	2,100	RSU	December 31, 2012
	2,010	RSU	December 31, 2013
Allan R. Becker	1,250	RSU	December 31, 2012
	835	RSU	December 31, 2013
Beth A. Friel	1,090	RSU	December 31, 2012
	835	RSU	December 31, 2013
Kevin M. Toth	1,645	RS	December 31, 2011
	1,790	RSU	December 31, 2012
	1,445	RSU	December 31, 2013

PENSION BENEFITS TABLE

Named Executive Officer	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Michael L. Browne	Pension Plan	2.25	99,600	—
	SERP	2.25	199,700	—
Arthur E. Chandler	Pension Plan	1.25	35,200	—
	SERP	1.25	14,900	—
Allan R. Becker	Pension Plan	0.58	15,100	—
	SERP	—	—	—
Beth A. Friel	Pension Plan	—	—	—
	SERP	—	—	—
Kevin M. Toth	Pension Plan	1.25	16,200	—
	SERP	—	—	—

The Company maintains a qualified pension plan and related SERP for its executives, including the Named Executive Officers. No additional benefits accrue under the pension plan or SERP after March 31, 2006, but participants will continue to earn vesting credit. Benefits accrued under the plans as of March 31, 2006 will be paid in accordance with the terms of the pension plan and SERP. Prior to March 31, 2006, a pension awarded under the pension plan was based on the highest five-year average of base salary as defined in the pension plan, while an award under the SERP was based on the highest five-year average of credited salary plus average annual incentive compensation, which included the annual bonus and long-term-incentive plan compensation.

The foregoing table shows the present value of the final benefit that was accrued as of March 31, 2006 for the Named Executive Officers, which is payable at age 65 in the form of a single life annuity. The present values have been determined assuming benefits commence as of each individual’s earliest retirement age at which they are entitled to unreduced benefits. For the pension plans, this is the individual’s normal retirement date, the later of age 65 and the fifth anniversary of participation in the pension plan. Additionally, the present values have been determined using the same actuarial assumptions that have been used for financial disclosure requirements for the pension plan. Specifically, this includes a post-retirement mortality assumption of the RP2000 Mortality Tables projected to 2013 for healthy males and females and a discount rate of 4.60% as of December 31, 2011. No pre-retirement decrements have been reflected in the present values.

All of the Named Executive Officers, except Ms. Friel, are now fully vested in the qualified pension plan. Currently, Messrs. Browne and Chandler are fully vested in their SERP benefits. Mr. Becker is not currently entitled to a SERP benefit, but will be entitled to receive benefits under the SERP if he continues to be employed until attaining age 55 and five years of service, and then will receive the benefits accrued as of March 31, 2006, which have a present value of less than $50. Mr. Toth does not have any accrued benefits under the SERP because his earnings were not in excess of the limit set forth in Section 401(a)(17) of the Internal Revenue Code as of March 31, 2006, and therefore, he does not meet the SERP’s eligibility requirements. Ms. Friel did not commence employment with the Company until August 2006 and therefore is not a participant in the pension plan or the SERP.

NON-QUALIFIED DEFERRED COMPENSATION TABLE

Named Executive Officer	Executive Contributions in 2011 ($)	Company Contributions in 2011 ($) (1)	Aggregate Earnings in 2011 ($) (2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2011 ($) (3)
Michael L. Browne	—	29,292	8,065	—	456,372
Arthur E. Chandler	—	7,385	1,235	—	54,442
Allan R. Becker	—	915	0	—	4,881
Beth A. Friel	—	1,190	—	—	1,190
Kevin M. Toth	—	2,746	(34)	—	15,716

(1)	The “Company Contributions in 2011” column consists of Company contributions under the Non-Qualified Excess Contribution and Match Program (the Excess Plan). The contributions include a guaranteed match that was paid and earned in 2011. The contributions pay at the same rate as paid under the Company’s Retirement Savings Plus Plan (Defined Contribution Plan). Please see pages 105-106 for a description of the Excess Plan.
(2)	The “Aggregate Earnings in 2011” column reflects the investment income earned in the participant’s deferred compensation account, including the change in market value in the account in 2011. For Mr. Browne, this amount includes the aggregate earnings in 2011 in the Company’s Corporate Owned Life Insurance (COLI) account on his behalf during his tenure as CEO ($11,221) and the aggregate losses in 2011 in his employee deferred compensation account ($3,156). The COLI plans were offered to directors as a way to defer compensation and Mr. Browne continued in active COLIs after becoming CEO in February 2004. The last COLI ended in 2007.
(3)	For Mr. Browne, the “Aggregate Balance at December 31, 2011” column includes the balance in his employee’s COLI account ($151,484) and the balance in his account under the Non-Qualified Deferred Compensation Plan ($304,888).

POST-EMPLOYMENT ARRANGEMENTS

General

As discussed in the Compensation Discussion and Analysis, the Company has entered into Change in Control Agreements with its Named Executive Officers. There are no established severance plans or arrangements in the event of voluntary termination of employment by the executive or termination without cause by the Company.

Death and Disability

The Company provides disability and life insurance benefits in the event of termination of employment because of death or disability. These plans are broad-based plans applicable to all full-time employees. The Equity Incentive Plan provides for vesting of some equity awards upon death or disability, and certain extended periods to exercise vested equity awards upon death or disability. Stock Options that have been held for at least six months become immediately exercisable upon an executive officer’s death or disability, and can be exercised for one year following the termination of employment. The restrictions lapse for Restricted Stock and RSU awards upon death or disability of the executive officer.

Retirement

As described on page 105 of this annual report on Form 10-K, the Company provides pension and SERP benefits to eligible employees and provides all employees with the ability to participate in the Retirement Savings Plus Plan. In addition, Stock Options that have been held for at least six months become immediately exercisable upon an executive officer’s retirement, and can be exercised for one, two, or five years after retirement, depending upon the age of the participant at retirement, and the years of continuous service prior to such retirement. Under the Equity Incentive Plan, unless the Compensation Committee provides otherwise, all restrictions on Restricted Stock/RSU awards to the senior executives lapse: (1) upon retirement, after attaining age 65 with at least five years of continuous service; or (2) on a pro-rata basis, upon retirement, after attaining age 55 with at least 10 years of continuous service or attaining age 62 with at least five years of continuous service (except for the performance-based Restricted Stock and RSUs, which vest at the end of the performance period, if performance goals are met).

The Company believes these retirement benefits are a valuable retention tool for its employees, including the Named Executive Officers, because they incent employees to remain with the Company through normal or early retirement, leading to the provision of at least five years of service to the Company.

Change in Control

Equity Incentive Plan

In the event of a merger, consolidation, or other change in control of Harleysville Group or the Mutual Company, all outstanding Stock Options become vested and immediately exercisable, and the forfeiture restrictions on Restricted Stock/RSU awards lapse. For the performance-based awards, the forfeiture restrictions lapse on the number of shares at target. This acceleration is “single trigger” in that it occurs when the change of control occurs, and does not require termination of employment to be effected. For executive officers, this accelerated vesting upon a change in control will only occur if the change in control is compliant with Section 409A of the Internal Revenue Code. This acceleration is set forth in the Equity Incentive Plan and applies to all awards made under such plan. The definition of a change in control is set forth below. The Company believes this acceleration benefit is important to provide assurance that long-term equity awards will not be forfeited upon an event outside the control of the participant.

Change in Control Agreements

The Company has entered into an agreement with each Named Executive Officer that provides for compensation to be paid if both a “change in control” of Harleysville Group or the Mutual Company occurs and the Named Executive Officer’s employment is subsequently terminated (either by the Company without “cause” or by the Named Executive Officer for “good reason”). The agreements define “cause” as a failure by the Named Executive

Officer to perform his duties or willful conduct that injures the Company, and define “good reason” as a substantial change in the status of the Named Executive Officer’s role with Harleysville Group, including a diminution of responsibilities, reduction in pay, failure to continue comparable incentive plans, or a change of place of employment. In order for the termination to trigger the payment obligations, such termination must occur within three years after a change in control for Mr. Browne or within two years after a change in control for the other Named Executive Officers.

A “change in control” will occur under these agreements: (a) subject to several exceptions, upon the acquisition of beneficial ownership of more than 20% of the voting securities of the Company by any person other than the Mutual Company at any time when the Mutual Company does not own at least a majority of the Company’s voting securities; (b) if, during any rolling 24 month period, persons who were directors of the Company or the Mutual Company, as the case may be, cease to constitute a majority of the directors of such company (including, for such purpose as members of such board at the beginning of such period persons whose nomination or appointment to such board was approved by a vote of at least two-thirds of the incumbent directors); (c) a merger to which the Company is a party unless (i) the Company’s stockholders prior to the merger own more than 50% of the survivor of the merger in substantially the same proportion as they held voting securities of the Company prior to the merger, (ii) no person acquires more than 50% of the voting securities of the survivor in the merger, except to the extent such person owned such a percentage of the Company prior to the merger, and (iii) at least a majority of the members of the board of the survivor were members of the board of the Company that approved the transaction (for purposes of the foregoing, a new parent company of the Company is included in the term “survivor”); (d) the Mutual Company affiliates with a third party and persons who were members of the board of the Company prior to such affiliation cease to constitute at least two-thirds of the members of the board of the Company following such affiliation; (e) the stockholders of the Company and all necessary regulatory authorities approve the liquidation of the Company; (f) a person acquires control reportable under the SEC’s tender offer rules; or (g) the Company or the Mutual Company enters into a management agreement with a third party who obtains through such agreement the power to direct the management and policies of the Company or the Mutual Company (but only if, at such time, the Mutual Company owns at least 20% of the voting power of the Company).

If a change in control occurs, and the Named Executive Officer has a qualifying termination event as described above (referred to as a “double trigger” event), the severance compensation to be paid to Mr. Browne, as CEO, is 2.999 times, and the compensation to be paid to the other Named Executive Officers is two times, the sum of annual base salary and the average annual incentive target awards over the past three years. The Change in Control Agreements also provide, under certain circumstances, a full “gross up” benefit, entitling the Named Executive Officers to receive funds to pay any resulting excise tax payable as a result of the compensation if such excise tax is incurred under the applicable Internal Revenue Code sections (Section 4999 and 280G), and payment of any legal fees incurred as a result of the termination. In addition, the Named Executive Officers will continue to be eligible to participate in health and welfare benefit plans comparable to those received prior to the change in control, for up to three years for Mr. Browne and for two years for the other Named Executive Officers. Such payments would be made in a lump sum within 30 days after the date of termination, with the exception of “Benefits Continuation.”

The current Change in Control Agreements expire on December 31, 2012, and will be automatically renewed for an additional year unless the Company gives notice of non-renewal not later than twelve months prior to the expiration date of any scheduled renewal.

In connection with the closing of the Merger, the Company has taken irrevocable action, contingent on the closing of the Merger, to terminate all Change in Control Agreements and to cause all amounts under such agreements to be liquidated and paid (the CIC Payments). Such liquidated CIC Payments will be made to the executive officers by December 31, 2012, if the Merger closes on or before June 1, 2012, or by the one-year anniversary of the Merger closing if the closing occurs after June 1, 2012 (as applicable, the CIC Payment Date), unless the executive officer resigns or otherwise voluntarily terminates employment with Harleysville Group prior to the CIC Payment Date (other than by reason of death or disability).

The Company has entered into retention bonus agreements with each of its Named Executive Officers. The obligations of Nationwide to complete the Merger are subject to the execution of a retention bonus agreement by Mr. Browne. Under the retention bonus agreements, if the Named Executive Officer is terminated other than for cause after the closing date but before payment of the CIC Payment described above, or if the Named Executive Officer’s employment with the Company or any Nationwide entity terminates prior to the CIC Payment Date due to death or disability, the CIC Payment will be paid to the Named Executive Officer in full by the applicable CIC Payment Date. However, if the Named Executive Officer resigns or otherwise voluntarily leaves employment with the

Company or any Nationwide Mutual entity prior to the CIC Payment Date for any reason, the Named Executive Officer will not be eligible for, and will not receive, any part of the CIC Payment.

The retention bonus agreements provide for the payment, under certain circumstances, of (1) a full “gross up” benefit, entitling the executive officer to receive funds to pay any resulting excise tax payable as a result of the payment of amounts due under the retention bonus agreement if such excise tax is incurred under Section 4999 of the Internal Revenue Code, and (2) any legal fees incurred by the executive officer in connection with the retention bonus agreement.

Post-Employment Benefits

The table below sets forth the compensation that would be paid to the Named Executive Officers at various post-employment events, assuming that such event had occurred on January 1, 2012. In addition to the payments listed in the table, each of the Named Executive Officers who participates in the Company’s Non-Qualified Deferred Compensation Plan, or has other deferred compensation accounts, would be entitled to receive a payout of his outstanding account balances, in accordance with the plan and the elections made by the participant, and any vested pension benefits would be paid. Please see pages 115 and 122 of this annual report on Form 10-K for the account balances at December 31, 2011.

POST-EMPLOYMENT BENEFITS

Named Executive Officer	Benefit	Death or Disability (1) (2) ($)	Early Retirement (2) (3) ($)	Normal Retirement (2) (3) ($)	Change In Control (Single Trigger) (4) ($)	Change In Control Agreement (Double Trigger) (5) ($)
Michael L. Browne	Severance	—	—	—	—	3,475,841
	Stock Awards	3,003,301	2,247,891	3,003,301	4,248,690	—
	Options	5,406,134	5,406,134	5,406,134	5,406,134	—
	Benefit Continuation	—	—	—	—	144,794
	Excise Taxes	—	—	—	—	—
	Pension	—	99,600	99,600	—	(6)
	SERP	—	199,700	199,700	—	(6)

	Total	8,409,435	7,953,325	8,708,735	9,654,824	3,620,635

Arthur E. Chandler	Severance	—	—	—	—	1,110,500
	Stock Awards	86,829	81,477	86,829	318,772	—
	Options	973,519	973,519	973,519	973,519	—
	Benefit Continuation	—	—	—	—	66,433
	Excise Taxes	—	—	—	—	—
	Pension	—	33,500	35,200	—	(6)
	SERP	—	14,200	14,900	—	(6)

	Total	1,059,788	1,102,695	1,109,888	1,292,291	1,176,933

Allan R. Becker	Severance	—	—	—	—	756,500
	Stock Awards	—	—	—	117,948	—
	Options	494,243	494,243	494,243	494,243	—
	Benefit Continuation	—	—	—	—	45,998
	Excise Taxes	—	—	—	—	—
	Pension	—	14,400	15,100	—	(6)
	SERP	—	—	—	—	—

	Total	494,243	508,643	509,343	612,191	802,498

Beth A. Friel	Severance	—	—	—	—	747,500
	Stock Awards	—	—	—	108,897	—
	Options	449,169	449,169	449,169	449,169	—
	Benefit Continuation	—	—	—	—	59,008
	Excise Taxes	—	—	—	—	—
	Pension	—	—	—	—	—
	SERP	—	—	—	—	—

	Total	449,169	449,169	449,169	558,066	806,508

Kevin M. Toth	Severance	—	—	—	—	897,167
	Stock Awards	499,513	317,414	499,513	775,575	—
	Options	754,024	754,024	754,024	754,024	—
	Benefit Continuation	—	—	—	—	61,014
	Excise Taxes	—	—	—	—	—
	Pension	—	15,400	16,200	—	(6)
	SERP	—	—	—	—	—

	Total	1,253,357	1,086,839	1,269,737	1,529,599	958,180

(1)	Represents the value of Stock Options and time-based Restricted Stock/RSU awards that become exercisable or vest upon death or disability.
(2)	In the event of termination of employment because of death, disability, or Normal Retirement, all performance-based Restricted Stock/RSU awards will continue to exist and will be paid in full at the end of the performance period if the applicable performance goal is achieved. Upon an Early Retirement, all performance-based Restricted Stock/RSU awards will continue to exist and will be paid, on a pro rata basis, based upon the date of Early Retirement, at the end of the performance period if the applicable performance goal is achieved. The values of performance-based awards are not included in this table.
(3)	Mr. Browne was the only Named Executive Officer who was eligible at December 31, 2011 for Early Retirement under the pension plan; none of the Named Executive Officers were eligible for Normal Retirement under the pension plan at December 31, 2011. Under the pension plan, a participant is eligible for Early Retirement at 55 years of age with five years of vesting service, and is assumed to accrue an additional year of vesting service (1,000 hours) after 26 weeks of service from his or her anniversary date. Mr. Browne was eligible for Early Retirement under the pension plan in September 2008, and Mr. Chandler in January 2012. The other Named Executive Officers will be eligible for Early Retirement as follows: Allan R. Becker - October 2013; and Kevin M. Toth - September 2028. Ms. Friel was not a participant in the pension plan, as she did not commence employment with the Company until August 2006.

The numbers reflected in the “Early Retirement” and “Normal Retirement” columns include pension benefits that would be payable to the Named Executive Officers, as Mr. Browne is vested in the pension plan and SERP and Mr. Chandler, Mr. Clark, Mr. Becker, and Mr. Toth are vested in the pension plan. Such payments would not be made until the officer has retired after reaching the applicable retirement age trigger. Please see the Pension Benefits Table and accompanying notes on page 114 of this annual report on Form 10-K for a discussion of the present value of the accumulated benefits under the pension plan and SERP for the Named Executive Officers.

Under the Equity Incentive Plan, the Named Executive Officers are eligible for Early Retirement at 55 years of age with 10 years of continuous service or at 62 years of age with five years of continuous service. Mr. Browne was eligible for Early Retirement in February 2009. The other Named Executive Officers’ eligibility for Early Retirement under the Equity Incentive Plan is as follows: Arthur E. Chandler - April 2015; Allan R. Becker - August 2015; Beth A. Friel - August 2028; and Kevin M. Toth - August 2028. Please see page 116 of this annual report on Form 10-K for a discussion of the vesting and extension of the exercise period for Stock Options upon retirement, and the lapse of forfeiture restrictions for Restricted Stock/RSU awards.

(4)	The “Change in Control (Single Trigger)” column quantifies the value to the Named Executive Officers of the acceleration of outstanding unvested equity awards under the Equity Incentive Plan. Under the Equity Incentive Plan, all then outstanding but unvested Stock Option, Restricted Stock, and RSU awards will vest, and all forfeiture restrictions will lapse; provided that the forfeiture restriction lapse is at target for all performance-based Restricted Stock/RSU awards. If a change in control of the Company or the Mutual Company occurs, the outstanding equity awards then held by the Named Executive Officers are impacted, regardless of whether their employment is terminated in connection with that change in control.
(5)

The “Change in Control Agreement (Double Trigger)” column represents the payments or benefits each Named Executive Officer would receive upon a qualifying termination event, under his Change in Control Agreement, in addition to those payments listed under the “Change in Control (Single Trigger)” column. The payments include salary and bonus severance payments and health and welfare plan benefit continuation for designated periods. The amount indicated for “Benefits Continuation” represents the value of such payments. Such amount does not include any conversion cost that may be incurred as a result of the termination of the Named Executive Officer’s employment with respect to life insurance and disability policies. The Change in Control Agreements provide, under certain circumstances, for the payment of excise tax “gross-ups” if the compensation paid to the Named Executive Officer exceeds the “golden parachute” amount set forth in Section 280G of the Internal Revenue

Code. Such excise tax gross up benefit is not triggered by the amounts payable to the Named Executive Officers in the table above.
(6)	The Named Executive Officer would also receive his pension benefits upon reaching the applicable retirement age.

DIRECTOR COMPENSATION

The Company pays each non-employee director cash-based fees, including an annual retainer, per meeting- and committee-based fees, and issues Deferred Stock Units with a value of $50,000 to each non-employee director continuing in office at each annual meeting. The following provides details regarding this non-employee director compensation for 2011.

Name (1)	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($)(3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Barbara A. Austell	83,000	49,748	—	—	132,748
W. Thacher Brown	96,500	49,748	—	—	146,248
G. Lawrence Buhl	94,500	49,748	—	—	144,248
Mirian M. Graddick-Weir	94,000	49,748	—	—	143,748
Jerry S. Rosenbloom	90,000	49,748	—	—	139,748
William W. Scranton III	174,000	49,748	—	—	223,748
William E. Storts	92,500	49,748	—	—	142,248

(1)	Please see the Summary Compensation Table and the tables that follow it beginning on page 107 of this annual report on Form 10-K for disclosure regarding the compensation paid to Michael Browne as CEO of the Company. Mr. Browne does not receive any additional compensation for service on the Board of Directors.
(2)	The following chart shows the schedule of non-employee directors’ cash fees for 2011.

Type of Compensation	Amount ($)
Annual Retainer	35,000
Additional Monthly Retainer for Non-Executive Chairman	6,250
Board Attendance Fee per Meeting	2,000
Committee Attendance Fee per Meeting	1,500/2,000
Annual Retainer for Committee Chair	8,000/12,000/16,000

In 2011, the Chair of the Audit Committee and the Chair of the Compensation and Personnel Development Committee received an annual retainer of $16,000 and $12,000, respectively; the Chairs of the other Committees received an annual retainer of $8,000. The 2011 Committee meeting fees per meeting for Committee members was $2,000 for Audit Committee members and $1,500 for all other Committee members. Directors are reimbursed for out-of-pocket expenses. A non-employee director who serves on both the Harleysville Group and the Mutual Company boards receives only one retainer and, if the boards or the same Committees of Harleysville Group and the Mutual Company meet on the same day, the non-employee director receives only one attendance fee. In either situation, the retainer or attendance fee is allocated equally to Harleysville Group and the Mutual Company.

Board members may defer receipt of some or all of their Board and Committee fees under the Directors’ Standard Deferred Compensation Plan or, in prior years, the directors’ COLI Plan. The directors’ COLI Plan was offered every four years to each director a few months before the beginning of the first year of the plan. In order to defer compensation pursuant to the COLI Plan, the director was required to commit to a four-year deferral of an identified portion of his or her fees and was required to consent to having his or her life insured by the Company, with the Company being the owner and beneficiary of the policy. Upon retirement from the

Board, the participants were entitled to receive the deferred fees plus the interest earned. The Company established the COLI plans in 1988, and the last plan period began in 2004. Michael L. Browne had been a participant in these plans since 1988, when he was a director, and continued in the 2004-2007 COLI Plan when he became CEO in February 2004; W. Thacher Brown had participated in the COLI Plan since 1996; and William E. Storts participated in the 2004-2007 COLI Plan. The Company elected not to initiate a new four-year plan in December 2007, and therefore, directors are currently not able to defer their compensation under a COLI Plan.

In 2011, Ms. Graddick-Weir deferred $94,000 from her fees; and no other non-employee directors deferred fees. As of December 31, 2011, the balances in the deferred compensation accounts of the directors who have elected to defer fees under either the Standard Deferred Compensation Plan or the COLI Plans were: Mr. Brown - $720,178; Mr. Browne - $2,428,979; Ms. Graddick-Weir - $418,654; Dr. Rosenbloom - $69,788; and Mr. Storts - $162,463.

(3)	In April 2011, each non-employee director received a grant of Deferred Stock Units equal to a value of $50,000 on the date of grant under the Amended and Restated Directors’ Equity Compensation Plan. A Deferred Stock Unit is the right to receive, without payment to the Company, one share of common stock of the Company. Upon termination of service, a non-employee director will receive shares of common stock equal to the Deferred Stock Units in his or her account. The Deferred Stock Units have a dividend equivalent feature, which provides for payment of cash dividends when and if cash dividends are paid on the outstanding common stock.

The amount in the “Stock Awards” column represents the grant date fair value, calculated in accordance with ASC 718, of the Deferred Stock Unit awards granted under the Amended and Restated Directors’ Equity Compensation Plan.

COMPENSATION AND PERSONNEL DEVELOPMENT COMMITTEE REPORT

The Compensation and Personnel Development Committee has reviewed and discussed the Compensation Discussion and Analysis, as set forth on pages 97-106 of this annual report on Form 10-K, with management of the Company. Based on such review and discussions, the Compensation and Personnel Development Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Submitted by the Compensation and Personnel Development Committee:

Mirian M. Graddick-Weir, Chair

W. Thacher Brown

Jerry S. Rosenbloom

William W. Scranton III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Table I - Five Percent Stockholders

Those persons owning 5% or more of Harleysville Group stock, as of December 31, 2011, are set forth below. On that date, there were 27,246,172 shares of Harleysville Group stock outstanding.

					Total Amount
	Voting Authority		Dispositive Authority		of Beneficial Ownership	Percent of Class
Name and Address	Sole	Shared	Sole	Shared
Harleysville Mutual Insurance Company 355 Maple Avenue Harleysville, PA 19438	—	14,526,445	14,526,445	—	14,526,445	53.32%
Nationwide Mutual Insurance Company One Nationwide Plaza Columbus, Ohio 43215 (1)	—	14,526,445	—	—	14,526,445	53.32%
Neuberger Berman LLC 605 Third Avenue 36th Floor New York, NY 10158 (2)	—	1,896,807	—	2,117,777	2,117,777	7.79%
Dimensional Fund Advisors LP Palisades West Building One 6300 Bee Cave Road Austin, TX 78746 (3)	1,496,200	—	1,525,677	—	1,525,677	5.61%

(1)	Represents Nationwide’s indirect beneficial interest in the shares of the Company’s common stock owned by the Mutual Company. Under the Voting Agreement, the Mutual Company has agreed to vote such shares in favor of the Merger. Nationwide filed a Schedule 13D on October 6, 2011 to report such indirect beneficial ownership.
(2)	Numbers of shares and percentage ownership are derived from the Schedule 13G/A filed on February 15, 2012, based upon holdings as of December 31, 2011.
(3)	Numbers of shares and percentage ownership are derived from the Schedule 13G/A filed on February 14, 2012, based upon holdings as of December 31, 2011.

Table II - Beneficial Ownership of Directors and Executive Officers

This table shows the Harleysville Group stock holdings, as of February 29, 2012, of the directors, the Named Executive Officers (who are the CEO, the CFO, and the next three most highly compensated executive officers employed as of December 31, 2011), and all directors and executive officers as a group. Please see the table on page 95 of this annual report on Form 10-K for titles of the Named Executive Officers.

Name	Aggregate Number of Shares Beneficially Owned (1)	Right to Acquire (number of shares) (2)	Number of Shares of Restricted Stock Owned (3)	Number of Restricted Stock Units Owned (3)	Number of Deferred Stock Units (4)	Percent of Shares (less than 1% unless indicated) (5)
Barbara A. Austell	7,436	—	—	—	7,436	—
W. Thacher Brown	63,181	7,500	5,646	—	10,146	—
G. Lawrence Buhl	13,146	—	—	—	10,146	—
Mirian M. Graddick-Weir	34,277	7,500	—	—	10,146	—
Jerry S. Rosenbloom	51,089	7,500	5,646	—	10,146	—
William W. Scranton III	24,729	7,500	—	—	10,146	—
William E. Storts	30,129	—	—	—	10,146	—
Michael L. Browne (6)	679,313	448,415	—	44,030	0	2.45%
Arthur E. Chandler	85,221	58,748	—	4,110	0	—
Allan R. Becker	37,519	15,883	—	2,085	0	—
Beth A. Friel	21,776	10,288	—	1,925	0	—
Kevin M. Toth	72,864	48,418	—	8,600	0	—
All Directors & Executive Officers as a Group (17 individuals) (6)	1,488,827	854,581	11,292	86,690	68,312	5.26%

(1)	The “Aggregate Number of Shares Beneficially Owned” column includes the numbers listed in the third, fourth, fifth, and sixth columns. Although restricted stock units and deferred stock units cannot be voted, they are included to provide complete information about shares owned or to be acquired.
(2)	The “Right to Acquire” column includes shares of common stock subject to vested but unexercised stock options, and shares of common stock subject to stock options that will vest within 60 days after February 29, 2012.
(3)	Some of the Restricted Stock and Restricted Stock Unit awards are subject to performance-based vesting requirements, and others to time-based vesting requirements. The performance-based Restricted Stock and Restricted Stock Units that remained unvested as of February 29, 2012 are presented in this table at target.
(4)	Deferred Stock Units generally vest upon termination of service as a director.
(5)	On February 29, 2012, there were 27,277,285 shares of Harleysville Group stock outstanding.
(6)	The number of shares included in the “Right to Acquire” column includes all shares underlying stock option grants that will vest upon Mr. Browne’s and one other executive officer’s retirement from the Company, as they are now eligible for early retirement under the Amended & Restated Equity Incentive Plan.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2011

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,761,195	$31.38	5,151,119
Equity Compensation Plans Not Approved by Security Holders	—	—	—

The shares in the foregoing table represent the aggregate shares underlying existing awards, or available for future awards under the Amended and Restated Equity Incentive Plan (employee plan), the Employee Stock Purchase Plan, the Amended and Restated Directors’ Equity Compensation Plan, and the Agency Stock Purchase Plan.

The Amended and Restated Equity Incentive Plan (the EIP) is the principal equity-based plan utilized by the Company to make long-term incentive equity awards to officers and other employees of the Company. Awards can be in the form of stock options, including both incentive stock options and non-qualified stock options, stock appreciation rights, and restricted stock and restricted stock unit awards, with both time or performance-based forfeiture restrictions. At the 2010 Annual Meeting, the stockholders approved the addition of 2,500,000 shares to the number of shares available for awards under the EIP, and approved the EIP for purposes of compliance with the provisions of Section 162(m) of the Internal Revenue Code. The EIP was last amended and restated in 2010. As of December 31, 2011, 2,658,266 shares remain available for future awards under the EIP. The EIP’s term will expire on February 29, 2020.

The Amended and Restated Employee Stock Purchase Plan (the ESPP) is a plan intended to meet the requirements of Section 423 under the Internal Revenue Code. As such, the ESPP provides all eligible employees with the opportunity to purchase shares of Company common stock at an amount equal to 85% of the fair market value of the common stock. The participants eligible to participate in the ESPP are all regular full-time employees and regular part-time employees who work at least 20 hours or more per week for the Company, the Mutual Company, or any of their respective subsidiaries. A person who would otherwise be eligible cannot participate in the ESPP if he or she owns, or would own as a result of purchases under the ESPP, 5% or more of the total voting power of the Company stock. The ESPP was originally established in 1995, and was last amended and restated in April 2010 to establish a share purchase limitation of 1,000 shares per participant per subscription period. The aggregate number of shares that may be purchased under the ESPP is 3,150,000 shares. As of December 31, 2011, 1,768,336 shares remain available for future purchases under the ESPP. The ESPP’s term will expire in July 2018 at the completion of the last subscription period, unless it is terminated in accordance with the Merger Agreement.

The Amended and Restated Directors’ Equity Compensation Plan (the Directors’ Plan) provides the Company with the ability to grant stock options, deferred stock units, and restricted stock awards to non-employee directors of the Company, the Mutual Company, and subsidiaries of the Company and the Mutual Company. The Directors’ Plan was initially established in 2005, and was amended and restated, and approved by the shareholders, in 2007. The aggregate number of shares subject to awards under the Directors’ Plan is 500,000. As of December 31, 2011, 394,369 shares remain available for future awards under the Directors’ Plan. The Directors’ Plan will expire on February 21, 2017.

In 2005, the Company adopted the Amended and Restated Agency Stock Purchase Plan, which was approved by written consent of the holders of a majority of the Company’s voting stock. Under the plan, the top-tier independent insurance agencies that sell insurance products for the Company’s parent, subsidiaries, and affiliates may purchase twice a year, on January 15 and July 15, Company stock at a discount of 10% off the closing price on the previous trading day. The amount that can be purchased by any one agency is limited to no more than $12,500 in value every six months. A total of 1,000,000 shares were reserved for issuance under this program at the time of its initial adoption in February 1995. As of December 31, 2011, 669,852 shares have been issued under this program.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

RELATED PERSON TRANSACTIONS

Review of Related Person Transactions

The Company reviews, in advance of entering into any transaction or business relationship with a director, director nominee, executive officer, or the Mutual Company, the parameters of such transaction, and whether such transaction or business relationship could cause a potential conflict of interest between the Company and such other participant, or could lead to an arrangement that would not be commercially reasonable for the Company. This review is performed first by management and then, to the extent a potential issue is identified, by the Board of Directors of the Company. In making this assessment, management and the Board are guided by the requirements of Item 404(a) of Regulation S-K under the SEC rules, relating to related person transactions, and other SEC guidance on related person transactions, the guidance of the NASDAQ corporate governance rules, including director independence requirements, and the Company’s Conflict of Interest, Code of Ethics and Corporate Governance policies. Because of the frequent transactions and business relationships between the Company and the Mutual Company, the Board has established a separate Committee, the Coordinating Committee, to review all material transactions between the Company and the Mutual Company. The Coordinating Committee is comprised of individuals who are solely on the Board of the Company or solely on the Board of the Mutual Company, plus a non-voting Chair who is a director of both companies. Transactions are not approved unless at least two directors from each company have approved the transaction.

The Company’s related person transaction procedures are not separately recorded in a policy, but are incorporated into the corporate governance policies described above.

Transactions with the Mutual Company

Harleysville Group was formed by the Mutual Company in 1979. It was a wholly owned subsidiary of the Mutual Company until May 1986, when the Mutual Company sold shares of Harleysville Group’s common stock in a public offering. The Mutual Company’s ownership of Harleysville Group’s outstanding common stock was reduced from 100% to approximately 70% at that time. As of December 31, 2011, the Mutual Company’s ownership was approximately 53%. Harleysville Group’s operations are interrelated with the operations of the Mutual Company. Harleysville Group believes that its various transactions with the Mutual Company, of which the material ones are summarized below, have been fair to Harleysville Group (as well as to the Mutual Company) and at least as favorable to Harleysville Group as those terms that could have been negotiated with an independent third party.

Under a Lease Agreement, amended effective January 1, 2005, the Mutual Company rented the home office property from a partnership, comprised of Harleysville Group and two of its wholly owned subsidiaries, for a five-year term, which was subsequently extended through 2011, at a base rent of $3,959,789 per year. Effective January 1, 2012, the term of the Lease Agreement was again extended through December 31, 2012 under the same terms and conditions as under the expiring term. The Mutual Company also may pay additional rent, based on a formula, for any additions, improvements, or renovations. There was an additional rental payment of $508,460 made in 2011. The Mutual Company also is responsible for all operating expenses including maintenance and repairs. The base rent and formula for additional charges are based upon an appraisal obtained from an independent real estate appraiser. The Mutual Company and Harleysville Group and their respective affiliates share these facilities; and the expenses of the facilities, including equipment and office supplies, are allocated according to an intercompany allocation agreement.

Pursuant to a Management Agreement, Harleysville Group provides certain management services to the Mutual Company and to the Mutual Company’s wholly owned subsidiary insurers for a fee based upon an applicable percentage of direct written premium for each insurer. Effective January 1, 2010, the Management Agreement between the Mutual Company and Harleysville Group was amended (the Amendment) to reflect that Harleysville Group will also provide certain management services to the Mutual Company in connection with the Mutual Company’s assumed reinsurance program in which the Mutual Company may assume quota share retrocessions from non-affiliated reinsurers (the Mutual Company Assumed Reinsurance Program). This program does not include business assumed by the Mutual Company from any mandatory regulatory pool or association, and no business was assumed by the Mutual Company under this program prior to January 1, 2010. Pursuant to this amendment to the Management Agreement, the

Mutual Company pays Harleysville Group a fee based upon a percentage of the total earned premium assumed by the Mutual Company under the Mutual Company Assumed Reinsurance Program. In recognition of the differences in the value of the services provided, the percentage used to calculate the fee for the assumed business differs from the percentage used with respect to the direct business. For 2011, Harleysville Group received total fees under the Management Agreements and the Amendment in 2010 in the aggregate amount of $8,519,952.

Pursuant to a Consolidated and Restated Compensation Allocation Agreement, Harleysville Group serves as the paymaster for the Harleysville companies, with each company being charged for its proportionate share of salary and employee benefits expense. This allocation is initially made as between the property/casualty insurer affiliates and the non-property/casualty insurer affiliates on the basis of time allocation. The collective amount allocated to all of the property/casualty insurer affiliates on the basis of time allocation is then reallocated among each property/casualty insurer affiliate on the basis of the following: premium volume, loss volume, investments, and such special studies acceptable to statutory accounting principals as may be mutually agreed upon by such insurers from time to time. These allocations are made prior to the application of the inter-company pooling agreement referenced below. On February 19, 2009, the Harleysville Group and the Mutual Company Boards of Directors approved the amendment of this Agreement to limit to pre-2009 levels the amount of Harleysville Group’s contributions to its now frozen employee defined benefit pension plan that are allocated back to its affiliates pursuant to the Agreement. Under this amendment, Harleysville Group will be allocated any excess that is contributed over the amount allocated to the affiliates. The amendment was approved by various state insurance departments. Additionally, pursuant to the Management Agreements, Harleysville Group (through a partnership comprised of wholly owned subsidiaries of Harleysville Group) provides administrative services to the Mutual Company in connection with the Mutual Company’s participation as a Write Your Own carrier in the National Flood Insurance Plan.

Harleysville Group borrowed $18.5 million from the Mutual Company in 1991 in connection with the acquisition of Mid-America Insurance Company (merged into another subsidiary, Harleysville Worcester, in November 2007) and Harleysville Insurance Company of New York pursuant to a demand loan with a stated maturity of March 1998. In February 1998, the maturity was extended to March 2005 and the interest rate became LIBOR plus 0.65%, which was a commercially reasonable market rate in 1998. In February 2005, the maturity was extended to March 2012 and the interest rate was decreased to LIBOR plus 0.45%, which was a commercially reasonable rate in 2005. For 2011, the interest paid by Harleysville Group on the demand note was $125,903, and the principal balance of the demand note remained at $18.5 million at December 31, 2011.

Harleysville Group’s property/casualty insurance subsidiaries participate in an underwriting pool with the Mutual Company, whereby such subsidiaries cede to the Mutual Company all of their insurance business and assume from the Mutual Company an amount equal to their participation in the pooling agreement. All losses and loss settlement and other underwriting expenses are prorated among the parties on the basis of participation in the pooling agreement. The agreement pertains to all insurance business written or earned on or after January 1, 1986. Harleysville Group and its property/casualty insurance subsidiaries are not liable for any losses incurred by the Mutual Company, Harleysville Preferred Insurance Company, or Harleysville Insurance Company of New Jersey, occurring prior to January 1, 1986. In November 2007, Harleysville Group and the Mutual Company approved an amendment to the pooling agreement to increase Harleysville Group’s participation from 72% to 80%. The amendment was approved by the Coordinating Committee and by the respective Boards of Harleysville Group and the Mutual Company. The Mutual Company then submitted applications for and received the approvals of various insurance regulatory authorities. The pooling agreement amendment became effective on January 1, 2008. In addition, in November 2009, Harleysville Group and the Mutual Company approved a further amendment to the pooling agreement to exclude from the intercompany pool all business assumed by the Mutual Company under the Mutual Company Assumed Reinsurance Program. This amendment was approved by the Coordinating Committee of the Boards of Directors of Harleysville Group and the Mutual Company. The Mutual Company then submitted applications for and received the approvals of various insurance regulatory authorities. This amendment to the pooling agreement became effective on January 1, 2010. Finally, in September 2010, Harleysville Group and the Mutual Company approved an amendment to the pooling agreement which provided for the Mutual Company to retain the financial results of workers’ compensation business written by the Mutual Company and assumed by it under the pooling agreement for policies either first effective or renewed on or after January 1, 2011 as well as with respect to the unearned portion of polices in force as of that date. This amendment also was approved by the Coordinating Committee of the Boards of Directors of Harleysville Group and the Mutual Company and by the various insurance regulatory authorities, and it became effective on January 1, 2011. The pooling agreement may be amended or terminated by agreement of the parties. Further information describing the pooling arrangement is contained on pages 4-5 of this annual report on Form 10-K.

From June 2007 to July 2010, the Harleysville Group Board of Directors authorized five stock repurchase programs under which an aggregate of 6.3 million shares of common stock was repurchased. The current stock repurchase program, approved by the Board in August 2010, authorizes the repurchase of up to an additional 800,000 shares. Under such current repurchase program, the Company was authorized to repurchase shares from the public float but not from the Mutual Company.

For information about the Merger Agreement between and among Harleysville Group, the Mutual Company, Nationwide, and Nationals Subs Inc., and the Voting Agreement between the Mutual Company and Nationwide, please see pages 1-2 of this annual report on Form 10-K.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

KPMG, the Company’s independent registered public accounting firm for 2010 and 2011, rendered the following services and billed, or expects to bill, the following fees for fiscal year 2010 and 2011.

Services	2010 Fees	2011 Fees
Audit	$765,000	$825,000
Audit-Related	$35,000	$35,000
Tax	$—	$—
All Other	$60,000	$76,000

“Audit” services also include audits of insurance operations in accordance with statutory accounting principles required by insurance regulatory authorities and review of documents filed with the SEC.

“Audit-Related” services include audits of employee benefit plans.

“All Other” services include assistance to management in connection with an information technology risk assessment in 2010 and 2011 and merger-related assistance in 2011.

The Audit Committee has determined that the rendering of “audit-related” and “all other” services is compatible with KPMG maintaining its independence.

The Audit Committee engaged KPMG to provide audit services and approved all of the audit-related and all other fees.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1) The following consolidated financial statements are filed as a part of this report:

(2) The following consolidated financial statement schedules for the years 2011, 2010 and 2009 are submitted herewith:

Financial Statement Schedules

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description of Exhibits

(2)	Agreement and Plan of Merger by and among Nationwide Mutual Insurance Company, Harleysville Mutual Insurance Company, Nationals Sub, Inc. and Harleysville Group Inc. dated as of September 28, 2011 - incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 30, 2011.

(3)(A)	Amended and Restated Certificate of Incorporation of Registrant - incorporated herein by reference to Exhibit (4)(A) to the Registrant’s Form S-8 Registration Statement No. 333-03127 filed May 3, 1996.

(3)(B)	Amended and Restated By-laws of Registrant - incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2009.

(4)	Indenture between the Registrant and J. P. Morgan Trust Company, N.A., dated as of July 7, 2003 - incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Report dated July 7, 2003.

(10)(A)+	Standard Deferred Compensation Plan for Directors of Harleysville Mutual Insurance Company and Harleysville Group Inc. Amended and Restated effective January 1, 2008 - incorporated herein by reference to Exhibit 10(A) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(B)+	Harleysville Insurance Companies Director Deferred Compensation Plan Approved by the Board of Directors November 25, 1987 - incorporated herein by reference to Exhibit (10)(B) to the Registrant’s Form S-3 Registration Statement No. 33-28948 filed May 25, 1989.

(10)(C)+	Harleysville Group Inc. Non-Qualified Deferred Compensation Plan Amended and Restated as of January 1, 2008 - incorporated herein by reference to Exhibit (10)(C) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(D)+	Pension Plan of Harleysville Group Inc. and Associated Employers Amended and Restated as of January 1, 2008 - incorporated herein by reference to Exhibit (10)(D) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(E)+	Harleysville Group Inc. Senior Executive Incentive Compensation Plan Effective January 1, 2009 - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 1, 2009.

(10)(F)+	Amended and Restated Equity Incentive Plan of Registrant effective as of April 28, 2010 - incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 4, 2010.

(10)(G)	Tax Allocation Agreement dated December 24, 1986 among Harleysville Insurance Company of New Jersey, Huron Insurance Company, Worcester Insurance Company, McAlear Associates, Inc. and the Registrant - incorporated herein by reference to Exhibit (10)(Q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986.

(10)(H)	Amended and Restated Financial Tax Sharing Agreement dated March 20, 1995 among Huron Insurance Company, Harleysville Insurance Company of New Jersey, Worcester Insurance Company, Harleysville-Atlantic Insurance Company, New York Casualty Insurance Company, Connecticut Union Insurance Company, Great Oaks Insurance Company, Lakes States Insurance Company and the Registrant - incorporated herein by reference to Exhibit (10)(L) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(10)(I)	Proportional Reinsurance Agreement effective as of January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company and Harleysville Insurance Company of New Jersey - incorporated herein by reference to Exhibit 10(N) to the Registrant’s Form S-1 Registration Statement No. 33-4885 declared effective May 23, 1986.

Exhibit No.	Description of Exhibits

(10)(I)(1)	Amendment, effective July 1, 1987, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey and Atlantic Insurance Company of Savannah - incorporated herein by reference to the Registrant’s Form 8-K Report dated July 1, 1987.

(10)(I)(2)	Amendment, effective January 1, 1989, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Atlantic Insurance Company of Savannah and Worcester Insurance Company - incorporated herein by reference to Exhibit (10)(U) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.

(10)(I)(3)	Amendment, effective January 1, 1991, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Atlantic Insurance Company of Savannah, Worcester Insurance Company, Phoenix General Insurance Company and New York Casualty Insurance Company - incorporated herein by reference to Exhibit (10)(O) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

(10)(I)(4)	Amendments, effective January 1, 1995 and 1993, respectively, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Worcester Insurance Company, Connecticut Union Insurance Company, New York Casualty Insurance Company and Great Oaks Insurance Company - incorporated herein by reference to Exhibit (10)(P) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(10)(I)(5)	Amendment, effective January 1, 1996 to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Worcester Insurance Company, Connecticut Union Insurance Company, New York Casualty Insurance Company, Great Oaks Insurance Company and Pennland Insurance Company - incorporated herein by reference to Exhibit (10)(O) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(10)(I)(6)	Amendment, effective January 1, 1997 to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Worcester Insurance Company, Mid-America Insurance Company, New York Casualty Insurance Company, Great Oaks Insurance Company, Pennland Insurance Company and Lake States Insurance Company - incorporated herein by reference to Exhibit (10)(P) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(10)(I)(7)	Amendment, effective January 1, 1998 to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Huron Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Worcester Insurance Company, Mid-America Insurance Company, New York Casualty Insurance Company, Great Oaks Insurance Company, Pennland Insurance Company, Lake States Insurance Company and Minnesota Fire and Casualty Company - incorporated herein by reference to Exhibit (10)(Q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(10)(I)(8)	Tenth Amendment, effective January 1, 2008, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Harleysville Preferred Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Harleysville Worcester Insurance Company, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Pennland Insurance Company, Harleysville Lake States Insurance Company and Harleysville Insurance Company - incorporated herein by reference to Exhibit (10)(I)(8) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit No.	Description of Exhibits

(10)(I)(9)	Eleventh Amendment, effective January 1, 2010, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Harleysville Preferred Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Harleysville Worcester Insurance Company, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Pennland Insurance Company, Harleysville Lake States Insurance Company and Harleysville Insurance Company - incorporated herein by reference to Exhibit (10)(I)(9) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

(10)(I)(10)	Twelfth Amendment, effective January 1, 2011, to the Proportional Reinsurance Agreement effective January 1, 1986 among Harleysville Mutual Insurance Company, Harleysville Preferred Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Harleysville Worcester Insurance Company, Harleysville Insurance Company of New York, Harleysville Insurance Company of Ohio, Harleysville Pennland Insurance Company, Harleysville Lake States Insurance Company and Harleysville Insurance Company - incorporated herein by reference to Exhibit (10)(I)(10) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(10)(J)	Lease and Amendment effective January 1, 2000 between Harleysville, Ltd. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit (10)(R) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10)(J)(1)	Second Amendment to Lease Agreement, effective January 1, 2005 between Harleysville Ltd. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit (10)(R) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)(J)(2)	Third Amendment to Lease Agreement, effective January 1, 2010, between Harleysville Ltd. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit (10)(J)(2) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

(10)(J)(3)	Fourth Amendment to Lease Agreement, effective January 1, 2011 between Harleysville Ltd. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit (10)(J)(3) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(10)(J)(4)*	Fifth Amendment to Lease Agreement, effective January 1, 2012, between Harleysville Ltd. and Harleysville Mutual Insurance Company.

(10)(K)+	Harleysville Group Inc. Year 2000 Directors’ Stock Option Program of Registrant - incorporated herein by reference to Exhibit (4)(C) to the Registrant’s Form S-8 Registration Statement No. 333-85941, filed August 26, 1999.

(10)(L)	Loan Agreement dated as of March 19, 1998 by and between Harleysville Group Inc. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit (10)(V) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(10)(L)(1)	Amendment to Loan Agreement, effective March 1, 2005 by and between Harleysville Group Inc. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit (10)(V) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)(M)	Form of Management Agreements dated January 1, 1994 between Harleysville Group Inc. and Harleysville Mutual Insurance Company, Harleysville-Garden State Insurance Company, Mainland Insurance Company, Pennland Insurance Company, Berkshire Mutual Insurance Company and Harleysville Life Insurance Company - incorporated herein by reference to Exhibit (10)(U) to the Registrant’s Annual Statement on Form 10-K for the year ended December 31, 1993.

(10)(M)(1)!	Amendment, effective January 1, 2010, to the Management Agreement between Harleysville Group Inc. and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit (10)(M)(1) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

Exhibit No.	Description of Exhibits

(10)(N)	Form of Amended Consolidated and Restated Compensation Allocation Agreement between Harleysville Group Inc. and Harleysville Mutual Insurance Company, Harleysville Life Insurance Company, Harleysville Worcester Insurance Company, Harleysville Insurance Company of New York, Harleysville Preferred Insurance Company, Harleysville Pennland Insurance Company, Harleysville Insurance Company of New Jersey, Harleysville-Atlantic Insurance Company, Harleysville Insurance Company of Ohio, Harleysville Insurance Company, Harleysville Lake States Insurance Company, Mainland Insurance Company, Harleysville Services, Inc., Harleysville Ltd., and Insurance Management Resources L.P., effective February 19, 2009 - incorporated herein by reference to Exhibit (10)(N) to the Registrant’s Annual Statement on Form 10-K for the year ended December 31, 2008.

(10)(O)	Equipment and Supplies Allocation Agreement dated January 1, 1993 between Harleysville Mutual Insurance Company and Harleysville Group Inc. - incorporated herein by reference to Exhibit (10)(V) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

(10)(P)+	Form of Change in Control Employment Agreements effective January 1, 2008 - incorporated herein by reference to Exhibit (10)(P) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(P)(1)+*	List of Executive Officers who have executed a Change in Control Agreement with the Company substantially similar to the form described in Exhibit (10)(P).

(10)(Q)+	Harleysville Group Inc. Supplemental Retirement Plan Amended and Restated as of January 1, 2008 - incorporated herein by reference to Exhibit (10)(Q) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(R)+	Directors Equity Award Program of Registrant - incorporated herein by reference to Exhibit (4)(C) to the Registrant’s Form S-8 Registration Statement No. 333-09701 filed August 7, 1996.

(10)(S)+	Non-Qualified Excess Contribution and Match Program - Amended and Restated as of January 1, 2008 - incorporated herein by reference to Exhibit (10)(T) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(T)	Agency Stock Purchase Plan - incorporated herein by reference to Exhibit 4(A) to the Registrant’s Form S-3 Registration Statement No. 33-90810 filed December 6, 2005.

(10)(U)+	Harleysville Group Inc. Amended and Restated Directors’ Equity Compensation Plan - incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2007.

(10)(U)(1)+	Amendment 2007-1, effective December 20, 2007, to the Harleysville Group Inc. Amended and Restated Directors’ Equity Compensation Plan - incorporated herein by reference to Exhibit (10)(V)(1) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10)(V)+	Non-Employee Director Compensation - incorporated herein by reference to Exhibit (10)(W) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

(10)(W)+	Form of Non-Qualified Stock Option Award Agreement - incorporated herein by reference to Exhibit (10)(X) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

(10)(X)+	Form of Restricted Stock Award Agreement - incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(10)(Y)+	Form of Restricted Stock Award Agreement for Reporting Persons - incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed January 5, 2006.

(10)(Z)+	Form of Restricted Stock Units Award Agreement for CEO - time-based - incorporated herein by reference to Exhibit (10)(AA) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

Exhibit No.	Description of Exhibits

(10)(AA)+	Form of Restricted Stock Units Award Agreement for CEO - TSR-based - incorporated herein by reference to Exhibit (10)(AB) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

(10)(AB)+	Form of Restricted Stock Units Award Agreement - time based - incorporated herein by reference to Exhibit (10)(AC) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

(10)(AC)+	Form of Restricted Stock Units Award Agreement - performance based - incorporated herein by reference to Exhibit (10)(AD) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

(10)(AD)+	Amended and Restated Employee Stock Purchase Plan - incorporated by reference to Exhibit 10.2 to the Registrant’s Periodic Report on Form 10-Q for the period ended March 31, 2010.

(10)(AE)+*	Form of Change in Control Payment Acknowledgement and Agreement.

(21)*	Subsidiaries of Registrant.

(23)*	Report and Consent of Independent Registered Public Accounting Firm

(31.1)*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)(A)*	Form 11-K Annual Report for the Harleysville Group Inc. Amended and Restated Employee Stock Purchase Plan for the year ended December 31, 2011.

(99)(B)	Stockholder Voting Agreement dated as of September 28, 2011 by and between Nationwide Mutual Insurance Company and Harleysville Mutual Insurance Company - incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 30, 2011.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

+	A management contract, compensatory plan or arrangement required to be separately identified.
*	Filed herewith.
**	Furnished and not filed herewith.
!	Confidential treatment has been requested for certain provisions of this agreement pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on March 5, 2010. Such provisions have been filed separately with the Commission.

HARLEYSVILLE GROUP

SCHEDULE I - SUMMARY OF INVESTMENTS -

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2011

(in thousands)

Type of Investment	Cost	Value	Amount at Which Shown in the Balance Sheet
Fixed maturities:

U.S. Treasury securities	$434,308	$442,324	$442,324

Obligations of U.S. government corporations and agencies	7,789	8,371	8,354

Obligations of states and political subdivisions	1,126,352	1,228,160	1,225,735

Mortgage-backed securities	278,515	294,617	294,617

All other corporate bonds	473,192	519,932	515,876

Total fixed maturities	2,320,156	2,493,404	2,486,906

Equity securities:

Common stocks:
Banks, trust and insurance companies	7	7	7

Total equities	7	7	7

Short-term investments	129,388		129,388

Total investments	$2,449,551		$2,616,301

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010

ASSETS
Short-term investments	$43,398	$22,047
Fixed maturities:
Available for sale, at fair value (cost $15 and $15)	15	15
Investments in common stock of subsidiaries (equity method)	820,055	827,450
Dividends receivable from subsidiaries		24,167
Due from affiliate	5,321	16,567
Federal income tax recoverable	5,056
Other assets	13,022	12,951

Total assets	$886,867	$903,197

LIABILITIES AND SHAREHOLDERS’ EQUITY

Debt	$118,500	$118,500
Accounts payable and accrued expenses	14,811	10,593
Federal income tax payable		5,471

Total liabilities	133,311	134,564

Shareholders’ equity:
Preferred stock, $1 par value; authorized 1,000,000 shares, none issued
Common stock, $1 par value; authorized 80,000,000 shares; issued 2011, 35,448,861 and 2010, 34,987,829 shares; outstanding 2011, 27,246,172 and 2010, 27,044,836 shares	35,449	34,988
Additional paid-in capital	285,585	263,857
Accumulated other comprehensive income	63,571	80,506
Retained earnings	622,973	630,603
Treasury stock, at cost, 8,202,689 and 7,942,993 shares	(254,022)	(241,321)

Total shareholders’ equity	753,556	768,633

Total liabilities and shareholders’ equity	$886,867	$903,197

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2011	2010	2009

Revenues	$8,525	$5,858	$5,372
Expenses:
Interest	6,053	6,064	6,217
Expenses other than interest	6,409	2,200	2,318

	(3,937)	(2,406)	(3,163)
Income tax benefit	(232)	(848)	(1,073)

Loss before equity in income of subsidiaries	(3,705)	(1,558)	(2,090)

Equity in income of subsidiaries	26,317	68,456	88,386

Net income	$22,612	$66,898	$86,296

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income	$22,612	$66,898	$86,296
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in income of subsidiaries	(26,317)	(68,456)	(88,386)
Decrease in accrued investment income		1	20
Increase (decrease) in accrued income taxes	(10,501)	2,943	17,583
Other, net	19,197	(2,419)	(16,274)

Net cash provided (used) by operating activities	4,991	(1,033)	(761)

Cash flows from investing activities:
Purchases of fixed maturity investments		(15)
Maturities of fixed maturity investments		15
Net sales (purchases) of short-term investments	(21,351)	7,048	25,468
Acquisition of affiliate, net of cash acquired		(4,825)

Net cash provided (used) by investing activities	(21,351)	2,223	25,468

Cash flows from financing activities:
Issuance of common stock	5,336	8,973	7,382
Purchase of treasury stock	(5,307)	(30,940)	(25,290)
Dividends from subsidiaries	43,476	94,361	27,479
Dividends paid	(29,253)	(74,597)	(34,849)
Excess tax benefits from share-based payment arrangements	2,108	1,013	571

Net cash provided (used) by financing activities	16,360	(1,190)	(24,707)

Change in cash
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	Deferred Policy Acquisition Costs	Liability For Unpaid Losses and Loss Settlement Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Losses And Loss Settlement Expenses	Amortization Of Deferred Policy Acquisition Costs	Other Underwriting Expense	Premiums Written

Year ended
December 31, 2011
Commercial lines		$1,404,875	$291,060	$592,910		$470,361			$540,690
Personal lines		140,529	114,955	211,598		210,493			217,927
GAAP adjustments(1)		244,187	54,753			782

Total	$101,256	$1,789,591	$460,768	$804,508		$681,636	$205,783	$77,228	$758,617

Net investment income					$95,401

Year ended
December 31, 2010
Commercial lines		$1,436,342	$343,280	$676,740		$450,417			$679,157
Personal lines		117,723	108,627	189,610		138,089			202,904
GAAP adjustments(1)		217,596	51,625			599

Total	$113,997	$1,771,661	$503,532	$866,350		$589,105	$220,150	$84,227	$882,061

Net investment income					$103,313

Year ended
December 31, 2009
Commercial lines		$1,442,458	$340,863	$690,116		$441,852			$674,275
Personal lines		116,706	95,333	168,384		109,921			177,342
GAAP adjustments(1)		223,128	48,314			718

Total	$111,649	$1,782,292	$484,510	$858,500		$552,491	$216,470	$85,349	$851,617

Net investment income					$106,649

(1)	GAAP adjustments are not determined separately for commercial and personal lines.

See Note 13 of the Notes to Consolidated Financial Statements.

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE IV - REINSURANCE

Years Ended December 31, 2011, 2010 and 2009

(in thousands)

							Percentage
							of
		Ceded to		Assumed From			Amount Assumed to Net
	Gross Amount	Outside Companies	Affiliated Companies(1)	Outside Companies	Affiliated Companies(1)	Net Amount
Property and casualty premiums for year ended December 31,

2011	$942,911	$128,637	$819,071	$4,797	$804,508	$804,508	100.6%

2010	$896,434	$123,859	$783,340	$10,765	$866,350	$866,350	101.2%

2009	$830,350	$109,743	$730,699	$10,092	$858,500	$858,500	101.2%

(1)	These columns include the effect of the intercompany pooling.

See accompanying report of independent registered public accounting firm.

HARLEYSVILLE GROUP

SCHEDULE VI - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING

PROPERTY AND CASUALTY SUBSIDIARIES

Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	Liability For Unpaid Losses and Loss Settlement Expenses	Discount, If Any, Deducted From Reserves(1)	Losses and Loss Settlement Expenses (Benefits) Incurred Related To		Paid Losses And Loss Settlement Expenses
			Current Year	Prior Years

Year ended:

December 31, 2011	$1,789,591	$5,701	$713,697	$(32,061)	$690,297

December 31, 2010	$1,771,661	$6,874	$639,234	$(50,129)	$594,204

December 31, 2009	$1,782,292	$6,993	$588,575	$(36,084)	$551,576

Notes: (1)	The amount of discount relates to certain long-term disability workers’ compensation cases. A discount rate of 3.5% was used.
(2)	Information required by remaining columns is contained in Schedule III.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harleysville Group Inc.

Date: March 14, 2012	By:	/s/ MICHAEL L. BROWNE
Michael L. Browne President, Chief Executive Officer and a Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. BROWNE Michael L. Browne	President, Chief Executive Officer and a Director (principal executive officer)	March 14, 2012

/s/ ARTHUR E. CHANDLER Arthur E. Chandler	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2012

/s/ WILLIAM W. SCRANTON William W. Scranton	Chairman of the Board and a Director	March 14, 2012

/s/ BARBARA A. AUSTELL Barbara A. Austell	Director	March 14, 2012

/s/ W. THACHER BROWN W. Thacher Brown	Director	March 14, 2012

/s/ G. LAWRENCE BUHL G. Lawrence Buhl	Director	March 14, 2012

/s/ MIRIAN M. GRADDICK-WEIR Mirian M. Graddick-Weir	Director	March 14, 2012

/s/ JERRY S. ROSENBLOOM Jerry S. Rosenbloom	Director	March 14, 2012

/s/ WILLIAM E. STORTS William E. Storts	Director	March 14, 2012

Exhibit Index

Exhibit No.	Description of Exhibits

(10)(J)(4)*	Fifth Amendment to Lease Agreement, effective January 1, 2012, between Harleysville Ltd. and Harleysville Mutual Insurance Company.

(10)(P)(1)*	List of Executive Officers who have executed a Change in Control Agreement with the Company substantially similar to the form described in Exhibit (10)(P).

(10)(AE)*	Form of Change in Control Payment Acknowledgement and Agreement.

(21)*	Subsidiaries of Registrant.

(23)*	Report and Consent of Independent Registered Public Accounting Firm.

(31.1)*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)(A)*	Form 11-K Annual Report for the Harleysville Group Inc. Amended and Restated Employee Stock Purchase Plan for the year ended December 31, 2011.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Furnished and not filed herewith.