Form 10-Q
period 2012-03-31
HARLEYSVILLE GROUP INC
filed 2012-04-30
CIK 792013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

215-256-5000

(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2012 27,276,942 shares of common stock of Harleysville Group Inc. were outstanding.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 1.	Financial Statements

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value $107,382 and $131,433)	$101,261	$124,935
Available for sale, at fair value (amortized cost $2,110,242 and $2,195,221)	2,265,341	2,361,971
Equity securities, at fair value (cost $7 and $7)	7	7
Short-term investments, at cost, which approximates fair value	194,098	129,388

Total investments	2,560,707	2,616,301
Cash	51	36
Premiums receivable	134,446	133,277
Reinsurance recoverables	204,183	245,948
Accrued investment income	23,241	25,629
Deferred policy acquisition costs	94,036	101,256
Prepaid reinsurance premiums	51,200	54,753
Property and equipment, net	12,658	12,763
Deferred income taxes	21,450	15,712
Other assets	62,025	61,394

Total assets	$3,163,997	$3,267,069

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss settlement expenses (affiliate $117,182 and $132,536)	$1,728,595	$1,789,591
Unearned premiums (affiliate $(14,552) and $(14,201)	457,432	460,768
Accounts payable and accrued expenses	87,220	104,258
Due to affiliate	19,390	40,396
Debt (affiliate $18,500 and $18,500)	118,500	118,500

Total liabilities	2,411,137	2,513,513

Shareholders’ equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued
Common stock, $1 par value, authorized 80,000,000 shares; issued 35,513,932 and 35,448,861 shares; outstanding 27,276,942 and 27,246,172 shares	35,514	35,449
Additional paid-in capital	288,251	285,585
Accumulated other comprehensive income	57,085	63,571
Retained earnings	627,979	622,973
Treasury stock, at cost, 8,236,990 and 8,202,689 shares	(255,969)	(254,022)

Total shareholders’ equity	752,860	753,556

Total liabilities and shareholders’ equity	$3,163,997	$3,267,069

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

For the three months ended March 31, 2012 and 2011

(dollars in thousands, except per share data)

	2012	2011

Revenues:
Premiums earned from affiliate (ceded to affiliate, $204,986 and $201,903)	$198,463	$199,753
Investment income, net of investment expense	20,076	25,585
Realized investment gains, net:
Total other-than-temporary impairment losses	—	—
Portion of loss recognized in other comprehensive income	—	—
Other realized investment gains, net	58	15,774

Total realized investment gains, net	58	15,774

Other income (affiliate $2,149 and $2,213)	4,665	4,410

Total revenues	223,262	245,522

Losses and expenses:
Losses and loss settlement expenses (ceded to affiliate, $140,802 and $152,054)	136,043	144,195
Amortization of deferred policy acquisition costs	50,109	52,679
Other underwriting expenses	30,623	20,671
Interest expense (affiliate $38 and $32)	1,520	1,514
Other expenses	1,283	969

Total expenses	219,578	220,028

Income before income taxes	3,684	25,494

Income tax expense (benefit)	(1,322)	7,267

Net income	$5,006	$18,227

Per common share:

Basic net income	$.18	$.67

Diluted net income	$.18	$.66

Cash dividend	$—	$.36

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

For the three months ended March 31, 2012 and 2011

(in thousands)

	2012	2011

Net income	$5,006	$18,227

Other comprehensive income (loss):
Net unrealized investment losses, net of tax benefit of $4,078 and $2,730	(7,573)	(5,069)
Recognized net actuarial loss of defined benefit pension plans, net of taxes of $585 and $353	1,087	656

Other comprehensive loss	(6,486)	(4,413)

Comprehensive income (loss)	$(1,480)	$13,814

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2012

(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
	Shares	Amount

Balance at December 31, 2011	35,448,861	$35,449	$285,585	$63,571	$622,973	$(254,022)	$753,556
Net income					5,006		5,006

Other comprehensive loss, net of tax:
Unrealized investment losses, net of reclassification adjustment				(7,573)			(7,573)
Defined benefit pension plans:
Recognized net actuarial loss				1,087			1,087

Other comprehensive loss							(6,486)

Comprehensive loss							(1,480)

Issuance of common stock:
Incentive plans	65,071	65	1,350				1,415

Tax benefit from stock compensation			655				655

Stock compensation			661				661

Purchase of treasury stock, 34,301 shares						(1,947)	(1,947)

Balance at March 31, 2012	35,513,932	$35,514	$288,251	$57,085	$627,979	$(255,969)	$752,860

See accompanying notes to consolidated financial statements.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended March 31, 2012 and 2011

(in thousands)

	2012	2011

Cash flows from operating activities:
Net income	$5,006	$18,227
Adjustments to reconcile net income to net cash provided by operating activities:
Change in receivables, recoverables, unearned premiums and prepaid reinsurance balances	40,813	2,396
Change in affiliate balance	(21,006)	23,044
Decrease in unpaid losses and loss settlement expenses	(60,996)	(20,419)
Deferred income taxes	(2,245)	5,929
Decrease in deferred policy acquisition costs	7,220	1,656
Amortization and depreciation	3,277	2,551
Realized investment gains, net	(58)	(15,774)
Other, net	(12,975)	(12,701)

	(40,964)	4,909
Cash used by the change in the intercompany pooling agreement	—	(33,014)

Net cash used by operating activities	(40,964)	(28,105)

Cash flows from investing activities:
Fixed maturity investments:
Purchases		(2,026)
Sales or maturities	105,687	63,457
Equity securities:
Purchases		(117,733)
Sales		57,508
Net (purchases) sales of short-term investments	(64,710)	35,949
Purchase of property and equipment, net	(121)	(24)

Net cash provided by investing activities	40,856	37,131

Cash flows from financing activities:
Issuance of common stock	1,415	144
Purchase of treasury stock	(1,947)
Dividends paid (to affiliate, $0 and $5,230)		(9,544)
Excess tax benefits from share-based payment arrangements	655	371

Net cash provided (used) by financing activities	123	(9,029)

Change in cash	15	(3)
Cash at beginning of period	36	39

Cash at end of period	$51	$36

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

These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC).

The affiliate transaction disclosures on the face of the financial statements relate to transactions with Harleysville Mutual Insurance Company (the Mutual Company). The Mutual Company owns approximately 53% of the outstanding common stock of Harleysville Group Inc. As used herein, “Harleysville Group” refers to Harleysville Group Inc. and its subsidiaries and the “Company” or “HGI” refers to Harleysville Group Inc.

2 – Merger Agreement

On September 28, 2011, the Mutual Company and HGI entered into an agreement and plan of merger (the Merger Agreement) with Nationwide Mutual Insurance Company (Nationwide) and a subsidiary of Nationwide (Nationals Sub). Pursuant to the Merger Agreement, the Mutual Company will merge into Nationwide with Nationwide as the surviving Company and the policyholders of the Mutual Company will become policyholders and members of Nationwide. In addition, Nationals Sub will merge into HGI with HGI as the surviving company and a wholly-owned subsidiary of Nationwide. As a result of the HGI merger, all outstanding shares of common stock of HGI held by stockholders, other than Nationwide, will be converted into the right to receive $60.00 per share in cash. The Mutual Company has also entered into a voting agreement with Nationwide under which it agreed to vote its 53% interest in HGI in favor of the merger. The Merger Agreement restricts the Mutual Company, HGI and all affiliates from engaging in certain activities and taking certain actions without Nationwide’s approval, including among others, the payment of shareholder dividends by HGI.

The transactions contemplated by the Merger Agreement are subject to customary closing conditions, including, among others, approvals from stockholders of HGI and members/policyholders of the Mutual Company and Nationwide, the Pennsylvania Insurance Department, the Ohio Insurance Department, and various other regulatory bodies. In April 2012, approvals were received from the stockholders of HGI, the members/policyholders of the Mutual Company and Nationwide, and all necessary regulatory bodies. The transactions are expected to close May 1, 2012 (the Closing Date). The Merger Agreement provides certain termination rights. In the event that the agreement is terminated under certain conditions by HGI’s Board of Directors, HGI will be required to pay Nationwide a termination fee of $29.6 million and reimburse Nationwide for its transaction expenses.

3 – Change in Pooling Agreement

The Company’s property and casualty subsidiaries participate in a pooling agreement with the Mutual Company and its property and casualty insurance subsidiary, Harleysville Pennland Insurance Company (Pennland), whereby such subsidiaries and Pennland cede to the Mutual Company all of their insurance business and assume from the Mutual Company an amount equal to their participation in the pooling agreement. All losses and loss settlement expenses and other underwriting expenses are prorated among the parties on the basis of participation in the pooling agreement. The pooling agreement provides for the allocation of premiums, losses and loss settlement expenses and underwriting expenses between Harleysville Group and the Mutual Company. Harleysville Group is not liable for any losses incurred by its subsidiaries, Harleysville Preferred Insurance Company and Harleysville Insurance Company of New Jersey, and the Mutual Company prior to January 1, 1986, the date the pooling agreement became effective. The pooling agreement excludes reinsurance premiums, losses, loss settlement expenses and underwriting expenses voluntarily assumed by the Mutual Company. Harleysville Group’s participation in the pool has been 80% since January 1, 2008.

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

4 – Share-Based Payments

The Company has several share-based compensation plans. The Company measures compensation expense associated with the plans based on the grant-date fair value of the awards.

The Company has the following share-based compensation plans:

•

The Amended and Restated Equity Incentive Plan (EIP) provides for awards to key employees in the form of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units or any combination of the above.

•

The Employee Stock Purchase Plan (ESPP) provides that a participant may elect to have up to 15% of base pay withheld to purchase shares. The purchase price of the stock is 85% of the lower of the beginning-of-the-subscription period or end-of-the-subscription-period fair market value. There are two subscription periods during each year. In accordance with the terms of the Merger Agreement with Nationwide described in Note 2 of the Notes to Consolidated Financial Statements, no new subscription period was commenced after the date of the Merger Agreement (September 28, 2011) and the Company will terminate the ESPP effective as of the Closing Date.

•

The Directors’ Equity Compensation Plan provides for the grant of equity-based awards to non-employee directors of Harleysville Group Inc. and the Mutual Company. These awards can be in the form of stock options, deferred stock units or restricted stock.

The compensation expense for the various share-based compensation plans that has been charged against income before income taxes was $661,000 and $1,373,000 for the three months ended March 31, 2012 and 2011, respectively, with a corresponding income tax benefit of $222,000 and $453,000, respectively.

No stock option or restricted stock unit grants were made during the first quarter of 2012. During the first quarter of 2011, 225,760 stock options were granted at a Black Scholes weighted average value of $6.63 per option. These options vest 33 1/3% per year over a three year period. Restricted stock unit grants of 125,475 units were also made during the first quarter of 2011 and 30,855 of these units include performance conditions. The weighted average fair value of the grants of the restricted stock units was $37.73 per unit. These awards vest over three years.

In accordance with the terms of the EIP, the Company acquired 34,301 and 86,554 shares of its common stock from employees in connection with stock option exercises and the vesting of restricted stock and restricted stock units during the first quarter of 2012 and 2011, respectively. The stock was received in payment of the exercise price of the stock options and in satisfaction of withholding taxes due upon exercise or vesting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of March 31, 2012, the Company’s total unrecognized compensation cost related to nonvested share-based compensation arrangements and the weighted average period over which the compensation cost is expected to be recognized is as follows:

		Weighted Average
	Unrecognized Compensation Cost	Period of Recognition
	(in thousands)	(in years)
Equity incentive plan awards	$3,039	1.6

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

When the independent pricing service provides a fair value estimate, the Company uses that estimate. At March 31, 2012, the independent pricing service provided a fair value estimate for all of the investments classified as Level 1 investments within the fair value hierarchy and approximately 99% of the investments classified as Level 2 estimates within the fair value hierarchy. The fair value of all Level 2 securities is based on observable market inputs.

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

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is a summary of the fair value measurements of applicable Company assets by level within the fair value hierarchy as of March 31, 2012 and December 31, 2011 (and March 31, 2011 for Level 3 unobservable inputs). These assets are measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 of the fair value hierarchy in the first quarter of 2012. The Company’s policy is to recognize transfers between levels as of the end of the reporting period.

	December 31, 2011	December 31, 2011	December 31, 2011	December 31, 2011
		Fair Value Measurements at Reporting Date Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Fixed maturities available for sale:
U.S. Treasury securities	$430,222	$430,222
Obligations of U.S. government corporations and agencies	8,011		$8,011
Obligations of states and political subdivisions	1,124,955		1,124,955
Corporate securities	442,796		442,796
Mortgage-backed securities	259,357		259,357

Total available for sale	2,265,341	430,222	1,835,119

Equity securities:
Other	7			$7

Total equity securities	7			7

Total	$2,265,348	$430,222	$1,835,119	$7

	December 31, 2011	December 31, 2011	December 31, 2011	December 31, 2011
		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Fixed maturities available for sale:
U.S. Treasury securities	$442,324	$442,324
Obligations of U.S. government corporations and agencies	8,088		$8,088
Obligations of states and political subdivisions	1,159,065		1,159,065
Corporate securities	457,877		457,877
Mortgage-backed securities	294,617		294,617

Total available for sale	2,361,971	442,324	1,919,647

Equity securities:
Other	7			$7

Total equity securities	7			7

Total	$2,361,978	$442,324	$1,919,647	$7

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended March 31, 2012
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at January 1, 2012	$—	$7	$7

Balance at March 31, 2012	$—	$7	$7

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended March 31, 2011
	Fixed Maturities Available for Sale	Equity Securities	Total
	(in thousands)
Balance at January 1, 2011	$—	$7	$7

Balance at March 31, 2011	$—	$7	$7

The amortized cost and estimated fair value of investments in fixed maturity and equity securities are as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value
	(in thousands)
Held to maturity:
Obligations of U.S. government corporations and agencies	$266		$15			$281
Obligations of states and political subdivisions	51,011		2,220			53,231
Corporate securities	49,984		3,886			53,870

Total held to maturity	101,261		6,121			107,382

Available for sale:
U.S. Treasury securities	424,513		6,084		$(375)	430,222
Obligations of U.S. government corporations and agencies	7,511		500			8,011
Obligations of states and political subdivisions	1,033,423		91,532			1,124,955
Corporate securities	400,165		42,631			442,796
Mortgage-backed securities	244,630		14,727			259,357

Total available for sale	2,110,242		155,474		(375)	2,265,341

Total fixed maturities	$2,211,503		$161,595		$(375)	$2,372,723

Total equity securities	$7	$		$		$7

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

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity:
Due through December 31, 2013	$31,531	$32,851
Due 2014 through 2017	59,491	63,820
Due 2018 through 2022	266	281
Due after 2022	9,973	10,430

	101,261	107,382

Available for sale:
Due through December 31, 2013	96,232	98,265
Due 2014 through 2017	968,383	1,023,034
Due 2018 through 2022	476,445	523,500
Due after 2022	324,552	361,185

	1,865,612	2,005,984

Mortgage-backed securities	244,630	259,357

	2,110,242	2,265,341

Total fixed maturities	$2,211,503	$2,372,723

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Realized gross gains (losses) from investments were as follows:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)

Fixed maturity securities:
Available for sale:
Gross gains	$58	$70
Equity securities:
Gross gains		16,499
Gross losses		(795)

Net realized investment gains	$58	$15,774

Harleysville Group held securities with unrealized losses at March 31, 2012 and December 31, 2011 as follows:

	$183,561	$183,561	$183,561
	March 31, 2012
			Length of Unrealized Loss
	Fair Value	Unrealized Losses	Less Than 12 Months
	(in thousands)

Fixed maturities:

U.S. Treasury securities	$183,561	$375	$375

Total temporarily impaired securities	$183,561	$375	$375

	$183,561	$183,561	$183,561
	December 31, 2011
			Length of Unrealized Loss
	Fair Value	Unrealized Losses	Less Than 12 Months
	(in thousands)

Fixed maturities:

Obligations of states and political subdivisions	$8,976	$19	$19

Corporate securities	7,956	29	29

Total temporarily impaired securities	$16,932	$48	$48

All of the fixed maturity securities with an unrealized loss at March 31, 2012 are classified as available for sale and are carried at fair value on the balance sheet.

The unrealized losses on fixed maturity investments were primarily due to an increase in interest rates on U.S. Treasury Securities rather than a decline in credit quality. Per Harleysville Group’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

less that the amortized cost of the security or where the security’s fair value is below cost and Harleysville Group intends to sell, or more likely than not will be required to sell, the security before recovery of its value. Harleysville Group believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and worsening economic conditions, these investments may be written down in the income statement in the future.

There were no impairment charges in the three months ended March 31, 2012 or 2011.

6 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)

Numerator for basic and diluted earnings per share:
Net income	$5,006	$18,227

Denominator for basic earnings per share – weighted average shares outstanding	27,599,946	27,388,586

Effect of stock incentive plans	596,415	224,179

Denominator for diluted earnings per share	28,196,361	27,612,765

Basic earnings per share	$.18	$.67

Diluted earnings per share	$.18	$.66

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price:

For the Three Months Ended March 31,
2011
(in thousands)
Number of options	105

7 – Reinsurance

Premiums earned are net of amounts ceded of $33,137,000 and $30,673,000 for the three months ended March 31, 2012 and 2011, respectively. Losses and loss settlement expenses are net of amounts ceded of $1,600,000 and $5,422,000 for the three months ended March 31, 2012 and 2011, respectively. Such amounts ceded do not include the reinsurance transactions with the Mutual Company under the pooling arrangement (described below) which are reflected on the face of the income statements, but do include reinsurance with unaffiliated reinsurers.

Pursuant to the terms of the reinsurance pooling agreement with the Mutual Company, each of the insurance subsidiaries of Harleysville Group Inc. and Harleysville Pennland Insurance Company (Pennland), a subsidiary of the Mutual Company, cede premiums, losses and underwriting expenses on all of their respective

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

8 – Cash Flows

There were no cash tax payments in the first quarter of 2012. There were cash tax refunds of $324,000 in the first quarter of 2011. Cash interest payments of $2,908,000 and $2,907,000 were made in the first quarter of 2012 and 2011, respectively.

9 – Segment Information

The performance of the personal lines and commercial lines is evaluated based upon underwriting results as determined under statutory accounting practices (SAP).

Financial data by segment is as follows:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$144,333	$149,020
Personal lines	54,130	50,733

Total premiums earned	198,463	199,753
Net investment income	20,076	25,585
Realized investment gains	58	15,774
Other	4,665	4,410

Total revenues	$223,262	$245,522

Income before income taxes:
Underwriting loss:
Commercial lines	$(5,925)	$(1,864)
Personal lines	(4,002)	(6,141)

SAP underwriting loss	(9,927)	(8,005)
GAAP adjustments	(8,385)	(9,787)

GAAP underwriting loss	(18,312)	(17,792)
Net investment income	20,076	25,585
Realized investment gains	58	15,774
Other	1,862	1,927

Income before income taxes	$3,684	$25,494

The GAAP adjustment of $9,787,000 for the three months ended March 31, 2011 includes the impact on deferred acquisition costs related to the ceding commission received in January 2011 of $6,998,000 related to the change in the intercompany pooling agreement as described in Note 3 of the Notes to Consolidated Financial Statements. The impact was all in commercial lines.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10 – Comprehensive Income

Comprehensive income for the three months ended March 31, 2012 and 2011 consisted of the following:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)

Net income	$5,006	$18,227
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized investment holding gains (losses) arising during period, net of taxes (benefits) of $(4,058) and $2,791	(7,535)	5,184
Less:
Reclassification adjustment for gains included in net income, net of taxes of $(20) and $(5,521)	(38)	(10,253)

Net unrealized investment losses	(7,573)	(5,069)

Defined benefit pension plans:
Recognized net actuarial loss, net of taxes of $585 and $353	1,087	656

Other comprehensive loss	(6,486)	(4,413)

Comprehensive income (loss)	$(1,480)	$13,814

Accumulated other comprehensive income at March 31, 2012 and December 31, 2011 consisted of the following amounts (which are net of tax):

	March 31, 2012	December 31, 2011
	(in thousands)

Unrealized investment gains	$100,814	$108,387
Defined benefit pension plan – net actuarial loss	(43,729)	(44,816)

Accumulated other comprehensive income	$57,085	$63,571

11 – Pension

Harleysville Group Inc. has a frozen pension plan that covers employees hired before January 1, 2006. The net periodic pension cost for the plan, including the Mutual Company, consists of the following components:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Components of net periodic pension cost:
Interest cost	$2,847	$2,964
Expected return on plan assets	(2,907)	(3,102)
Recognized net actuarial loss	2,462	1,641

Net periodic pension cost:
Entire plan	$2,402	$1,503

Harleysville Group portion	$1,631	$918

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Harleysville Group’s expected portion of the 2012 contribution to the pension plan is $11,580,000. Contributions of $4,710,000 were made in the quarter ended March 31, 2012.

12 – Borrowings

Debt is as follows:

	March 31, 2012	December 31, 2011
	(in thousands)

Notes, 5.75%, due 2013	$100,000	$100,000
Demand term-loan payable to the Mutual Company, LIBOR plus 1.25%, due 2013	18,500	18,500

Total debt	$118,500	$118,500

The fair value of the notes was $102,690,000 and $103,322,000 at March 31, 2012 and December 31, 2011, respectively, based on quoted market prices for the same or similar debt. The carrying value of the remaining debt approximates fair value.

In March 2012, the Company and the Mutual Company agreed to amend the terms of the loan agreement related to the $18,500,000 loan from the Mutual Company to HGI. Accordingly, the maturity date of the loan is now March 18, 2013 and the interest rate is now LIBOR plus 1.25%.

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

14 – Income Taxes

As of March 31, 2012, Harleysville Group had no material unrecognized tax benefits or accrued interest and penalties. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. Federal tax years 2007 through 2011 were open for examination as of March 31, 2012.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

16 – New Accounting Standards

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force).” This ASU amends FASB Accounting Standards Codification (ASC) Topic 944, Financial Services-Insurance, to address which costs related to the acquisition of new or renewal insurance contracts qualify for deferral. The ASU allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are (1) incremental direct costs of the contract transaction (i.e., would not have occurred without the contract transaction), (2) a portion of the employee’s compensation and fringe benefits related to certain activities for successful contract acquisitions, or (3) direct-response advertising costs as defined in ASC Subtopic 340-20, Other Assets and Deferred Costs – Capitalized Advertising Costs. An insurance entity would expense as incurred all other costs related to the acquisition of new or renewal insurance contracts. The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, and can be applied either prospectively or retrospectively. The Company adopted this guidance prospectively during the first quarter of 2012. During 2012, the Company estimates that pre-tax expenses will increase by approximately $20 million as a lower amount of acquisition costs will be capitalized and amortization of the greater December 31, 2011 balance will continue. During the first quarter of 2011, acquisition costs of $42.5 million would have been capitalized in accordance with the guidance in this ASU, compared to $52.7 million of acquisition costs which were capitalized during that period.

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

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require Harleysville Group to make estimates and assumptions (see Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K filed with the SEC). Harleysville Group believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation. The judgments, or the methodology on which the judgments are made, are reviewed quarterly with the Audit Committee.

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

Policy Acquisition Costs. Currently, policy acquisition costs, such as commissions, premium taxes and certain other underwriting expenses, that are incremental and directly related to the successful acquisition of insurance contracts are deferred and amortized over the effective period of the related insurance policies and in proportion to the premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. The estimation of net realizable value takes into account the premium to be earned, related investment income over the claim paying period, expected losses and loss settlement expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected losses and loss settlement expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the deferred acquisition costs are not recoverable, they would be written off and further analyses would be performed to determine if an additional liability would need to be accrued.

Contingencies. Besides claims related to its insurance products, Harleysville Group is subject to proceedings, lawsuits and claims in the normal course of business. Harleysville Group assesses the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. There can be no assurance that actual outcomes will be consistent with those assessments.

The application of certain of these critical accounting policies to the periods ended March 31, 2012 and 2011 is discussed in greater detail below.

Results of Operations

On September 28, 2011, the Mutual Company and HGI entered into an agreement and plan of merger (the Merger Agreement) with Nationwide the Mutual Company Insurance Company (Nationwide) and a subsidiary of Nationwide (Nationals Sub). Pursuant to the Merger Agreement, the Mutual Company will merge into Nationwide with Nationwide as the surviving Company and the policyholders of the Mutual Company will become policyholders and members of Nationwide. In addition, Nationals Sub will merge into HGI with HGI as the surviving company and a wholly-owned subsidiary of Nationwide. As a result of the merger, all outstanding shares of common stock of HGI held by stockholders, other than Nationwide, will be converted into the right to receive $60.00 per share in cash. The Mutual Company has also entered into a voting agreement with Nationwide under which it agreed to vote its 53% interest in HGI in favor of the merger. The Merger Agreement restricts the Mutual Company, HGI and all affiliates from engaging in certain activities and taking certain actions without Nationwide’s approval, including among others, the payment of shareholder dividends by HGI.

The transactions contemplated by the Merger Agreement are subject to customary closing conditions, including, among others, approvals from stockholders of HGI and members/policyholders of the Mutual Company and Nationwide, the Pennsylvania Insurance Department, the Ohio Insurance Department, and various other regulatory bodies. In April 2012, approvals were received from the stockholders of HGI, the members/policyholders of the Mutual Company and Nationwide, and all necessary regulatory bodies. The transactions are expected to close May 1, 2012. The Merger Agreement provides certain termination rights. In the event that the agreement is terminated under certain conditions by HGI’s Board of Directors, HGI will be required to pay Nationwide a termination fee of $29.6 million and reimburse Nationwide for its transaction expenses.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

The Company’s property and casualty subsidiaries participate in a pooling agreement with the Mutual Company and its property and casualty insurance subsidiary, Harleysville Pennland Insurance Company (Pennland), whereby such subsidiaries and Pennland cede to the Mutual Company all of their insurance business and assume from the Mutual Company an amount equal to their participation in the pooling agreement. All losses and loss settlement expenses and other underwriting expenses are prorated among the parties on the basis of participation in the pooling agreement. The pooling agreement provides for the allocation of premiums, losses and loss settlement expenses and underwriting expenses between Harleysville Group and the Mutual Company. Harleysville Group is not liable for any losses incurred by its subsidiaries, Harleysville Preferred Insurance Company and Harleysville Insurance Company of New Jersey, and the Mutual Company prior to January 1, 1986, the date the pooling agreement became effective. The pooling agreement excludes reinsurance premiums, losses, loss settlement expenses and underwriting expenses voluntarily assumed by the Mutual Company. Harleysville Group’s participation in the pool has been 80% since January 1, 2008.

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

Premiums earned decreased $1.3 million, or 0.6%, during the three months ended March 31, 2012 compared to the same period in the prior year primarily due to a decrease of $4.7 million in premiums earned for commercial lines, partially offset by an increase of $3.4 million in premiums earned for personal lines. The decrease in premiums earned for commercial lines was 3.1%, primarily due to lower exposures. The increase in premiums earned for personal lines was 6.7%, primarily due to higher average premiums.

Investment income decreased $5.5 million for the three months ended March 31, 2012 compared to the same period in the prior year primarily due to lower invested assets, a lower investment yield on fixed income securities and short-term investments, and lesser dividends on equity securities.

Net realized investment gains decreased $15.7 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to realized gains on the sale of equity mutual funds in 2011. There were no impairment charges in the three months ended March 31, 2012 or 2011.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

Harleysville Group held securities with unrealized losses at March 31, 2012 as follows:

			Length of Unrealized Loss
	Fair Value	Unrealized Losses	Less Than 12 Months
	(in thousands)

Fixed maturities:

U.S. Treasury securities	$183,561	$375	$375

Total temporarily impaired securities	$183,561	$375	$375

All of the fixed maturity securities with an unrealized loss at March 31, 2012 are classified as available for sale and are carried at fair value on the balance sheet.

The unrealized losses on fixed maturity investments were primarily due to an increase in interest rates on U.S. Treasury Securities rather than a decline in credit quality. Per Harleysville Group’s current policy, a fixed maturity security is other than temporarily impaired if the present value of the cash flows expected to be collected is less than the amortized cost of the security or where the security’s fair value is below cost and Harleysville Group intends to sell, or more likely than not will be required to sell, the security before recovery of its value. Harleysville Group believes, based on its analysis, that these securities are not other than temporarily impaired. However, depending on developments involving both the issuers and worsening economic conditions, these investments may be written down in the income statement in the future.

An insurance company’s statutory combined ratio is a standard measure of underwriting profitability. This ratio is the sum of (1) the ratio of incurred losses and loss settlement expenses to net earned premium; (2) the ratio of expenses incurred for commissions, premium taxes, administrative and other underwriting expenses to net written premium; and (3) the ratio of dividends to policyholders to net earned premium. The combined ratio does not reflect investment income, federal income taxes or other non-operating income or expense. A ratio of less than 100 percent generally indicates underwriting profitability. Harleysville Group’s statutory combined ratio for the three months ended March 31, 2012 was 105.0% compared to 112.3% for the three months ended March 31, 2011, which includes 4.5% due to the impact of the statutory treatment of the ceding commission received on the unearned premiums ceded to the Mutual Company on January 1, 2011. Excluding the impact of the pool transfer, the statutory combined ratio was 107.8% for the three months ended March 31, 2011. The 2012 period includes 0.8 points of catastrophe losses. The 2011 period includes unusually severe winter weather resulting in losses not meeting the catastrophe definition, as well as 4.5 points of catastrophe losses.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

The statutory combined ratios by line of business for the three months ended March 31, 2012 and March 31, 2011 are shown below.

	For the Three Months Ended March 31,
	2012	2011
Commercial:
Automobile	107.3%	100.3%
Commercial multi-peril	103.7%	117.6%
Other commercial	108.9%	87.2%
Total commercial	102.8%	113.1%
Total commercial excluding the impact of the pool transfer		106.0%

Personal:
Automobile	121.8%	110.7%
Homeowners	102.8%	121.4%
Other personal	75.4%	74.0%
Total personal	110.5%	112.8%

Total personal and commercial	105.0%	112.3%

Total personal and commercial excluding the impact of the pool transfer		107.8%

The commercial lines statutory combined ratio decreased to 102.8% for the three months ended March 31, 2012 from 106.0%, excluding the impact of the pool transfer, for the three months ended March 31, 2011. Catastrophe losses in commercial lines represented 0.8 points of the combined ratio in the three months ended March 31, 2012 compared to 3.7 points in the three months ended March 31, 2011. Favorable development in the workers compensation line of business reduced the commercial lines combined ratio by 2.7 points and 2.5 points for the three months ended March 31, 2012 and 2011, respectively.

The personal lines statutory combined ratio decreased to 110.5% for the three months ended March 31, 2012 from 112.8% for the three months ended March 31, 2011. Catastrophe losses in the personal lines represented 0.9 points of the combined ratio in the three months ended March 31, 2012 compared to 6.8 points in the three months ended March 31, 2011.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

The following table presents the liability for unpaid losses and loss settlement expenses by major line of business:

	March 31, 2012	December 31, 2011
	(in thousands)

Commercial:
Automobile	$269,030	$272,590
Workers compensation	293,349	307,453
Commercial multi-peril	676,140	679,849
Other commercial	147,564	144,983

Total commercial	1,386,083	1,404,875

Personal:
Automobile	89,008	87,714
Homeowners	48,124	49,955
Other personal	3,178	2,860

Total personal	140,310	140,529

Total personal and commercial	1,526,393	1,545,404

Plus reinsurance recoverables	202,202	244,187

Total liability	$1,728,595	$1,789,591

The following table presents the increase (decrease) in the estimated ultimate loss and loss settlement expenses attributable to insured events of prior years for the three months ended March 31, 2012 by line of business:

		Accident Years
	Total	2011	2010	2009 and Prior Years
	(in thousands)

Commercial:
Automobile	$(1,071)	$415	$(93)	$(1,393)
Workers compensation	(3,841)		804	(4,645)
Commercial multi-peril	(3,566)	125	64	(3,755)
Other commercial	(1,305)	128	(142)	(1,291)

Total commercial	(9,783)	668	633	(11,084)

Personal:
Automobile	1,057	(112)	1,861	(692)
Homeowners	(1,405)	(1,977)	569	3
Other personal	288	104	70	114

Total personal	(60)	(1,985)	2,500	(575)

Total net development	$(9,843)	$(1,317)	$3,133	$(11,659)

There was $9.8 million of net favorable development in the provision for insured events of prior years for the three months ended March 31, 2012, of which $9.7 million was in commercial lines and $0.1 million was in personal lines. The favorable development primarily related to the 2001 through 2009 accident years as a result of lower than

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

expected claim severity experienced broadly across all lines of business, particularly workers compensation, commercial multi-peril, commercial automobile, and other liability, partially offset by adverse development in accident year 2010.

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

Harleysville Group records the actuarial best estimate of the ultimate unpaid losses and loss settlement expenses incurred. The estimate represents the actuarially determined expected amount of future payments on all loss and loss settlement expenses incurred on or before March 31, 2012. Actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, have been consistently applied, after including consideration of recent case reserve activity, during the periods presented. Changes in the estimate of the liability for unpaid losses and loss settlement expenses reflect actual payments and evaluations of new information and data since the last reporting date. These changes correlate with actuarial trends.

The following table presents the liability for unpaid losses and loss settlement expenses (LAE) by case and incurred but not reported (IBNR) reserves by line of business as of March 31, 2012:

	Case	IBNR	LAE Liability	IBNR (Incl. LAE)	Total Liability
	(in thousands)
Commercial:
Automobile	$89,515	$128,514	$51,001	$179,515	$269,030
Workers compensation	127,010	122,854	43,485	166,339	293,349
Commercial multi-peril	186,282	307,049	182,809	489,858	676,140
Other commercial	31,579	79,893	36,092	115,985	147,564

Total commercial	434,386	638,310	313,387	951,697	1,386,083

Personal:
Automobile	41,719	31,271	16,018	47,289	89,008
Homeowners	15,691	23,695	8,738	32,433	48,124
Other personal	985	1,743	450	2,193	3,178

Total personal	58,395	56,709	25,206	81,915	140,310

Total net liability	492,781	695,019	338,593	1,033,612	1,526,393

Reinsurance recoverables	126,152	75,681	369	76,050	202,202

Total gross liability	$618,933	$770,700	$338,962	$1,109,662	$1,728,595

Reinsurance recoverables were $204.2 million and $245.9 million at March 31, 2012 and December 31, 2011, respectively. Of these amounts, $99.9 million and $137.7 million, respectively, or 49% and 56%, respectively, of the recoverables were due from governmental bodies, regulatory agencies or quasi-governmental pools and reinsurance facilities where Harleysville Group believes there is limited credit risk. The remainder of the reinsurance recoverables are

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

principally due from reinsurers rated A- or higher by the A.M. Best Company. Ceded reinsurance contracts do not relieve Harleysville Group’s primary obligation to its policyholders. Consequently, an exposure exists with respect to reinsurance recoverables to the extent that any reinsurer is unable to meet its obligation or disputes the liabilities assumed under the reinsurance contract. From time to time, Harleysville Group may encounter such disputes with its reinsurers. In addition, the creditworthiness of our reinsurers could deteriorate in the future due to adverse events affecting the reinsurance industry, such as a large number of major catastrophes.

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

Because of the nature of insurance claims, there are uncertainties inherent in the estimates of ultimate losses. Harleysville Group’s reorganization of its claims operation in recent years has resulted in new people and processes involved in settling claims. As a result, more recent statistical data reflects different patterns than in the past and gives rise to uncertainty as to the pattern of future loss settlements. There are uncertainties regarding future loss cost trends particularly related to medical treatments and automobile repair. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at March 31, 2012.

The property and casualty industry has had substantial aggregate loss experience from claims related to asbestos-related illnesses, environmental remediation, product liability, mold, and other uncertain exposures. Harleysville Group has not experienced significant losses from such claims.

In the first quarter of 2012, Harleysville Group had income before income taxes of $3.7 million, compared to $25.5 million in the first quarter of 2011. The decrease in income before income taxes of $21.8 million for the three months ended March 31, 2012, as compared to the same period in 2011, was primarily due to lesser investment income and realized gains in the 2012 period compared to the 2011 period. The increase in other underwriting expenses in the first quarter of 2012 is primarily due to the adoption of new accounting guidance (ASU 2010-26) related to the capitalization of acquisition costs.

The income tax expense for the three month periods ended March 31, 2012 and 2011 includes a tax benefit of $2.8 million and $3.4 million, respectively, related to tax-exempt investment income.

Liquidity and Capital Resources

Operating activities used net cash of $41.0 million and $28.1 million for the three months ended March 31, 2012 and 2011, respectively. The 2011 amount includes $33.0 million paid in connection with the change to the intercompany pooling agreement effective January 1, 2011. The remaining change of $45.9 million is due to a decrease in underwriting cash flow, including the change in the due to affiliate balance.

Investing activities provided $40.9 million and $37.1 million of net cash for the three months ended March 31, 2012 and 2011, respectively. The change is primarily due to greater net sales of investments in the 2012 period due to the decrease in cash provided by operating activities, partially offset by the increase in cash provided by financing activities.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

(Continued)

Financing activities provided $0.1 million and used $9.0 million of net cash for the three months ended March 31, 2012 and 2011, respectively. The change is primarily due to the decrease in dividends paid.

Harleysville Group’s investment strategy is designed to complement and support the insurance operations. Harleysville Group considers projected cash flow (premiums, investment income, reinsurance programs, liability payout patterns, general expenses, large seasonal obligations, intercompany transfers, etc.) to assure that sufficient liquidity exists within Harleysville Group and the Mutual Company. Maintaining a regular maturity schedule in readily marketable securities is an essential part of addressing liquidity. This regular maturity schedule is maintained in all interest rate environments. After-tax yield will be maximized consistent with safety and liquidity considerations by investment in taxable or tax-exempt securities, depending on Harleysville Group’s tax position. Proceeds from the maturities of fixed income securities in the first quarter of 2012 were reinvested in short-term investments.

Harleysville Group Inc. had $30.9 million of cash and marketable securities at March 31, 2012 which is available for general corporate purposes including dividends, debt service, capital contributions to subsidiaries, acquisitions and the repurchase of stock. On August 6, 2010, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases, or because its officers are in possession of material, non-public information. The Company repurchased shares in open market transactions from the public float and did not repurchase shares from the Mutual Company. As of March 31, 2012, the Company had repurchased 245,084 shares under this authorization, leaving 554,916 shares authorized to be repurchased. Provisions in the Merger Agreement with Nationwide restrict the Company from repurchasing further shares. Harleysville Group has no other material commitments for capital expenditures as of March 31, 2012.

As a holding company, the Company’s principal source of cash for the payment of dividends is dividends from its insurance subsidiaries. The Company’s insurance subsidiaries are subject to state laws that restrict their ability to pay dividends. The Company’s insurance subsidiaries did not declare or pay dividends to the Company in 2012.

The timing of future cash payments associated with unpaid losses and loss settlement expenses and contractual obligations pursuant to debt agreements is not expected to be materially different from that disclosed in the Company’s annual report on Form 10-K for fiscal year 2011.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 3.

Quantitative and Qualitative Disclosure

about Market Risk

Harleysville Group’s market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of Harleysville Group’s investment portfolio as a result of fluctuations in prices and interest rates. Harleysville Group attempts to manage its interest rate risk by maintaining an appropriate relationship between the average duration of the investment portfolio and the approximate duration of its liabilities. Changes to Harleysville Group’s market risk since December 31, 2011 are reflected within Management’s Discussion and Analysis of Financial Condition and Results of Operations and within the financial statements contained within this Form 10-Q.

Harleysville Group has maintained approximately the same duration of its investment portfolio to its liabilities from December 31, 2011 to March 31, 2012.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, as of March 31, 2012, which is the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the first quarter of 2012, for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the SEC.

(b)	Change in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

Policyholder Lawsuits

After the announcement of the Merger Agreement, the Mutual Company received five letters on behalf of purported policyholders objecting to the merger of the Mutual Company into Nationwide (the Parent Merger). Six lawsuits were filed against the Mutual Company brought by purported policyholders challenging the proposed transaction. Initially, Nationwide was named as a defendant in three of these suits. Since their initial filing, three of the lawsuits against the Mutual Company have been dismissed and the remaining three consolidated into one action. For additional procedural history regarding the original policyholder actions, please see the Harleysville Group Definitive Proxy Statement, filed in March 2012.

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

Following a hearing held on April 19-20, 2012, on April 23, 2012 the Court issued an Order which (1) denied the plaintiffs’ motion for preliminary injunction because plaintiffs failed to show they would be irreparably harmed if the Parent Merger was consummated since any harm the policyholders may suffer can be recompensed with money damages and since plaintiffs failed to show that the proxy statement submitted to members/policyholders contained false statements of material fact or that material facts were omitted from the proxy statement; (2) determined, at such time, not to impose a constructive trust over the merger consideration to be paid to directors and officers of the Mutual Company who are defendants under the CCADC; (3) granted, in part, the defendants’ motion to dismiss for lack of irreparable harm with respect to (a) the plaintiffs’ request to enjoin the Mutual Company policyholder vote; (b) to require the Mutual Company to issue a new proxy statement; and (c) to strike certain provisions from the Merger Agreement; and (4) found the Court lacked jurisdiction to impose a constructive trust over the merger consideration to be paid to the stockholders of the Company who are not parties to the CCADC.

ITEM 1A.	Risk Factors

The business, results of operations and financial condition, and therefore the value of Harleysville Group’s securities, are subject to a number of risks. Some of those risks are set forth in the Company’s annual report on Form 10-K for fiscal year 2011, filed with the SEC on March 14, 2012. There has been no material change from the risk factors as previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – January 31, 2012	-0-		-0-	554,916
February 1 – February 29, 2012	33,958	$56.75	-0-	554,916
March 1 – March 31, 2012	343	$57.54	-0-	554,916

(1)	On August 6, 2010, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its outstanding common stock over a two year period in the open market or in privately negotiated transactions. Additionally, the Board authorized the Company to make purchases under the terms of a Rule 10b5-1 trading plan, which allows the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time preceding its quarterly earnings releases, or because its officers are in possession of material, non-public information. The Company repurchased shares in open market transactions from the public float, and did not repurchase shares from the Mutual Company. As of March 31, 2012, the Company had repurchased 245,084 shares under this authorization, leaving 554,916 shares authorized to be repurchased. Provisions in the Merger Agreement with Nationwide restrict the Company from repurchasing further shares.
(2)	In accordance with the terms of its Equity Incentive Plan, the Company acquired all of the above shares from employees in connection with the vesting of restricted stock and restricted stock units. The stock was received in satisfaction of withholding taxes due upon vesting.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

(Continued)

Item 6.	a.	Exhibits

		10L2*	Fourth Amendment to Loan Agreement effective March 15, 2012 by and between Harleysville Group Inc. and Harleysville Mutual Insurance Company.

		31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS**	XBRL Instance Document.

		101.SCH**	XBRL Taxonomy Extension Schema Document.

		101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

		101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

		101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

		101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Furnished and not filed herewith.

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harleysville Group Inc.

Date: April 30, 2012	By:	/s/ ARTHUR E. CHANDLER
Arthur E. Chandler Senior Vice President and Chief Financial Officer (principal financial officer)

HARLEYSVILLE GROUP INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

10L2*	Fourth Amendment to Loan Agreement effective March 15, 2012 by and between Harleysville Group Inc. and Harleysville Mutual Insurance Company.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Furnished and not filed herewith.